Form 10KSB
period 1999-12-31
FLEETCLEAN SYSTEMS INC
filed 2000-04-14
CIK 1020646

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
      1934

                   For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                            FLEETCLEAN SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

Commission file number: 000-27467

                  TEXAS                                  76-0196431
   (State or Other Jurisdiction of                    (I.R.S. Employer
    Incorporation or Organization)                   Identification No.)

    P.O. BOX 727, HWY 834 EAST .7 MILES, HARDIN, TEXAS           77561
      (Address of Principal Executive Office)                  (Zip Code)

                                  409-298-9835
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:
 Common Stock

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the 12 months ended December 31, 1999 were $1,103,663

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the average bid and ask price on the OTC Electronic Bulletin Board on March 31, 2000 was $2,527,716. As of March 31, 2000 registrant had 12,140,014 shares of Common Stock outstanding.

The registrant is incorporating by reference into Part III of this Form 10-KSB, certain information contained in the registrant's proxy statement for its 2000 annual meeting of stockholders.

      All references to Fleetclean Systems, Inc. common stock reflect a one for
203.991 forward common stock split in August 1996.

                                     PART I

      This annual report contains forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward- looking statements.

      In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

      Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform our prior statements to actual results.

ITEM 1. DESCRIPTION OF BUSINESS

ORGANIZATION

      We were incorporated in Texas in 1986, under the name Eastex Chemex Corporation, as a retail distributor of truck washing equipment and chemicals to operators of large trucking fleets. In July 1990, we changed our name to Fleetclean Systems, Inc.

      Until 1992, we operated locally, in the Houston, Texas area. Thereafter, sales efforts were directed to large national trucking companies. In 1994, we acquired the assets and business accounts of Chemex Southwestern Inc. and began to manufacture equipment and chemicals for retail distribution. During 1994, we opened a distribution warehouse in Statesville, North Carolina. In January 1996, we acquired the Kentucky operations, including a distribution warehouse, and customer accounts of Fleetcleaning Supply Company, Inc. In June 1998, the distribution warehouse was moved to Lafayette, Indiana and subsequently to Warsaw, Indiana in June 1999. In February 1999, we acquired the assets and ongoing business accounts of Tri-State Chemex Corp of Providence, Rhode Island. After this transaction, we have sales and service warehouses in Hardin, Texas; Warsaw, Indiana; Statesville, North Carolina; and Providence, Rhode Island. All equipment is manufactured in Texas, with chemical mixing facilities operating in Texas and Rhode Island. Distribution and customer service is by our employees who service specific geographic regions.

RECENT DEVELOPMENTS

      We have received preliminary approval of a $1,050,000 Rural Development Loan through Economic Development Capital, which we expect will be funded in May 2000 with which we intend to fund our ongoing operations and refinance our liabilities. Economic Development Capital is a corporation in the business of mortgage financing with experience in the processing of loans with governmental agencies and other issuers of long-term debt. This Rural Development Loan application is being reviewed for approval by the United States Department of Agriculture.

PRODUCTS AND SERVICES

      HAND HELD HIGH-PRESSURE TRUCK WASHING SYSTEM

      We manufacture stainless steel pressure washing equipment for hand washing of trucks. The chemicals are formulated for two step washing, which allows the user to simply spray the chemical on the unit and rinse it off for complete cleaning without brushing. The chemical run off is neutral and is accepted in municipal waste water systems nationwide with no special permitting required. We know of no federal regulations that restrict our customers from discharging waste water into municipal sewer systems. Each municipality has specific requirements for accepting industrial waste water. We offer several different types of chemicals, depending on the surface of the truck and upon the level of cleaning required.

      We believe our customer base is stable in that we provide washing equipment to our customers, on loan, at no charge, in return for the ongoing chemical business, provided the customer purchases a pre-set amount of chemicals each month. Each customer that is provided the equipment agrees to purchase a minimum of 200 gallons of chemicals exclusively from us, or agrees to pay a rental fee of $250. The current prices of chemicals are approximately $2.60 to $7.00 per gallon. Our personnel install the equipment at each customer's facility, and provide instruction and training. We believe customer turnover has been low due to the quality of the products and the level of service provided on a regular monthly basis. Some customers have been serviced continuously for ten years.

      As of December 31, 1999, we serviced 168 customers on a regular basis, which is an increase of 54 from the 1998 level. The majority of the increase in the number of customers came as a result of the Tri-State Chemex acquisition, and many of these are low volume chemical users. Under historical conditions which continue to apply in other parts of the country these low volume chemical users would not be serviced by us. However, due to the close proximity of these customers to the Rhode Island warehouse, and the fact that we do not provide equipment for their uses, as they have purchased the equipment, we can continue to service them, and realize maintenance revenue from these small volume users. While the total number of customers has increased, the average gallons of chemical usage, per customer, are lower. The increase in revenue for 1999 compared to 1998 is due to increased chemical sales resulting from the Tri-State Chemex acquisition. There were no sales of drive through truck wash systems in 1999.

      During 1999, we discontinued service to 16 customers. Of these, we took the initiative in nine cases to terminate service because the chemical volume did not meet our requirements. The others terminated for a variety of reasons, but, to date, we have not been notified that any termination was due to the failure of the product to perform. During 1999, we gained 16 new chemical customers whose chemical volume more than exceeds the loss of business during this period. Historically, we estimate that the chemical business has had an annual growth rate of 6% to 7%. Of the 168 customers currently served, 39 have been regular customers for more than 5 years. We are not dependent on a few major customers for our revenues.

      DRIVE THRU TRUCK WASHING SYSTEM

      We have also designed a drive thru truck wash system that washes a tractor /trailer combination in approximately 90 seconds. Unlike the hand washing systems, drive thru washing systems are not provided on loan, but are sold at prices of $55,000 - $75,000. The system cleans without brushing by means of two chemical spray arches and a rinse arch, each with separate pump systems, a chemical mixing system, and a master control panel with appropriate controls and sensors. The system initially dispenses a pre-soak solution, followed with a detergent solution, which reacts with the pre-soak solution to finish cleaning. Finally, the truck is rinsed, including an undercarriage rinse, with a rinse pump dispensing water at a rate of approximately 230 gallons per minute. The system can handle trucks up to 8 feet 6 inches wide and 13 feet 6 inches high. To date, we have sold six drive thru wash systems.

      A drive thru truck wash is a mechanical and electronic system which is sold to a customer, typically not a tank truck carrier, but a dry freight box carrier to clean the exteriors of trucks and trailers. These systems are sold to trucking companies which have sufficient number of units to require high volume production washing. The systems, when sold, are installed at the customer's maintenance facility, allowing them to clean their own tractor/trailer combinations on a regular basis. We sell maintenance and cleaning chemicals on an ongoing basis to the owners of the drive thru truck wash systems. During 2000, we intend to increase advertising for this segment of our business.

      INTERNAL TANK CLEANING OPERATIONS

      Our business has grown primarily within the tank truck industry. As a result, our management has become familiar with the characteristics and needs of that industry, which prompted us to enter into "internal" tank cleaning in 1999. In March 1999, we acquired, on a lease purchase contract, a truck terminal/tank wash facility in Hahnville, Louisiana. After remodeling the facility at a cost of approximately $300,000, the facility opened in August 1999.

      Internal tank cleaning is a necessary process in the functioning of chemical and food tank truck and trailers. Most chemical or food tankers haul a variety of products, though there are some unique situations where a trailer is on a dedicated haul of one specific product. In every case where a trailer is loading a product different from the previous load, it must be thoroughly cleaned internally, and in some cases externally. This is done by taking the trailer to a plant which is equipped with a steam boiler and high pressure pumps, which are used through a spinner device to inject hot caustic or hot soap or hot diesel in some cases at high pressure to clean the tank. Rinsing and drying completes the process.

      This internal tank cleaning facility is permitted by the Louisiana Department of Environmental Quality, and currently holds an EPA permit as a waste water generator, and an air quality permit from the state of Louisiana. We have completed our required permitting and expect no further fees or permits. We are subject overall to regulation by the DOT, EPA, and OSHA and currently believe we have complied with all regulatory requirements. As a whole, we are permitted by the DOT as a hazardous materials carrier. These permits have been in place since 1993. We meet all DOT requirements and state requirements for operation of trucks hauling hazardous materials. Different states have different permitting requirements, which are addressed state by state. The Hahnville facility is permitted by the EPA as a waste generator, which is not hazardous. Additionally, we have a boiler permit from the Louisiana State Fire Marshall.

      The Hahnville facility also offers a variety of maintenance and inspection services to its tank line customers, including oil changes, brake service, minor tank repairs, and federally mandated DOT HM183 tank inspections.

      Since opening for business the third week of August 1999 the Hahnville facility has seen steady growth in revenue month to month, as shown below. The facility is expected to begin operating profitably beginning April 2000 as a result of new contracts with new customers which are expected to double the number of trailers cleaned each month.

      September 1999 Tank Wash Revenue          $  9,727
      October 1999 Tank Wash Revenue              20,304
      November 1999 Tank Wash Revenue             25,680
      December 1999 Tank Wash Revenue             26,796
      January  2000 Tank Wash Revenue             30,757
      February 2000 Tank wash Revenue             25,500
      March 2000 Tank Wash Revenue                33,527

      We believe we have complied with all applicable environmental regulations with respect to our operations. However, due to the nature of our business, we may become subject to future laws regulating the chemicals used in our operations.

      As a long-term objective, we intend to open additional tank cleaning facilities.

      We do not employ any processes or operations which are limited by availability of materials or suppliers, as all components of our products are commercially available and can be purchased from a number of sources. The uniqueness of the products marketed is in the formulation of the chemicals to proprietary formulas, which are strictly controlled. All employees sign a confidentiality and non-compete agreement, except the tank wash personnel who have no access to secret information.

INTELLECTUAL PROPERTY

      We do not have a formal research and development division. Our expenditures on research and development have been limited to contracting with a research chemist for assistance with certain new chemical formulas, at a total cost of $3,000 in the last two years.

      We regard intellectual property rights as essential to our success, and we rely extensively on trademark rights and confidentiality agreements, between and amongst our partners, employees and others, to protect our proprietary interests. We are the proprietor of a service mark on the Fleetclean Systems, Inc. mark. We do not currently hold any patents on our chemical formulas or on the components comprising our drive thru washing system.

MARKETING

      We have not entered into extensive advertising programs, but have grown through direct sales efforts, and referrals from satisfied customers. We currently service 168 customers in 24 states. Although we believe we compete in a fragmented market with few large competitors, there is no assurance that we will not in the future compete against larger companies with greater financial resources.

EMPLOYEES

      We currently have 17 full-time employees. No employees are covered by a collective bargaining agreement. We consider relations with our employees to be satisfactory.

COMPETITION

      Competition in the chemical distribution business is very fragmented, with the bulk of the competition as locally owned family businesses. There are currently 365 commercial tank cleaning facilities in the country as listed in the March 2000 issue of "Modern Bulk Transporter" magazine. Of these, 56 are limited to food grade only, and another 176 are operated by trucking firms primarily to service their own trucks, leaving only 133 facilities as independent full service commercial tank washes. Of the 133 independent facilities, 18 are owned and operated by Philip Services Corporation, which is the country's largest chain of independent tank cleaning facilities.

      Tank trailers are divided into three basic categories, dry bulk (flour, plastic pellets, sand, etc.); liquid food trailers; and chemical trailers. For obvious reasons of possible contamination, a food trailer would not normally be used to haul chemicals, which in many cases would be hazardous. In some applications certain types of food product trailers can be cleaned in a general-purpose tank wash facility. However some food product trailers must be cleaned in special "food grade" wash bays, which requires all stainless steel equipment and fixtures. The Hahnville facility is a general-purpose chemical tank wash and does not have a "food grade" bay as we believe the local market does not require such a facility. However certain food products are cleaned in the Hahnville facility. There are certain tank washes which specialize in "food grade" cleaning only and would not be able to clean a variety of chemical products without voiding their "food grade" designation.

      The majority of the independent tank washes are small family owned businesses. Some of these family owned businesses are being considered as potential acquisition candidates with a view to developing a national chain. We believe many of these businesses use antiquated, inefficient methods, and we believe that an opportunity exists to become a significant service provider nationwide by acquiring certain carefully selected facilities, while at the same time building new modern facilities in key markets. In February 2000, we entered into two letters of intent for the acquisition of two existing tank wash facilities. We are in the process of performing due diligence on the acquisitions and obtaining financing for the acquisitions. We can provide no assurance that we will ever enter into definitive agreements with either of these facilities.

RISK FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

      You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be harmed.

WE DEPEND ON KEY PERSONNEL.

      Our success is substantially dependent on the continued service and performance of our senior management and key personnel, specifically Kenneth A. Phillips. We currently have an employment agreement with Mr. Phillips that expires in July 2000. The loss of the services of Mr. Phillips could have a negative effect on our business. In addition, we do not maintain a life insurance policy for Mr. Phillips.

WE ARE EXPANDING OUR BUSINESS, WHICH WILL PLACE A SEVERE STRAIN ON OUR LIMITED RESOURCES.

      We expect to expand our operations, and anticipate that further significant expansion will be required to address potential growth in our customer base and market opportunities. This expansion may place a significant strain on our limited resources. We expect to hire new employees and increase our infrastructure as part of our expansion.

INTEGRATION OF ACQUISITIONS

      Since 1994, we have completed several acquisitions, as described above. The anticipated benefits from these and future acquisitions, may not be achieved unless the operations of the acquired business are successfully combined with ours in a timely manner. The integration of acquisitions requires substantial attention from management. The diversion of the attention of management, and any difficulties encountered in the transition process, could have an adverse impact on our business. In addition, the process of integrating various businesses could cause the interruption of, or a loss of momentum in, the activities of some or all of these businesses, which could have an adverse effect on our business.

WE DEPEND ON OUR INTELLECTUAL PROPERTY.

      Our success depends, in part, upon our intellectual property rights, including our rights related to the development of our chemical formulas and the design of our drive-thru truck washing systems. We do not have patents on either of these products. We rely upon a combination of trade secret, nondisclosure and other contractual arrangements to protect our proprietary rights. We enter into confidentiality agreements with our employees, and generally require that our consultants enter into such agreements. There can be no assurance that the steps taken in this regard will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. In addition, although we believe that our services and products do not infringe on the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against us in the future, or that if asserted any such claim will be successfully defended. A successful claim against us could materially and adversely affect our business.

CONCENTRATION OF CONTROL

      Our board of directors beneficially own approximately 36 % of our outstanding common stock. As a result, these stockholders have the ability to substantially influence and may effectively control, the outcome of corporate actions requiring stockholder approval, including the election of directors. This concentration of ownership may have the effect of delaying or preventing a change in control of Fleetclean Systems.

OUR STOCK PRICE IS VOLATILE.

      The market for our securities is highly volatile. The closing price of our common stock has fluctuated widely. The stock markets have in general experienced extreme stock price volatility. It is likely that the price of our common stock will continue to fluctuate widely in the future.

PENNY STOCK REGULATIONS

      The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for a stock that becomes subject to the penny stock rules. Our common stock may be subject to the penny stock rules, and accordingly, investors in our common stock may find it difficult to sell their shares in the future, if at all.

ITEM 2.   DESCRIPTION OF PROPERTY

      HARDEN, TEXAS. We are purchasing 3.3 acres in Hardin, Texas which serves as corporate headquarters and our primary manufacturing facility, with total of 5,500 square feet of office, manufacturing, and warehouse space. The current mortgage balance is approximately $65,964. We entered into a note payable in September 1998, which provides for monthly payments of $941 for 120 months.

      HAHNVILLE, LOUISIANA. We have entered into a lease purchase contract with Trimac Transportation for the purchase of 1.52 acres, in Hahnville, Louisiana. The site has 52,844 square feet of 6" reinforced concrete paving and is surrounded by a chain link fence. The steel frame industrial building is 7,399 square feet and has two maintenance bays and one oversized cleaning bay capable of handling two trailers at a time, plus a boiler/equipment room. Finished office area is 508 square feet plus a 612 square feet finished mezzanine with an eating area and shower facility. The purchase price on the property is $450,000 payable in monthly payments of $5,000. One half of the payment is a lease payment, and one half is applied to the principal balance, with a balloon payment after 60 months of $250,000. Payments began June 1, 1999.

      We rent on a month-to-month basis small warehouses in Statesville, North Carolina; Providence, Rhode Island; and Warsaw, Indiana at a total monthly rental of $1,500.

      We believe our present facilities are adequate for our current operations, and that our properties are adequately covered by insurance.

ITEM 3.   LEGAL PROCEEDINGS

      We are the plaintiff in a suit in which, Leroy Sievers, a former employee is being sued for violating a covenant not to compete. The suit was filed August 1996 in the 75th district court in Liberty County, Texas. In 1997, the suit was expanded to a co-conspirator who was assisting the defendant. In April 1997, a temporary injunction was ordered to prevent the defendants from competing further. The injunction is still in effect. We are seeking damages, reimbursement of expenses, and enforcement of the non-compete agreement. In August 1999, the co-conspirator settled with us for $17,500 cash and a four year non-compete agreement, plus cooperation with us in pursuing our claim against the original defendant. In 1996, the defendant countersued us for wrongful termination and for unspecified damages.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

      The company's common stock trades under the symbol "FLSY" on the OTC Electronic Bulletin Board. The market for the common stock on the OTC Electronic Bulletin Board is limited, sporadic, and highly volatile. The following table sets forth the high and low bid prices per share of the common stock since the common stock began trading on September 9, 1998, as reported by the OTC Electronic Bulletin Board. These prices reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

                                                                 HIGH      LOW
                                                                ------    ------
            FISCAL 1998

Third Quarter (beginning September 9, 1998) ................     .75       .75
Fourth Quarter .............................................    1.375      .6875

            FISCAL 1999

First Quarter ..............................................     .6875     .25
Second Quarter .............................................     .625      .11
Third Quarter ..............................................     .27       .085
Fourth Quarter..............................................     .17       .035

      On April 10, 2000, the last bid price of our common stock as reported by the OTC Electronic Bulletin Board was $.35. We believe that as of March 24, 2000, there were approximately 405 record owners of our common stock. It is our present policy not to pay cash dividends and to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon the amount of funds legally available therefor, our earnings, financial condition, capital requirements and other factors that the board of directors may deem relevant. We have not paid any dividends during the last two fiscal years and do not anticipate paying any cash dividends in the foreseeable future.

      RECENT SALES OF UNREGISTERED SECURITIES

      In February 1999, we issued to one non-affiliate an 8% Series A Senior Subordinated Convertible Redeemable Debenture in the principal amount of $200,000. The conversion price for each conversion share is 75% of the closing bid price of the common stock as reported on the OTC Bulletin Board for the trading day which immediately precedes the date of receipt by the company of the conversion notice. A total of 2,784,135 shares were issued on conversion of the note. In February 1999, we issued 200,000 shares to one non-affiliate for cash consideration of $50,000. In March 1999, we issued an aggregate of 200,000 shares and warrants exercisable at $.50 per share until September 30, 2000 to two non-affiliates for $50,000. We believe the securities issued above were exempt from registration pursuant to Rule 504 and Section 4(2) of the Securities Act.

      In June 1999, we issued a two-year option to purchase 400,000 shares of common stock at an exercise price of $.15 per share, provided the bid price of our common stock exceeds $1.00, to an accredited investor. The investor received the option for services rendered in connection with investor relations services. In July 1999, we issued an aggregate of 1,577,455 shares of common stock to 17 accredited investors for services rendered, including an aggregate of 825,000 shares to its officers and directors. We believe the above transactions were exempt from registration pursuant to Section 4(2) of the Securities Act, as the recipients were all accredited investors, and since the transactions were non-recurring and privately negotiated.

      There were no underwritten offerings employed in connection with the sales and issuances of the unregistered securities in any of the transactions set forth above.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

      You must read the following discussion of the results of the operations and financial condition of Fleetclean Systems in conjunction with our consolidated financial statements, including the notes included elsewhere in this Form 10-KSB filing. Historical results are not necessarily an indication of trends in operating results for any future period.

      We are a national retail distributor of truck washing equipment and chemicals to operators of large trucking fleets. In 1994, we acquired the assets and business accounts of Chemex Southwestern Inc. and began to manufacture equipment and chemicals for retail distribution. During 1994, we opened a distribution warehouse in Statesville, North Carolina. In January 1996, we acquired the Kentucky operations, including a distribution warehouse, and customer accounts of Fleetcleaning Supply Company, Inc. In February 1999, we acquired the assets and ongoing business accounts of Tri-State Chemex Corp of Providence, Rhode Island. All equipment is manufactured in Texas, with chemical mixing facilities operating in Texas and Rhode Island. Distribution and customer service is by our employees who service specific geographic regions.

      We generate revenues from: (a) the sales of chemicals for use with our hand-held truck washing equipment, (b) sales of our drive-thru truck washing system, and (c) from our internal tank cleaning operations. We recognize revenues at the point of sale.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

      REVENUES

      Total revenues increased to $1,103,663 for the year ended December 30, 1999 compared with $1,028,932 for the year ended December 30, 1998. The increase of 7% was attributable to increased chemical sales and internal tank cleaning revenues from the Hahnville facility from September 1999 to December 1999.

      COST OF GOODS SOLD

      For the year ended December 30, 1999, cost of goods sold increased to $293,344 from $224,627 during the year ended December 30, 1998. The increase of 31% was primarily attributable to increased direct labor and associated costs at the Hahnville facility. Our gross margins declined for the year ended December 30, 1999 to 73% from 78% for the year ended December 30, 1998. The decline in gross margins was due to the lower margins received from our internal tank washing revenues in the Hahnville facility.

      GENERAL AND ADMINISTRATIVE EXPENSES

      For the year ended December 30, 1999, general and administrative expenses increased to $1,221,949 from $799,387 during the year ended December 30, 1998. The increase of 53% was primarily due to:

o an increase in professional fees primarily attributable to our preparation and filing of our Form 10-SB registration statement;

o     the costs associated with the start-up of the Hahnville facility;

o     added interest expense from our increased debt; and

o an increase in the number of personnel employed due to adding seven additional hires from the Hahnville facility.

      OTHER INCOME

      For the year ended December 30, 1999, other income was $17,863 compared to other expenses of $2,362 for the year ended December 30, 1998. The increase in other income was primarily attributable to a payment in connection with the settlement of litigation.

      NET LOSS

      For the year ended December 30, 1999, our net loss was $393,767 compared to net income of $2,210 for the year ended December 30, 1998. The loss was primarily attributable to the increase in general and administrative expenses as described above, which was not offset by increased revenues for the period.

      CASH FLOWS

      Our operating activities provided net cash of $2,138 in fiscal 1999 and $182,812 in fiscal 1998. Net cash provided by operating activities in fiscal 1999 declined primarily due to net operating losses for the year as well as a $202,328 increase in goodwill and other intangible assets, which was offset by issuing our securities in the aggregate of $349,947 for debt and for services rendered, and from an increase in our depreciation of $53,305.

      Our investing activities used net cash of $757,720 in fiscal 1999 and $266,262 in fiscal 1998. The increase in our investing activities consisted primarily of the acquisition of Tri-State Chemex Corp. and of equipment for the renovation of the Hahnville facility.

      Our financing activities provided cash of $702,603 in fiscal 1999 and $137,633 in fiscal 1998. The increase in fiscal 1999, consisted primarily of a $547,310 increase in notes payable and a $167,589 advance from an officer of the company. In addition, our issuances of stock for cash in fiscal 1999 decreased by $150,199 from fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 1999, we had cash of $1,404 and negative working capital of $336,606. We do expect to receive cash flow from operations during the current fiscal year as the Hahnville facility begins to generate positive cash flows, which has not occurred to date, but which we expect to occur in April 2000. We have only operated the Hahnville facility since August 1999, as such there is no assurance that our estimates will prove to be correct, and that we will generate positive cash flow from the facility. We estimate our monthly operating expenditure for fiscal 2000 will be approximately $100,000, although unexpected expenses may increase our monthly outlays. In addition, we intend to make additional acquisitions during the year, which will cause increased expenditures.

      As of December 31, 1999, we had notes payable aggregating $925,869 to financial institutions and entities due through September 2008 at interest rates ranging from 9.0% to 14.7%. Of these notes payable, $251,640 are due during the year ended December 31, 2000. In addition, we have lease commitments of approximately $3,150 for fiscal 2000 and we are currently leasing several other properties on a month to month basis with aggregate lease payments of $1,500 per month. We have also been advanced $167,000 from certain officers that are payable on demand. As of the time of this filing, no demand has been made by these officers.

      We do not have any significant credit facilities available with financial institutions or other third parties and until we can generate significant cash flow from operations, we will be dependent upon external sources of financing. In addition, although we have received advances from our officers in the past, we do not expect that we will be able to rely on such advances in the future. We have received preliminary approval for a $1,050,000 twenty-three year Rural Development Loan at an interest rate of prime plus two percent payable in monthly installments. Our application is being processed with the federal government in order to obtain a loan guaranty and we expect the funding date to occur in May 2000. There is no assurance that we will receive the final loan guaranty from the federal government.

      If we are unable to close on the loan we will be required to curtail our expansion, seek other external financing, or otherwise bring cash flows into balance. We believe our current financial situation is due to our rapid growth, which we believe is important to our ongoing success, but which we are unable to adequately finance internally. We believe we can sustain our current operations if we discontinue all growth expenditures, and use all cash flows from operations to fund our current operations. If we are unable to close the loan, we will seek additional equity or debt financing in order to continue our growth. However, there is no assurance that we will be successful in obtaining such financing on favorable terms, if at all.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS

      The financial statements commencing on page F-1 have been audited by McManus & Co., P.C., independent certified public accountants, to the extent and for the periods set forth in their reports appearing elsewhere herein and are included in reliance upon such reports given upon the authority of said firm as experts in auditing and accounting.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEMS 9 TO 12 INCLUSIVE.

      These items have been omitted in accordance with the general instructions to Form 10-KSB. Prior to April 29, 2000, the company will file a definitive proxy statement or information statement that will involve the election of directors. The information required by these items will be included in such proxy statement or information statement and are incorporated by reference in this annual report.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  The following exhibits are to be filed as part of the annual report:

      EXHIBIT NO.       IDENTIFICATION OF EXHIBIT

      Exhibit 3.1(1)    Articles of Incorporation of Fleetclean Systems, Inc.
      Exhibit 3.2(1)    Amended and Restated Bylaws of Fleetclean Systems, Inc.
      Exhibit 4.1(1)    Common Stock Certificate of Fleetclean Systems, Inc.
      Exhibit 10.1(1)   Kenneth A. Phillips Employment Agreement
      Exhibit 10.2(1)   Addendum to Kenneth A. Phillips Employment Agreement
      Exhibit 10.3(1)   Lease/Purchase Agreement
      Exhibit 10.4(1)   Economic Development Capital Letter
      Exhibit 23.1      Consent of McManus & Co., P.C.
      Exhibit 27        Financial Data Schedule

--------------------
(1)   Filed previously.

      (b)  There have been no reports filed on Form 8-K.

                                   SIGNATURES

      In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Fleetclean Systems, Inc.

                                    By:   /S/ KENNETH A. PHILLIPS             .
                                              Kenneth A. Philips, President

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURE                    TITLE                                DATE

/s/ KENNETH A. PHILLIPS     Chairman of the Board and             April 14, 2000
    Kenneth A. Philips       President


/s/ JAY G. PHILLIPS         Director and Vice-President           April 14, 2000
    Jay G. Phillips          Customer Service


/s/ RICHARD R. ROYALL       Director                              April 14, 2000
    Richard R. Royall

________________________________________________________________________________

                            FLEETCLEAN SYSTEMS, INC.
                              FINANCIAL STATEMENTS
                               DECEMBER 31, 1999
________________________________________________________________________________



                              McMANUS & CO., P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS
                        MORRIS PLAINS, NEW JERSEY 07950

                            FLEETCLEAN SYSTEMS, INC.
                              FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

Independent Accountant's Report ...........................................   1

Balance Sheets ............................................................  2-3

Statements of Operations and Retained Earnings ............................   4

Statements of Changes in Shareholders' Equity .............................   5

Statements of Cash Flows ..................................................   6

Notes to the Financial Statements ......................................... 7-18

                        [McMANUS & CO., P.C. LETTERHEAD]

                         INDEPENDENT ACCOUNTANT'S REPORT




To the Board of Directors and Stockholders of Fleetclean Systems, Inc.:

We have audited the accompanying balance sheets of Fleetclean Systems, Inc. as of December 31, 1999 and 1998 and the related statements of operations and retained earnings, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fleetclean Systems, Inc. at December 31, 1999 and 1998 and the results of its operations, stockholders' equity, and its cash flow for the years then ended, in conformity with generally accepted accounting principles.




McManus & Co., P.C.
Morris Plains, New Jersey


April 6, 2000

                            FLEETCLEAN SYSTEMS, INC.
                                 BALANCE SHEETS


                                     ASSETS


                                                             DECEMBER 31,
                                                         1999            1998
                                                      ----------      ----------
CURRENT ASSETS:
   Cash ...........................................   $    1,404      $   54,383
   Accounts Receivable (Note 2) ...................      159,654         131,888
   Employee Advances ..............................        4,789           1,829
   Inventory (Note 1) .............................      151,722         125,573
   Prepaid Expenses ...............................       14,054          18,093
   Deferred Tax Asset (Note 11) ...................       22,421          22,421
                                                      ----------      ----------

      Total Current Assets ........................      354,044         354,187
                                                      ----------      ----------

PROPERTY, PLANT, AND EQUIPMENT: (NOTES 1 & 3) .....    1,391,988         638,251

OTHER ASSETS:
   Other Assets ...................................        2,345             460
   Intangible Asset (Note 9) ......................      191,270             434
                                                      ----------      ----------

      Total Other Assets ..........................      193,615             894
                                                      ----------      ----------

TOTAL ASSETS ......................................   $1,939,647      $  993,332
                                                      ==========      ==========
See accompanying notes to financial statements.

                            FLEETCLEAN SYSTEMS, INC.
                                 BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                              DECEMBER 31,
                                                          1999            1998
                                                       ----------      ---------
CURRENT LIABILITIES:
   Accounts Payable .................................  $  181,995      $  98,024
   Advance From Officer (Note 6) ....................     167,859           --
   Notes Payable (Note 4) ...........................     251,640        126,566
   Payroll Taxes Payable ............................       4,904            916
   Insurance Payable ................................       8,405           --
   Sales Tax Payable ................................      15,581          6,193
   Accrued Expenses .................................      60,266         28,486
                                                       ----------      ---------

      Total Current Liabilities .....................     690,650        260,185
                                                       ----------      ---------

LONG-TERM LIABILITIES:
   Deferred Tax Liability (Note 11) .................      28,882         28,882
   Notes Payable - Net of Current Portion (Note 4) ..     674,229        272,372
                                                       ----------      ---------

      Total Long-Term Liabilities ...................     703,111        301,254
                                                       ----------      ---------

   Total Liabilities ................................   1,393,761        561,439
                                                       ----------      ---------

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 7 & 10)

STOCKHOLDERS' EQUITY:
   Common Stock - $.01 par value
      Authorized 50,000,000  shares
      Issued and Outstanding - 10,590,014 & 4,736,758
        at 1999 and 1998, respectively ..............     105,900         47,367
   Paid In Capital ..................................     817,318        368,091
   Retained Earnings ................................    (377,332)        16,435
                                                       ----------      ---------

      Total Stockholders' Equity ....................     545,886        431,893
                                                       ----------      ---------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......  $1,939,647      $ 993,332
                                                       ==========      =========
See accompanying notes to financial statements.

                            FLEETCLEAN SYSTEMS, INC.
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                        FOR THE YEARS ENDED DECEMBER 31,


                                                        1999               1998
                                                    -----------        -----------
INCOME:
  Net Sales .....................................   $ 1,103,663        $ 1,028,952

  Less: Cost of Goods Sold ......................       293,344            224,627
                                                    -----------        -----------
     Gross Profit ...............................       810,319            804,325
                                                    -----------        -----------

GENERAL AND ADMINISTRATIVE EXPENSES:
  Salaries ......................................       430,712            376,861
  Payroll Taxes .................................        49,361             30,804
  Advertising ...................................         9,464              3,861
  Auto Expense ..................................        60,087             56,223
  Bad Debts .....................................         3,499               --
  Commissions ...................................          --                1,021
  Depreciation and Amortization .................       165,475            112,170
  Dues & Subscriptions ..........................         2,634                664
  Entertainment .................................           984                670
  Insurance .....................................        69,115             52,491
  Investor Relations ............................        21,299               --
  Interest Expense ..............................        68,230             47,303
  Licenses & Fees ...............................         4,552              1,716
  Office Expense ................................        23,540              9,086
  Postage/Freight ...............................        15,830              1,354
  Professional Fees .............................       186,667             29,039
  Rent ..........................................        17,010              4,840
  Taxes - other .................................        11,005              6,427
  Telephone & Utilities .........................        36,851             18,630
  Trailer Expense ...............................         2,579              3,555
  Training ......................................         4,521                418
  Travel ........................................        38,534             42,254
                                                    -----------        -----------
     Total General and Administrative Expenses ..     1,221,949            799,387
                                                    -----------        -----------

INCOME/(LOSS) FROM OPERATIONS ...................      (411,630)             4,938

OTHER INCOME/(EXPENSE)
  Miscellaneous Income - net ....................        23,363                608
  Loss on Sale of Asset .........................        (5,500)            (2,970)
                                                    -----------        -----------
     Total Other Income .........................        17,863             (2,362)

NET INCOME/(LOSS) BEFORE INCOME TAXES ...........      (393,767)             2,576

  Provision For Income Taxes ....................          --                  366
                                                    -----------        -----------

NET INCOME/(LOSS) ...............................      (393,767)             2,210
RETAINED EARNINGS/(DEFICIT) BEGINNING OF YEAR ...        16,435             14,225
                                                    -----------        -----------
RETAINED EARNINGS/(DEFICIT) END OF YEAR .........   $  (377,332)       $    16,435
                                                    ===========        ===========

              Net Income/(Loss) Per Common Share
                 Basic (Note 1) .................   $     (0.06)       $       NIL
                 Diluted (Note 1) ...............   $     (0.06)       $       NIL

See accompanying notes to financial statements.

                            FLEETCLEAN SYSTEMS, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                   ADDITIONAL                        TOTAL
                JANUARY 1, 1998                           COMMON STOCK              PAID IN         RETAINED     STOCKHOLDERS'
             TO DECEMBER 31, 1999                    SHARES          VALUE          CAPITAL         EARNINGS         EQUITY
-----------------------------------------------   -----------     -----------     -----------     -----------     -----------
Total Stockholders' Equity
As of December 31, 1997 .......................     3,964,400     $    39,644     $   217,802     $    14,225     $   271,671
                                                  -----------     -----------     -----------     -----------     -----------
Exercise of Warrants (March 1998) .............       100,000           1,000          29,000            --            30,000

Conversion of Notes Payable (Sept. 1998) ......        62,500             625          61,875            --            62,500

Issuance of Common Stock for Services
   Rendered (Sept.  1998) .....................       265,000           2,650          71,850            --            74,500

Sale of Common Stock (Sept. 1998) .............       142,858           1,428          48,572            --            50,000
Sale of Common Stock (Dec. 1998) ..............       202,000           2,020         129,280            --           131,300

Syndication Costs .............................          --              --          (190,288)           --          (190,288)

Net Income (1998) .............................                                                         2,210           2,210
                                                  -----------     -----------     -----------     -----------     -----------

Total Stockholders' Equity
As of December 31, 1998 .......................     4,736,758          47,367         368,091          16,435         431,893

Sale of Common Stock ..........................       200,000           2,000          48,000            --            50,000

Stock Issued for Acquisition of Tri-State .....       300,000           3,000         147,000            --           150,000

Sale of Common Stock ..........................       200,000           2,000          48,000            --            50,000

Conversion of Debt ............................     2,784,135          27,841         172,159            --           200,000

Stock Issued For Services Rendered ............     2,369,121          23,692         126,255            --           149,947

Syndication Costs .............................          --              --           (92,187)           --           (92,187)

Net Income (1999) .............................                                                      (393,767)       (393,767)
                                                  -----------     -----------     -----------     -----------     -----------

Total Stockholders' Equity
As of December 31, 1999 .......................    10,590,014     $   105,900     $   817,318     $  (377,332)    $   545,886
                                                  ===========     ===========     ===========     ===========     ===========

See accompanying notes to financial statements.

                            FLEETCLEAN SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,


                                                                               1999             1998
                                                                            ---------        ---------
OPERATING ACTIVITIES:
   Net Income/(Loss) ....................................................   $(393,767)       $   2,210
   Adjustments to Reconcile Net Income to Net
   Cash Used by Operating Activities:
      Stock Issued for Services Rendered ................................     149,947             --
      Stock Issued for Conversion of Debt ...............................     200,000             --
      Depreciation and Amortization .....................................     165,475          112,170
      (Increase)/Decrease in Accounts Receivable ........................     (27,766)         (26,068)
      (Increase)/Decrease in Employee Advances ..........................      (2,960)            (704)
      (Increase)/Decrease in Inventories ................................     (26,149)         (35,328)
      (Increase)/Decrease in Prepaid Expenses ...........................       4,039            2,985
      (Increase)/Decrease in Deferred Public Offering Costs .............        --            112,988
      (Increase)/Decrease in Intangible Assets ..........................    (202,328)            --
      (Increase)/Decrease in Other Assets ...............................      (1,885)            (260)
      (Increase)/Decrease in Deferred Tax Asset .........................        --            (20,158)
      Increase/(Decrease) in  Accounts  Payable .........................      83,971           13,337
      Increase/(Decrease) in  Payroll  Taxes  Payable ...................       3,988              279
      Increase/(Decrease) in  Insurance  Payable ........................       8,405             --
      Increase/(Decrease) in  Sales  Taxes  Payable .....................       9,388              601
      Increase/(Decrease) in  Accrued  Expenses .........................      31,780              236
      Increase/(Decrease) in Deferred Tax Liability .....................        --             20,524
                                                                            ---------        ---------
         Net Cash Provided/(Used) for Operating Activities ..............       2,138          182,812
                                                                            ---------        ---------

INVESTING ACTIVITIES:
      Purchase of Property, Plant, and Equipment ........................    (757,720)        (249,208)
      Disposal of Property, Plant, and Equipment ........................        --            (17,054)
                                                                            ---------        ---------
         Net Cash Provided/(Used) for Investing Activities ..............    (757,720)        (266,262)
                                                                            ---------        ---------

FINANCING ACTIVITIES:
      Increase/(Decrease) in Notes Payable ..............................     526,931          (20,379)
      Increase/(Decrease) in Advance From Officer .......................     167,859             --
      Issuance of Common Stock - net ....................................       7,813          158,012
                                                                            ---------        ---------
         Net Cash Provided/(Used) by Financing Activities ...............     702,603          137,633
                                                                            ---------        ---------

   Net Increase/(Decrease) In Cash ......................................     (52,979)          54,183

   Cash Beginning of Year ...............................................      54,383              200
                                                                            ---------        ---------

   Cash End of Year .....................................................   $   1,404        $  54,383
                                                                            =========        =========

   Additional Disclosure of Operating Cash Flow Cash paid during the period ended December 31,
                                                                              1999             1998
                                                                            ---------        ---------
             Interest Expense ...........................................   $  68,230        $  47,303
             Income Taxes ...............................................   $    --          $  (1,267)

         Supplemental Disclosures of Non-Cash Investing Transactions
                      Issuance of Common Stock for Acquisition ..........   $ 150,000        $    --

See accompanying notes to financial statements.

                            FLEETCLEAN SYSTEMS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

      Fleetclean Systems, Inc. (the Company) incorporated as a Texas corporation and commenced business on June 1, 1986. The Company is engaged in the business of sales and service of truck washing equipment to the trucking industry (large fleet operations).

      In 1994 the Company expanded its operations to include the manufacture of equipment and blending of washing materials with its own chemical formulas.

      During 1999, the Company acquired a truck terminal / internal tank wash facility in Hahnville, LA under a lease purchase contract.

A)    CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

B)    INVENTORY

      Inventories are valued at the lower of cost or market. Cost is determined by using the average cost method. Inventories consist primarily of parts and chemicals.

C)    PROPERTY, PLANT, AND EQUIPMENT

      Property, plant, and equipment are carried at cost less accumulated depreciation and amortization. Prior to January 1, 1996, depreciation was calculated using the modified accelerated cost recovery system as provided by the tax reform act of 1986 for property and equipment acquired after December 31, 1986 for both book and tax purposes. Commencing January 1, 1996, the company continues to use the modified accelerated method above for income tax purposes, however, it calculates depreciation using the straight-line method for book purposes. The recovery classifications are as follows:

                  Demonstration Equipment              7 years
                  Transportation Equipment             5 years
                  Furniture and Fixtures               7 years
                  Machinery and Equipment              7 years
                  Tank Cleaning Equipment              7 years
                  Leasehold Improvements              life of lease
                  Trucks                               5 years
                  Buildings                           39 years

                            FLEETCLEAN SYSTEMS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES: (continued)

D)    INCOME TAXES

      The Company adopted the provisions of Statement of Financial Accounting Standards (FASB) No. 109, "Accounting for Income Taxes", which requires a change from the deferral method to assets and liability method of accounting for income taxes. Timing differences exist between book income and tax income that primarily relates to depreciation.

E)    NET EARNINGS PER COMMON SHARE

      Net earnings per common share are shown as both basic and diluted. Basic earnings per share are computed by dividing net income less and preferred stock dividends (if applicable) by the weighted average number of shares of common stock outstanding. Diluted earnings per common share are computed by dividing net income less any preferred stock dividends (if applicable) by the weighted average number of shares of common stock outstanding plus any dilutive common stock equivalents. The components for the computations are shown as follows:

                                  DECEMBER 31, 1999    DECEMBER 31, 1998
                                  -----------------    -----------------
      Weighted Average Number of
        Common Shares Outstanding
        Including:

      Basic Common Shares ........    6,817,506             4,229,679
      Dilutive Common Shares .....    7,000,838             4,229,679

F)    USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumption that affect the reported amounts of assets and liabilities and disclosure of contingent asset and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

G)    ADVERTISING

      Advertising costs are expensed as incurred. Advertising expenses were $9,464 and $3,861 for the years ended December 31, 1999 and 1998, respectively.

                            FLEETCLEAN SYSTEMS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES: (continued)

H)    IMPAIRMENT OF LONG - LIVED AND IDENTIFIABLE INTANGIBLE ASSETS

      The Company evaluates the carrying value of long-lived assets and identifiable intangible assets for potential impairment on an ongoing basis. An impairment loss would be deemed necessary when the estimated non-discounted future cash flows are less than the net carrying amount of the asset. If an asset were deemed to be impaired, the asset's recorded value would be reduced to fair market value. In determining the amount of the charge to be recorded, the following methods would be utilized to determine fair market value:

            1) Quoted market prices in active markets.

            2) Estimate based upon prices of similar assets

            3) Estimate based upon valuation techniques

      As of December 31, 1999 and 1998, no impairment existed

I)    ACCOUNTING PRONOUNCEMENTS

      During August of 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 98-5 "Reporting on the Costs of Start-Up Activities". This statement requires all costs related to a company's start-up activities be expensed during the period incurred rather than capitalized and amortized over a period of time.

      This pronouncement becomes effective for fiscal years beginning after December 15, 1998. The Company has not elected early application of this new statement.

J)    RECLASSIFICATION

      The Company has reclassified certain balance sheet components for the year ended December 31, 1998 to facilitate comparison to the year ended December 31, 1999.


NOTE 2 - ACCOUNTS RECEIVABLE:

      Accounts receivable consist of the following:

                                              December 31,
                                           1999        1998
                                         --------------------
      Accounts Receivable ...........    $162,912    $131,888
      Allowance for Doubtful Accounts       3,258         -0-
                                         --------    --------
      Net Accounts Receivable .......    $159,054    $131,888
                                         ========    ========

                            FLEETCLEAN SYSTEMS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 3 - PROPERTY, PLANT, AND EQUIPMENT:

      Components of property, plant, and equipment, at December 31, 1999 and 1998 are as follows:
                                                      1999            1998
                                                   -----------     -----------
      Demonstration Equipment .................    $   431,541     $   381,969
      Furniture and Fixtures ..................         37,208          34,108
      Machinery and Equipment .................        259,135         182,688
      Leasehold Improvements ..................          3,012           3,012
      Land ....................................        170,000          10,000
      Building ................................        374,170          95,120
      Tank Cleaning Equipment .................        338,289             -0-
      Transportation Equipment ................        347,058         345,796
                                                   -----------     -----------
           Total Property, Plant, and Equipment    $ 1,960,413     $ 1,052,693
      Less: Accumulation Depreciation .........       (568,425)       (414,442)
                                                   -----------     -----------
           Net Property, Plant, and Equipment .    $ 1,391,988     $   638,251
                                                   ===========     ===========


      All repair and maintenance costs are charged against income in the period incurred. Any repairs that increase the life of the asset are capitalized and depreciated over the adjusted life of the asset.


NOTE 4 -  LONG -TERM DEBT:

   Long-term debt consists of the following:

                                                                 AMOUNT
NOTE HOLDER              MATURITY DATE  INTEREST RATE        1999        1998          PURPOSE
------------------------ -------------  -------------    ----------------------     --------------
Citizens Bank ..........   05/10/99        9.75 %              -0-        2,232     1995 truck
Citizens Bank ..........   02/09/00     2% over prime          870        8,284     1996 truck
Citizens Bank ..........   02/09/00     2% over prime          870        8,284     1996 truck
E. Snowden .............   02/15/00        10.0 %           35,000          -0-     Working Capital
1st Liberty National ...   04/04/00        11.5 %          100,000          -0-     Working Capital
Associated Comm ........   05/31/00        10.5 %            7,681       23,044     UD Box Van
Associated Comm ........   06/18/00        10.5 %            5,819       17,456     95 UD Flat
Magic Transportation ...   03/31/99         9.0 %              -0-       25,000     Working Capital
Penelope Banks .........   03/31/99         9.0 %              -0-       12,500     Working Capital
Citizens Bank ..........   10/04/02        10.0 %            9,236          -0-     Forklift
Case Credit ............   08/10/03        10.6 %           25,509       30,800     '99 Ford Truck
Case Credit ............   10/06/03         9.6 %           86,815      104,318     '99 KW Trucks
1st Liberty National ...   09/25/03     3% over prime       79,815       96,527     Working Capital
Trimac Bulk Trans ......   02/29/04        6.79 %          409,211          -0-     Land/Building/Equipment
Granite Financial ......   08/15/04        14.7 %           99,079          -0-     Equipment Lease
1st Liberty National ...   09/04/08        9.875 %          65,964       70,493     Land/Building
                                                         ---------    ---------

                         Total Debt ..........          $ 925,869     $ 398,938
                               Less Current Portion      (251,640)     (126,566)
                                                        ---------     ---------
                               Net Long - Term Debt     $ 674,229     $ 272,372
                                                        =========     =========

      Although the notes to M. Transportation and P. Banks were convertible to the Company's common stock at a rate of one share for each dollar, each note, accrued interest included, was paid in full during 1999.

                            FLEETCLEAN SYSTEMS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 4 - LONG -TERM DEBT: (continued)

      During February 1999, in exchange for $200,000, the Company issued to Mr. Amram Rothman $200,000 total face value 8% Series A Senior Subordinated Convertible debentures. These debentures were due March 4, 2004 and are convertible in whole or part at any time at a twenty-five percent (25%) discount of the bid price for the day per share. By December 31, 1999, the debentures had been fully converted into 2,784,135 shares of the Company's common stock.

      On February 28, 1999, the Company entered into an agreement with Trimac Bulk Transportation, Inc. to lease / purchase land and a building in Hahnville, Louisiana. Commencing June 1, 1999, the Company will make fifty-seven monthly payments of $5,000 until March 1, 2004. $2,500 of each payment will be applied to rents whereas the remaining $2,500 shall be placed in escrow with the Lessor / Seller earning 6.0% interest annually. Upon expiration of the lease, to be combined with all accumulated monies being held in escrow, the Company shall make a balloon payment of approximately $251,000 to satisfy the $450,000 purchase price.

      On July 22, 1999, the Company borrowed $100,000 from First Liberty National Bank bearing an interest rate of 11.0% annually. The maturity date of this loan is April 4, 2000; having been extended from January 26, 2000. The interest rate has increased from 11.0% to 11.5% with the extension. The Company is currently negotiating to further extend this note.

      On August 27, 1999, the Company entered into a capital lease agreement with Granite Financial, Inc. to lease/purchase equipment for use at its Hahnville, Louisiana site. Sixty lease payments of $2,457.45 are due monthly until August 2004 with a one-dollar buy out.

      In October 1999, the Company borrowed $35,000 from Eugene Snowden bearing an interest rate of 10.0% annually. The maturity date of payment was February 20, 2000 where it is now payable upon demand. The Company has negotiated an additional month to month extension.

      All notes are personally guaranteed by the President of the Company.

            Principal repayments for each of the next five years are as follows:

                        2000                        $ 251,640
                        2001                          112,076
                        2002                          123,059
                        2003                          116,198
                        2004 & Thereafter             322,896
                                                    ---------
                              Total                 $ 925,869
                                                    =========

                            FLEETCLEAN SYSTEMS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 5 - BUSINESS COMBINATIONS:

      On February 1, 1999, the Company acquired Tri-State Chemex, Inc. in a business combination accounted for as a purchase. Tri-State is primarily in the truck washing business. The Company issued 300,000 shares of its restricted common stock. The total purchase price for this acquisition was $250,000. Goodwill in the amount of approximately $203,000 resulted from this transaction.


NOTE 6 - SHAREHOLDERS' ADVANCES:

      During 1999, certain officers advanced the Company approximately $167,000. These monies were used as working capital and are payable upon demand. No advances were outstanding at December 31, 1998.


NOTE 7 - COMMITMENTS AND CONTINGENCIES:

      On February 28, 1999, the Company entered into an agreement with Trimac Bulk Transportation, Inc. to lease/purchase land and a building in Hahnville, Louisiana. (see note 4).

      The Company currently leases a facility located in Johnson City, Rhode Island on a month-to-month basis. The monthly rental payment is $900 and is terminable upon thirty days notice.

      The Company currently leases a facility located in Statesville, North Carolina on a month-to-month basis. The monthly rental payment is $250 and is terminable upon thirty days notice.

      The Company currently leases a facility located in Warsaw, Indiana on a month-to-month basis. The monthly rental payment is $350 and is terminable upon thirty days notice.

      On January 19, 2000, the Company entered into a six-month lease agreement with Scott Walsh for an apartment located at 52 Carriage Lane in Destrehan, LA. This non-cancelable lease is payable in monthly installments of $525.

                  Future minimum lease payments are summarized as follows:

                      DECEMBER 31,                        AMOUNT
                      -----------                      -----------
                        2000                           $     3,150
                                                       -----------
                              Total                    $     3,150
                                                       ===========

                            FLEETCLEAN SYSTEMS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 7 - COMMITMENTS AND CONTINGENCIES: (continued)

      The Company is treating the agreement with Trimac Bulk Transportation, Inc. as a capital lease and is therefore assuming all liabilities under long-term debt.

      On January 29, 1999, the Company entered into an employment contract with Neil Stafford for full time employment at its Rhode Island office. The agreement provides that Mr. Stafford will be compensated $6,000 per month. Additionally, Mr. Stafford will earn commissions based upon the volume of chemicals sold in the northeastern United States as well as gross revenues collected on the sales of machinery. Although this contract expired on January 28, 2000, Mr. Stafford remains a full-time employee with the Company.

      On May 21, 1999, the Company entered into a three-year agreement with Waterford Financial, Inc. (Waterford) whereby Waterford will act as the Company's exclusive investment-banking firm. Waterford will assist the Company with all financing arrangements with regard to the raising of capital. Compensation under this agreement will be based upon the type and amount of funds raised by Waterford. This agreement is terminable by either party on ninety days notice beginning May 21, 2000.

      On May 21, 1999, the Company entered into a three-year financial consulting agreement with K-2 Financial Corp (K-2). K-2 is to provide consultation with, but not limited to, mergers and acquisitions, internal capital structuring, and the placement of new debt and equity issues. Initial compensation due upon execution of this agreement will be 327,455 shares of the Company's common stock. Additionally, a monthly consulting fee will be paid to K-2 commencing subsequent to the raising of $500,000 in capital by K-2. This agreement is terminable by either party on ninety days notice beginning May 21, 2000.

      On July 5, 1999, the Company entered into an exclusive employment contract with Ron Wallace for full-time employment. The agreement provides that Mr. Wallace be compensated $4,417 monthly. Additionally, Mr. Wallace shall receive, as a sign on bonus, 50,000 shares of the Company's common stock and $1,019 in cash. This contract was to expire on July 4, 2001 but has been terminated by the Company on February 1, 2000. Upon termination of this contract, Mr. Wallace agreed to a two-year covenant not to compete.

      On December 6, 1999, the Company entered into an agreement with Thomas Pritchard as independent contractor to provide general legal services for the Company. This agreement will expire on June 6, 2000. As compensation for this agreement, Mr. Pritchard received 266,666 shares of the Company's common stock.

      On December 6, 1999, the Company entered into agreements with Richard Royall and Sammy Fleschler as independent contractors to provide consulting services for the Company. These agreements will expire on June 6, 2000. As compensation for these agreements, Messrs. Royal and Fleschler each received 262,500 shares of the Company's common stock.

                            FLEETCLEAN SYSTEMS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 8 -  WARRANTS:

      In October 1997, the Board of Directors adopted a stock option plan under which 100,000 shares of common stock have been reserved for issuance to the president of the Company at a purchase price of $ .30 per share. Such issuance shall lapse if not exercised on or before May 1, 1998. During 1998, these options were exercised.

      At the end of 1997, the Company received an aggregate of $100,000 in the form of five convertible notes bearing 9% interest and due in fifteen months (See Note 3). Holders of these notes may convert their notes, in whole or part, into the Company's common stock at the rate of one share for every one dollar owed. In conjunction with the issuance of such indebtedness, the Company has agreed to issue such investors $2.00 Warrants to purchase 100,000 additional shares of common stock. At December 31, 1999, each of these notes has either been exercised or repaid in full.

      The Company has issued the following warrants that have since expired:

         25,000 stock purchase warrants expiring June 16, 1999. These warrants are subject to the marketability of the Company's common stock. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.01 per share at a purchase price of $1.00 per share. Such transactions may occur in whole or in part, but must never amount to less than 100 shares.

      The Company has issued and outstanding the following warrants which have not yet been exercised at December 31, 1998:

         116,666 stock purchase warrants expiring December 15, 2000. These warrants are subject to the future marketability of the common stock. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.01 per share at a purchase price of $.05 per share. Such transactions may occur in whole or in part, but must never amount to less than 100 shares.

         116,666 stock purchase warrants expiring December 15, 2001. These warrants are subject to the future marketability of the common stock. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.01 per share at a purchase price of $.05 per share. Such transactions may occur in whole or in part, but must never amount to less than 100 shares.

         116,666 stock purchase warrants expiring December 15, 2002. These warrants are subject to the future marketability of the common stock. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.01 per share at a purchase price of $.05 per share. Such transactions may occur in whole or in part, but must never amount to less than 100 shares.

         400,000 stock purchase warrants expiring June 7, 2001. These warrants are subject to the future marketability of the common stock. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.01 per share at a purchase price of $.15 per share. Such transactions may occur in whole or in part, but must never amount to less than 100 shares. These warrants, however, are not exercisable until and unless the shares of the Company's Common Stock trade at a minimum of $1.00 per share as quoted by the OTC Electronic Bulletin Board or any other nationally recognized exchange.

                            FLEETCLEAN SYSTEMS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 8 -  WARRANTS: (continued)

         25,000 stock purchase warrants expiring September 30, 2000. These warrants are subject to the future marketability of the common stock. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.01 per share at a purchase price of $.50 per share. Such transactions may occur in whole or in part, but must never amount to less than 100 shares.

         100,000 stock purchase warrants expiring December 2001. These warrants are subject to the future marketability of the common stock. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.01 per share at a purchase price of $1.00 per share. Such transactions may occur in whole or in part, but must never amount to less than 100 shares.

         25,000; 25,000; 25,000; 12,500; and 12,500 stock purchase warrants that expire September 30, 2000. These warrants are subject to the future marketability of the common stock. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.01 per share at a purchase price of $2.00 per share. Such transactions may occur in whole or in part, but must never amount to less than 100 shares.


NOTE 9 - INTANGIBLE ASSETS:

      Intangible assets consist of goodwill created during a acquisitions in 1999 and 1994. Goodwill is being amortized using the straight-line method for a period of fifteen (15) years. Accumulated amortization at December 31, 1999 and 1998 was $12,528 and $66, respectively.

      According to the AICPA's SOP 98-5 (see Note 1), the Company will expense all organization costs as incurred.


NOTE 10 - LITIGATION:

      The Company is the plaintiff in a suit in which the defendant (a former employee) is being sued for violating a covenant not to compete. Management is seeking damages and reimbursement of legal fees and is confident that the Company will prevail in this case.


NOTE 11 - INCOME TAXES:

      As discussed in note 1, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Implementation of SFAS 109 did not have a material cumulative effect on prior periods nor did it result in a change to the current year's provision.

                            FLEETCLEAN SYSTEMS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 11 - INCOME TAXES: (continued)

A) The effective tax rate for the Company is reconcilable to statutory tax rates as follows:
                                               December 31,
                                               1999    1998
                                               ------------
                                                 %       %
            U.S. Federal Statutory Tax Rate     15      15
            U.S. Valuation Difference .....    (15)   (-0-)
                                               ---     ---
            Effective U.S. Tax Rate .......    -0-      15
                                               ===     ===

B) Items giving rise to deferred tax assets / liabilities are as follows:

                                                        December 31,
                                                     1999          1998
                                                  -----------------------
      Deferred Tax Assets:
           Tax Loss Carry-forward ............    $ 156,968     $  22,421
                                                  ---------     ---------


      Deferred Tax Liability:
           Depreciation ......................       42,948        28,882
                                                  ---------     ---------


      Valuation Allowance ....................      114,020           -0-
                                                  ---------     ---------

           Net Deferred Tax Assets/(Liability)    $  (6,461)    $  (6,461)
                                                  =========     =========


C) The Company experienced income tax losses of approximately $408,908; $26,796; and $107,852 for the years ended December 31, 1999, 1998, and 1996, respectively. These losses were carried back the allowable three years in order to offset $81,866 of prior period income. The resulting effects of this loss carry-back was a refund to the Company in the amount of $12,348 which constituted federal income taxes paid according to the liabilities in each of the three preceding tax years; 1995, 1994, and 1993. Additionally, the Company continues to carry forward net operating losses of approximately $25,966; $26,796; and $408,908 which will expire in 2011, 2013, and 2014, respectively, or until it is completely used; whichever occurs first.

                            FLEETCLEAN SYSTEMS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 12 - EARNINGS PER SHARE:

      The following table sets forth the computation of basic and diluted earnings per share:

                                                    FOR THE YEAR  ENDED  DECEMBER 31, 1999
                                                   ---------------------------------------
                                                    INCOME         SHARES        PER-SHARE
                                                  (NUMERATOR)   (DENOMINATOR)      AMOUNT
                                                   ---------     -----------     ---------
      Net Loss ................................    $(393,767)

      Basic EPS:
        Loss available to common stockholders .     (393,767)    6,817,506         $(0.06)
                                                                                   ======

      Effect of Dilutive Securities:
        Warrants ..............................          -0-       183,332
                                                   ---------     ---------

      Diluted EPS:
        Loss available to common stockholders
          and assumed conversions .............    $(393,767)    7,000,838         $(0.06)
                                                   =========     =========         ======


                                                   FOR THE YEAR  ENDED  DECEMBER 31, 1998
                                                   ---------------------------------------
                                                    INCOME         SHARES        PER-SHARE
                                                  (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                                   ---------     -----------     ---------
      Net Income ..............................    $   2,210

      Basic EPS:
        Income available to common stockholders        2,210     4,229,679         $  NIL
                                                                                   ======
      Effect of Dilutive Securities: ..........          -0-           -0-
                                                   ---------     ---------
      Diluted EPS:
        Income available to common stockholders
          and assumed conversions .............    $   2,210     4,229,679         $  NIL
                                                   =========     =========         ======

      For the years ended December 31, 1999 and 1998, anti-dilutive securities totaled 625,000 and 262,500, respectively.

      For the period January 1, 2000 to April 2, 2000, there were no transactions that would have materially changed the number of common shares or potential common shares outstanding.


NOTE 13 - SUBSEQUENT  EVENTS:

      Subsequent to December 31, 1999, the Company has signed letters of intent to acquire two additional tank-washing facilities.

      On January 19, 2000, the Company signed a lease agreement with Scott Walsh to lease an apartment in Destrehan, LA. (see Note 6)

                            FLEETCLEAN SYSTEMS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 13 - SUBSEQUENT  EVENTS: (continued)

      On February 1, 2000, the employment agreement with Mr. Wallace was terminated whereat a two-year covenant-not-to-compete became effective.

      During 1999, the Company applied for a $1,100,000 urban/rural development loan. The loan is currently being processed by the Economic Capital Corporation of Plano, Texas.