Form 10QSB
period 2000-03-31
FLEETCLEAN SYSTEMS INC
filed 2000-05-15
CIK 1020646

UNITED STATES SECURITIES AND EXCHANGE COMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 000-27467


                            FLEETCLEAN SYSTEMS, INC.
               Exact name of Registrant as specified in is charter

              TEXAS                                        76-0196431
     State of Incorporation                   IRS Employer Identification Number

                       P.O. BOX 727, HWY 834 EAST .7 MILES
                               HARDIN, TEXAS 77561

                                  409-298-9835
           Address and telephone number of principal executive offices

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes  _[X]_     No     [ ].

The number of shares of common stock of the Registrant outstanding at May 9, 2000 was 12,140,014.

ITEM 1.     FINANCIAL STATEMENTS

                            FLEETCLEAN SYSTEMS, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                        MARCH 31    DECEMBER 31
                                                          2000         1999
                                                        ---------   ------------
                                                        Unaudited     Audited

CURRENT ASSETS:
          Cash ......................................      90,577          1,404
          Accounts Receivable - Net .................     203,330        159,654
          Employee Advances .........................       4,473          4,789
          Inventory .................................     147,404        151,722
          Prepaid Expenses ..........................      50,591         14,054
          Deferred Tax Asset ........................      22,421         22,421
                                                        ---------   ------------
                  Total Current Assets ..............     518,796        354,044

PROPERTY, PLANT, AND EQUIPMENT: - NET ...............   1,354,741      1,391,988

OTHER ASSETS:
          Other Assets ..............................       8,020          2,345
          Intangible Asset - Net ....................     187,937        191,270
                                                        ---------   ------------
                  Total Other Assets ................     195,957        193,615
                                                        ---------   ------------
TOTAL ASSETS ........................................   2,069,494      1,939,647
                                                        =========   ============

                            FLEETCLEAN SYSTEMS, INC.
                                 BALANCE SHEETS

                       LIABIITIES AND STOCKHOLDERS' EQUITY

                                                         March 31   December 31
                                                           2000        1999
                                                         ---------  ------------
                                                         Unaudited    Audited
CURRENT LIABILITIES:
          Accounts Payable ............................     91,218       181,995
          Advance From Officer ........................    184,852       167,859
          Notes Payable ...............................    239,006       251,640
          Payroll Taxes Payable .......................      5,810         4,904
          Insurance Payable ...........................     48,428         8,405
          Sales Tax Payable ...........................     15,805        15,581
          Accrued Expenses ............................     22,953        60,266
                                                         ---------  ------------
                  Total Current Liabilities ...........    608,072       690,650

LONG-TERM LIABILITIES:
          Deferred Tax Liability ......................     28,883        28,882
          Notes payable - Net of Current Portion ......    652,684       674,229
                                                         ---------  ------------
                  Total Long-Term Liabilities .........    681,567       703,111
                                                         ---------  ------------
TOTAL LIABILITIES .....................................  1,289,639     1,393,761
                                                         ---------  ------------
STOCKHOLDERS' EQUITY
          Common Stock - $ .01 par value
          Authorized 50,000,000 shares

          Issued and Outstanding - 12,140,014 &
             10,590,014 at 2000 and 1999, respectively.    121,400       105,900
          Paid in Capital .............................  1,111,818       817,318
          Retained Earnings ...........................   -453,363      -377,332
                                                         ---------  ------------
                  Total Stockholders' Equity ..........    779,855       545,886
                                                         ---------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............  2,069,494     1,939,647
                                                         =========  ============

                            FLEETCLEAN SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                                 2000         1999
                                                               ---------   ---------
                                                               Unaudited   Unaudited
INCOME
          Net Sales ........................................     352,089     254,141
                                                               ---------   ---------
          Less: Cost of Goods Sold .........................      96,724      46,694
                                                               ---------   ---------
                  Gross Profit .............................     255,365     207,447
                                                               ---------   ---------
GENERAL AND ADMINISTRATIVE EXPENSES:
          Salaries .........................................     115,798     103,975
          Payroll Taxes ....................................      13,087       7,590
          Advertising ......................................         115         404
          Auto Expense .....................................      17,635      10,914
          Depreciation and Amortization ....................      41,893      35,439
          Dues & Subscriptions .............................         600         474
          Entertainment ....................................         156         410
          Insurance ........................................      21,270      13,166
          Investor Relations ...............................      21,863           0
          Interest Expense .................................      27,005      12,319
          Licenses  & Fees .................................         325         235
          Office Expense ...................................       4,542       1,431
          Postage/Freight ..................................       4,131       2,193
          Professional Fees ................................      20,492       4,992
          Rent .............................................       5,813       3,620
          Shop Expense .....................................      12,266       2,680
          Taxes - Other ....................................       2,341       1,009
          Telephone & Utilities ............................      14,637       5,125
          Trailer Expense ..................................         584         372
          Training .........................................         383         175
          Travel ...........................................       8,599       9,898
                                                               ---------   ---------
                  Total General and Administrative Expenses      333,535     216,419
                                                               ---------   ---------
INCOME/(LOSS) FROM OPERATIONS ..............................     -78,170      -8,972

OTHER INCOME/EXPENSE
          Miscellaneous Income - net .......................         489       1,967
          Gain on Sales of Asset ...........................       1,650           0
                                                               ---------   ---------
                  Total Other Income .......................       2,139       1,967
                                                               ---------   ---------
NET INCOME/(LOSS) BEFORE INCOME TAXES ......................     -76,031      -7,005
          Provision for Income Taxes........................
                                                               ---------   ---------
NET INCOME/(LOSS) ..........................................     -76,031      -7,005
RETAINED EARNINGS/(DEFICIT) BEGINNING OF YEAR ..............    -377,332      16,435
                                                               ---------   ---------
RETAINED EARNINGS/(DEFICIT) END OF YEAR ....................    -453,363       9,430
                                                               =========   =========
NET LOSS PER SHARE
    BASIC...................................................       -$.01         NIL
    DILUTED.................................................       -$.01         NIL

                            FLEETCLEAN SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                                2000       1999
                                                             ---------   ---------
                                                             Unaudited   Unaudited
OPERATING ACTIVITIES:
     Net Income/(Loss) ...................................     -76,031      -7,005
  Adjustments to Reconcile Net Income to Net
  Cash used by Operating Activities:
    Stock Issued for Conversion of Debt ..................           0      10,000
    Stock Issued for Services Rendered ...................      20,000           0
    Depreciation and Amortization ........................      41,893      35,439
    (Increase)/Decrease in Accounts Receivable ...........     -43,676       1,881
    (Increase)/Decrease in Employee Advances .............         316      -9,675
    (Increase)/Decrease in Inventories ...................       4,318     -43,252
    (Increase)/Decrease in Prepaid Expenses ..............     -36,537     -19,567
    (Increase)/Decrease in Intangible Assets .............                -203,360
    (Increase)/Decrease in Other Assets ..................      -5,739        -800
    Increase/(Decrease) in Accounts Payable ..............     -90,777      -4,136
    Increase/(Decrease) in Payroll Taxes Payable .........         907          35
    Increase/(Decrease) in Insurance Payable .............      40,023       3,336
    Increase/(Decrease) in Sales Tax Payable .............         224       1,305
    Increase/(Decrease) in Accrued Expenses ..............     -37,313      -7,541
                                                             ---------   ---------
     Net Cash Provided/(Used) for Operating Activities ...    -182,392    -243,340

INVESTING ACTIVITIES:
  Purchase of property, Plant, and Equipment .............      -1,249    -480,998
                                                             ---------   ---------
     Net Cash Provided/(Used) for Investing Activities ...      -1,249    -480,998

FINANCING ACTIVITIES:
    Increase/(Decrease) in Notes Payable .................     -34,179     507,455
    Increase/(Decrease) in Advance from Officer ..........      16,993           0
    Issuance of Common Stock - net .......................     290,000     210,700
                                                             ---------   ---------
      Net Cash Provided/(Used) by Financing activities ...     272,814     718,155

  Net Increase/(Decrease) in Cash ........................      89,173      -6,183

Cash on December 31 ......................................       1,404      54,383
                                                             ---------   ---------
Cash on March 31 .........................................      90,577      48,200
                                                             =========   =========
Additional Disclosure of Operating Cash Flow Cash paid
     during the period ending March 31,                         2000        1999
                                                             ---------   ---------
          Interest Expense ...............................      27,005      12,319
          Income Tax .....................................           0           0

                            FLEETCLEAN SYSTEMS , INC.
                        STATEMENT OF STOCKHOLDERS EQUITY

                                                                                   ADDITIONAL                        TOTAL
               DECEMBER 31, 1998                           COMMON STOCK              PAID IN         RETAINED     STOCKHOLDERS'
               TO MARCH 31, 2000                      SHARES          VALUE          CAPITAL         EARNINGS         EQUITY
-----------------------------------------------   -----------     -----------     -----------     -----------     -----------
Total Stockholders' Equity
As of December 31, 1998 .......................     4,736,758     $    47,367     $   368,091     $    16,435     $   431,893

Sale of Common Stock (Feb. 1999) ..............       200,000           2,000          48,000                          50,000

Stock Issued for Acquisition of Tri-State .....       300,000           3,000         147,000                         150,000

Sale of Common Stock (March 1999)..............       200,000           2,000          48,000                          50,000

Conversion of Debt.............................        42,668             427           9,573                          10,000

Syndication Costs .............................                                       -39,300                         -39,300

Net Loss March 31, 1999........................                                                        -7,005          -7,005
                                                  ---------------------------------------------------------------------------

Total Stockholders' Equity
As of March 1999 ..............................     5,479,426          54,794         581,364           9,430         645,588

Conversion of Debt.............................     2,741,467          27,414         162,586                         190,000

Stock Issued For Services Rendered ............     2,369,121          23,692         126,255                         149,947

Syndication Costs .............................                                       -52,887                         -52,887

Net Loss March-December 1999...................                                                       -386,762       -386,762
                                                  ----------------------------------------------------------------------------------
Total Stockholders' Equity
As of December 31, 1999 .......................    10,590,014         105,900         817,318        (377,332)        545,886

Sale of Common Stock (March 2000)..............     1,450,000          14,500         275,500                         290,000

Stock Issued For Services Rendered ............       100,000           1,000          19,000                          20,000

Net Loss March 2000............................                                                       -76,031         -76,031
                                                  ----------------------------------------------------------------------------------
Total Stockholders' Equity
As of December 31, 1999 .......................    12,140,014       $ 121,400     $ 1,111,818      $ -453,363       $ 779,855
                                                             =======================================================================

                            FLEETCLEAN SYSTEMS, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:

      The accompanying unaudited financial statements have been prepared by Fleetclean Systems, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of future financial results. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended December 31, 2000, included with the Company's Form 10-KSB, as filed with the Securities and Exchange Commission.

NOTE 2 - EMPLOYEE STOCK OPTION PLAN:

      During March 2000, the Board of Directors adopted the "2000 Stock Option Plan". Although not yet voted on by the shareholders, this plan has 5,000,000 shares of Common Stock reserved for issuance. As of March 31, 2000, no options have been granted pursuant to such plan.

NOTE 3 - COMMITMENTS AND CONTINGENT LIABILITIES:

      On February 10, 2000, the Company entered into a one-year consulting agreement with OTC Financial Network (OTC). OTC is to provide consultation with, but not limited to, the development, implementation and maintenance of an ongoing program to increase the investment community's awareness of the Company's activities and to stimulate the investment community's interest in the Company. As compensation for this agreement, the Company has issued to OTC 100,000 shares of restricted common stock and 1,400,000 warrants exercisable at $0.10 each (see Note 4). This agreement is terminable by either party on thirty days notice beginning May 11, 2000.

NOTE 4 - ISSUANCE OF WARRANTS:

      In connection with the aforementioned contract with OTC Financial Network, the following warrants have been issued as part of compensation:

         700,000 stock purchase warrants expiring February 10, 2001. These warrants are subject to the future marketability of the common stock. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.01 per share at a purchase price of $.10 per share. Such transactions may occur in whole or in part, but must never amount to less than 100 shares. These warrants, however, are not exercisable until and unless the shares of the Company's Common Stock trade at a minimum of $0.50 per share as quoted by the OTC Electronic Bulletin Board or any other nationally recognized exchange for a minimum of twenty consecutive trading days.

         700,000 stock purchase warrants expiring February 10, 2001. These warrants are subject to the future marketability of the common stock. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.01 per share at a purchase price of $.10 per share. Such transactions may occur in whole or in part, but must never amount to less than 100 shares. These warrants, however, are not exercisable until and unless the shares of the Company's Common Stock trade at a minimum of $1.00 per share as quoted by the OTC Electronic Bulletin Board or any other nationally recognized exchange for a minimum of twenty consecutive trading days.

NOTE 5 - SUBSEQUENT EVENTS:

      Subsequent to March 31, the Company has entered into an advertising agreement with Multi-Media Group, Inc. (MMG). MMG will create a commercial relating to the Company's business to be aired in the near future. Compensation for this agreement will be $25,000 cash and 125,000 warrants to purchase the 125,000 shares of the Company's common stock at a purchase price of $0.10 per share.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

      This Management's Discussion and Analysis as of March 31, 2000 and for the three-month period ended March 31, 2000 and 1999 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report.

      The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as, "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statement. Factors that might cause or contribute to such a discrepancy include, but are not limited to the risks discussed in our other SEC filings, including those in our annual report on Form 10-KSB for the year ended December 31, 1999. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

QUARTER ENDED MARCH 31, 2000 COMPARED TO THE QUARTER ENDED MARCH 31,1999

      REVENUES

      Total revenues increased to $352,089 for the quarter ended March 31, 2000 compared with $254,141 for the quarter ended March 31, 1999. The increase of 38.5% was attributable to increased chemical sales and internal tank cleaning revenues from the Hahnville facility during the first quarter.

      COST OF GOODS SOLD

      For the quarter ended March 31, 2000, cost of goods sold increased to $96,724 from $46,694 during the quarter ended March 31,1999. The increase of 107% was attributable to increased direct labor and associated costs at the Hahnville facility. Our gross margin as a percent of revenue decreased for the quarter ended March 31, 2000 to 73% from 82% for the quarter ended March 31,1999. The decline in gross margin percentage was due to the lower margins received from our internal tank washing revenues in the Hahnville facility.

      GENERAL AND ADMINISTRATIVE EXPENSES

      For the quarter ended March 31, 2000, general and administrative expenses increased to $333,535 from $216,419 during the quarter ended March 31, 1999. The increase of 54% was primarily due to:

o an increase in professional fees primarily attributable to our preparation and filing of our Form 10-KSB, for December 31, 1999 including audit costs, plus legal fees resulting from preparation of service contracts for the Hahnville tank cleaning facility

o the costs associated with the start-up of the Hahnville facility which include increased depreciation expense, increased insurance expense, and increased telephone and utility expenses

o     added interest expense from our increased debt;

o an increase in investor relations expense resulting from a contract for public relations services; and

o an increase in the number of personnel employed due to adding seven additional hires from the Hahnville facility.

      NET LOSS

      For the quarter ended March 31, 1999, our net loss was $76,031 compared to a net loss of $7,005 for the quarter ended March 31, 1999. The loss was primarily attributable to the increase in general and administrative expenses as described above, which was not offset by increased revenues for the period.

      CASH FLOWS

      Our operating activities used net cash of $182,392 in the first quarter of 2000 compared to $243,340 in the first quarter of 1999. Net cash used by operating activities in the first quarter of 2000 resulted primarily from net operating losses for the quarter.

      Our investing activities used net cash of $1,249 in the first quarter of 2000 compared to $480,998 in the first quarter 1999. The decrease in our investing activities in the first quarter of 2000 when compared with the first quarter of 1999 results from no new capital projects or acquisitions in the first quarter of 2000 compared with the first quarter of 1999 when the acquisition of Tri-State Chemex Corp. occurred, and the development of the Hahnville tank wash facility began.

      Our financing activities provided cash of $272,814 in the first quarter of 2000 compared to $718,155 in the first quarter of 1999. The decrease in the first quarter of 2000 consisted primarily of a $473,276 decrease in notes payable. Our issuances of stock for cash in the first quarter of 2000 increased by $79,300 from the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 2000, we had cash of $90,577 and negative working capital of $84,276. We do expect to receive cash flow from operations during the current fiscal year as the Hahnville facility begins to generate positive cash flows, which has not occurred to date, but which we expect to occur in June 2000 based on new service contracts received. We have only operated the Hahnville facility since August 1999, as such there is no assurance that our estimates will prove to be correct, and that we will generate positive cash flow from the facility. We estimate our monthly operating expenditure for fiscal 2000 will be approximately $100,000, although unexpected expenses may increase our monthly outlays. In addition, we intend to make additional acquisitions during the year, which will cause increased expenditures.

      As of March 31,2000, we had notes payable aggregating $891,690 to financial institutions and entities due through September 2008 at interest rates ranging from 9.0% to 14.7%. Of these notes payable, $239,006 are due during the year ended December 31, 2000. In addition, we have lease commitments of approximately $3,150 for fiscal 2000 and we are currently leasing several other properties on a month to month basis with aggregate lease payments of $1,500 per month. We have also been advanced $184,852 from certain officers that are payable on demand. As of the time of this filing, no demand has been made by these officers.

      We do not have any significant credit facilities available with financial institutions or other third parties and until we can generate significant cash flow from operations, we will be dependent upon external sources of financing. In addition, although we have received advances from our officers in the past, we do not expect that we will be able to rely on such advances in the future. We have received preliminary approval for a $1,050,000 twenty-three year Rural Development Loan at an interest rate of prime plus two percent payable in monthly installments. Our application is being processed with the federal government in order to obtain a loan guaranty and we expect the funding date to occur in June 2000. There is no assurance that we will receive the final loan guaranty from the federal government.

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

                                     PART II
                                OTHER INFORMATION

      Pursuant to the Instructions to Part II of the Form 10-QSB, Items 1-5 are omitted.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

   (A)   EXHIBITS

EXHIBIT NO.             IDENTIFICATION OF EXHIBIT

Exhibit 3.1             Articles of Incorporation of Fleetclean Systems, Inc.
                        (Filed previously on Form 10-SB, dated 9/27/99)

Exhibit 3.2             Amended and Restated Bylaws of Fleetclean Systems, Inc.
                        (Filed previously on Form 10-SB, dated 9/27/99)

Exhibit 4.1             Common Stock Certificate of Fleetclean Systems, Inc.
                        (Filed previously on Form 10-SB, dated 9/27/99)

Exhibit 10.1 Kenneth A. Phillips Employment Agreement (Filed previously on Form 10-SB, dated 9/27/99)

Exhibit 10.2 Addendum to Kenneth A. Phillips Employment Agreement (Filed previously on Form 10-SB, dated 11/12/99)

Exhibit 10.3 Lease/Purchase Agreement (Filed previously on Form 10-SB, dated 11/24/99)

Exhibit 10.4 Economic Development Capital Letter (Filed previously on Form 10-SB, dated 11/24/99)

Exhibit 27              Financial Data Schedule


      (B)   REPORTS ON FORM 8-K

      None.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Fleetclean Systems, Inc.


Date:  May 15, 2000                 By: /s/  KENNETH A. PHILLIPS
                                             Kenneth A. Phillips, President