Form 10QSB
period 2000-06-30
FLEETCLEAN SYSTEMS INC
filed 2000-08-14
CIK 1020646

UNITED STATES SECURITIES AND EXCHANGE COMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB


 [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

    [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934



                       Commission File Number:  000-27467


                            FLEETCLEAN SYSTEMS, INC.
               Exact name of Registrant as specified in is charter

              TEXAS                            76-0196431
     State  of  Incorporation     IRS  Employer  Identification  Number



                       P.O. BOX 727, HWY 834 EAST .7 MILES
                               HARDIN, TEXAS 77561
                                  936-298-9835
           Address and telephone number of principal executive offices

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes   X     No
     ---      ---


The number of shares of common stock of the Registrant outstanding at August 1, 2000 was 15,929,987

ITEM  1.     FINANCIAL  STATEMENTS

                    FLEETCLEAN SYSTEMS INC
                       BALANCE SHEETS

                           ASSETS

                                        JUNE 30    DECEMBER 31
                                          2000         1999
                                       ----------  ------------
                                        UNAUDITED    AUDITED

CURRENT ASSETS:
  CASH                                 $   27,008  $      1,404
  ACCOUNTS RECEIVABLE - NET               191,493       159,654
  EMPLOYEE ADVANCES                         7,108         4,789
  INVENTORY                               159,640       151,722
  PREPAID EXPENSES                         54,112        14,054
  DEFERRED TAX ASSET                       22,421        22,421
                                       ----------  ------------
    TOTAL CURRENT ASSETS                  461,782       354,044

PROPERTY, PLANT, AND EQUIPMENT: - NET   1,415,620     1,391,988

OTHER ASSETS:
  OTHER ASSETS                              8,020         2,345
  INTANGIBLE ASSET - NET                  184,539       191,270
                                       ----------  ------------

    TOTAL OTHER ASSETS                    192,559       193,615
                                       ----------  ------------

TOTAL ASSETS                           $2,069,961  $  1,939,647
                                       ==========  ============

                             FLEETCLEAN SYSTEMS INC
                                 BALANCE SHEETS

                       LIABIITIES AND STOCKHOLDERS' EQUITY

                                                     JUNE 30    DECEMBER 31
                                                       2000         1999
                                                    ----------  ------------
                                                     UNAUDITED    AUDITED
CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                                  $  130,565  $    181,995
  ADVANCE FROM OFFICER                                 176,999       167,859
  NOTES PAYABLE                                        254,328       251,640
  PAYROLL TAXES PAYABLE                                  2,416         4,904
  INSURANCE PAYABLE                                     37,631         8,405
  SALES TAX PAYABLE                                     11,696        15,581
  ACCRUED EXPENSES                                      20,371        60,266
                                                    ----------  ------------

    TOTAL CURRENT LIABILITIES                          634,006       690,650

LONG-TERM LIABILITIES:
  DEFERRED TAX LIABILITY                                28,883        28,882
  NOTES PAYABLE - NET OF CURRENT PORTION               680,126       674,229
                                                    ----------  ------------

    TOTAL LONG-TERM LIABILITIES                        709,009       703,111
                                                    ----------  ------------

TOTAL LIABILITIES                                    1,343,015     1,393,761
                                                    ----------  ------------


STOCKHOLDERS' EQUITY:
  COMMON STOCK - $.01 PAR VALUE
  AUTHORIZED 50,000,000 SHARES
  ISSUED AND OUTSTANDING - 12,140,014 & 10,590,014
     AT 2000 AND 1999, RESPECTIVELY                    121,400       105,900
  PAID IN CAPITAL                                    1,111,818       817,318
  RETAINED EARNINGS                                   -506,272      -377,332
                                                    ----------  ------------

    TOTAL STOCKHOLDERS' EQUITY                         726,946       545,886
                                                    ----------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $2,069,961  $  1,939,647
                                                    ==========  ============

                                   FLEETCLEAN SYSTEMS INC.
                        STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                  FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2000 AND 1999


                                                    SIX         SIX        THREE      THREE
                                                   MONTHS      MONTHS      MONTHS     MONTHS
                                                    2000        1999        2000       1999
                                                 ----------  ----------  ----------  --------
                                                 UNAUDITED   UNAUDITED   UNAUDITED   UNAUDITED

REVENUES:
  NET SALES                                      $  702,585  $  542,076  $  350,496  $287,935
                                                 ----------  ----------  ----------  --------

  LESS: COST OF GOODS SOLD                          194,203      98,956      97,479    52,262
                                                 ----------  ----------  ----------  --------

    GROSS PROFIT                                    508,382     443,120     253,017   235,673
                                                 ----------  ----------  ----------  --------
GENERAL AND ADMINISTRATIVE EXPENSES:
  SALARIES                                          224,373     194,598     108,575    90,623
  PAYROLL TAXES                                      25,660      19,343      12,573    11,753
  ADVERTISING                                         8,562       1,225       8,447       821
  AUTO EXPENSE                                       33,792      24,361      16,157    13,447
  DEPRECIATION AND AMORTIZATION                      83,787      72,636      41,894    37,197
  DUES & SUBSCRIPTIONS                                  787       1,029         187       556
  ENTERTAINMENT                                         156         639           0       230
  INSURANCE                                          42,554      29,782      21,284    16,616
  INVESTOR RELATIONS                                 29,366       5,130       7,503     5,130
  INTEREST EXPENSE                                   52,718      23,543      25,713    11,224
  LICENSES  & FEES                                    1,305       1,108         980       873
  OFFICE EXPENSE                                      7,745       4,797       3,203     3,366
  POSTAGE/FREIGHT                                     9,948       6,267       5,817     4,074
  PROFESSIONAL FEES                                  36,730      10,477      16,238     5,485
  RENT                                               11,888      10,300       6,075     6,680
  SHOP EXPENSE                                       15,887       6,508       3,621     3,828
  TAXES - OTHER                                       4,456       2,724       2,115     1,715
  TELEPHONE & UTILITIES                              32,918      12,203      18,281     7,078
  TRAILER EXPENSE                                     1,187         930         603       558
  TRAINING                                              533       1,147         150       972
  TRAVEL                                             18,772      21,853      10,173    11,955
                                                 ----------  ----------  ----------  --------

    TOTAL GENERAL AND ADMINISTRATIVE EXPENSES       643,124     450,600     309,589   234,181
                                                 ----------  ----------  ----------  --------

NET LOSS FROM OPERATIONS                           -134,742      -7,480     -56,572     1,492

OTHER INCOME/EXPENSE:
  MISCELLANEOUS INCOME - NET                          1,373       3,889         884     1,922
  GAIN ON SALES OF ASSET                              4,429           0       2,779         0
                                                 ----------  ----------  ----------  --------

    TOTAL OTHER INCOME                                5,802       3,889       3,663     1,922
                                                 ----------  ----------  ----------  --------

NET LOSS BEFORE INCOME TAXES                       -128,940      -3,591     -52,909     3,414

  PROVISION FOR INCOME TAXES                              0           0           0         0
                                                 ----------  ----------  ----------  --------

NET LOSS                                           -128,940      -3,591     -52,909     3,414
RETAINED EARNINGS/(DEFICIT) BEGINNING OF PERIOD    -377,332      16,435    -453,363     9,430
                                                 ----------  ----------  ----------  --------

RETAINED EARNINGS/(DEFICIT) END OF PERIOD         -$506,272  $   12,844   -$506,272  $ 12,844
                                                 ==========  ==========  ==========  ========

    NET LOSS PER COMMON SHARE
      BASIC                                          -$0.01      -$0.01      -$0.01    -$0.01
      DILUTED                                        -$0.01      -$0.01      -$0.01    -$0.01

                                         FLEETCLEAN SYSTEMS INC.
                                    STATEMENT OF STOCKHOLDERS' EQUITY


         DECEMBER 31, 1998 TO                                            ADDITIONAL             TOTAL STOCK-
           TO MARCH 31, 2000                      COMMON STOCK            PAID IN     RETAINED    HOLDERS'
                                               SHARES         VALUE       CAPITAL     EARNINGS    EQUITY
------------------------------------------  ------------  -------------  ----------  ----------  --------
TOTAL STOCKHOLDERS' EQUITY
AS OF DECEMBER 31, 1998`                       4,736,758  $      47,367  $  368,091  $   16,435  $431,893

SALE OF COMMON STOCK (FEB. 1999)                 200,000          2,000      48,000                50,000

STOCK ISSUED FOR ACQUISITION OF TRI-STATE        300,000          3,000     147,000               150,000

SALE OF COMMON STOCK (MARCH 1999)                200,000          2,000      48,000                50,000

CONVERSION OF DEBT ( MARCH 1999)                  42,668            427       9,573                10,000

SYNDICATION COSTS                                                           -39,300               -39,300

NET LOSS JANUARY-MARCH 1999                                                              -7,005    -7,005
                                            ------------  -------------  ----------  ----------  --------
TOTAL STOCKHOLDERS' EQUITY
AS OF MARCH, 1999                              5,479,426         54,794     581,364       9,430   645,588

NET LOSS APRIL-JUNE 1999                                                                  3,414     3,414
                                            ------------  -------------  ----------  ----------  --------
TOTAL STOCKHOLDERS' EQUITY                     5,479,426         54,794     581,364      12,844   649,002
AS OF JUNE, 1999

CONVERSION OF DEBT                             2,741,467         27,414     162,586               190,000

STOCK ISSUED FOR SERVICES RENDERED             2,369,121         23,692     126,255               149,947

SYNDICATION COSTS                                                           -52,887               -52,887

NET LOSS MARCH-DECEMBER 1999                                                           -390,176  -390,176
                                            ------------  -------------  ----------  ----------  --------
TOTAL STOCKHOLDERS' EQUITY
AS OF DECEMBER 31, 1999                       10,590,014        105,900     817,318    -377,332   545,886

SALE OF COMMON STOCK (MARCH 2000)              1,450,000         14,500     275,500               290,000

STOCK ISSUED FOR SERVICES RENDERED               100,000          1,000      19,000                20,000

NET LOSS MARCH 2000                                                                     -76,031   -76,031
                                            ------------  -------------  ----------  ----------  --------
TOTAL STOCKHOLDERS' EQUITY
AS OF MARCH 31, 2000                          12,140,014  $     121,400  $1,111,818   -$453,363  $779,855
                                            ------------  -------------  ----------  ----------  --------

NET LOSS JUNE 2000                                                                     -$52,909  -$52,909
                                            ------------  -------------  ----------  ----------  --------

TOTAL STOCKHOLDERS' EQUITY
AS OF JUNE 30, 2000                           12,140,014        121,400   1,111,818    -506,272   726,946
                                            ============  =============  ==========  ==========  ========

                             FLEETCLEAN SYSTEMS INC.
                            STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30


                                                       2000       1999
                                                    ----------  ---------
                                                     UNAUDITED  UNAUDITED
OPERATING ACTIVITIES:
     NET LOSS                                        -$128,940    -$3,541
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET
  CASH USED BY OPERATING ACTIVITIES:
    STOCK ISSUED FOR CONVERSION OF DEBT                      0
    STOCK ISSUED FOR SERVICES RENDERED                  20,000          0
    DEPRECIATION AND AMORTIZATION                       83,787     72,636
    (INCREASE)/DECREASE IN ACCOUNTS RECEIVABLE         -31,839     -3,801
    (INCREASE)/DECREASE IN EMPLOYEE ADVANCES            -2,380    -19,514
    (INCREASE)/DECREASE IN INVENTORIES                  -7,918    -61,556
    (INCREASE)/DECREASE IN PREPAID EXPENSES            -40,058    -15,671
    (INCREASE)/DECREASE IN OTHER ASSETS                 -5,675     -1,870
    INCREASE/(DECREASE) IN ACCOUNTS PAYABLE            -51,430     10,213
    INCREASE/(DECREASE) IN PAYROLL TAXES PAYABLE        -2,488        250
    INCREASE/(DECREASE) IN INSURANCE PAYABLE            29,226
    INCREASE/(DECREASE) IN SALES TAX PAYABLE            -3,886      2,366
    INCREASE/(DECREASE) IN ACCRUED EXPENSES            -39,896     -9,064
                                                    ----------  ---------

     NET CASH USED FOR OPERATING ACTIVITIES           -181,497    -29,552

INVESTING ACTIVITIES:
  PURCHASE OF PROPERTY, PLANT, AND EQUIPMENT          -100,624   -479,517
  ACQUISITION OF TRI STATE CHEMEX                                -100,000
                                                    ----------  ---------

     NET CASH USED FOR INVESTING ACTIVITIES           -100,624   -579,517

FINANCING ACTIVITIES:
    INCREASE/(DECREASE) IN NOTES PAYABLE                 8,585    512,994
    INCREASE/(DECREASE) IN ADVANCE FROM OFFICER          9,140
    ISSUANCE OF COMMON STOCK - NET                     290,000     60,700
                                                    ----------  ---------

      NET CASH PROVIDED BY FINANCING ACTIVITIES        307,725    573,694

  NET INCREASE/(DECREASE) IN CASH                       25,604    -35,375

CASH AT BEGINNING OF PERIOD                              1,404     54,383
                                                    ----------  ---------

CASH AT END OF PERIOD                               $   27,008  $  19,008
                                                    ==========  =========



SUPPLEMENTAL DISCLOSURES OF  CASH FLOW INFORMATION
     CASH PAID DURING THE PERIODS ENDED, JUNE 30          2000       1999
                                                    ----------  ---------

          INTEREST EXPENSE                          $   52,718  $  23,543
          INCOME TAX                                         0          0
     ACQUISITION OF TRI-STATE CHEMEX:
          ASSETS ACQUIRED                                       $  46,638

                            FLEETCLEAN SYSTEMS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

                                  JUNE 30, 2000

                             FLEETCLEAN SYSTEMS INC


NOTE  1  -  BASIS  OF  PRESENTATION:

     The accompanying unaudited financial statements have been prepared by Fleetclean Systems Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Results of operations for the six-month period ended June 30, 2000 are not necessarily indicative of future financial results. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended December 31, 1999, included with the Company's Form 10-KSB, as filed with the Securities and Exchange Commission.

NOTE  2  -  EMPLOYEE  STOCK  OPTION  PLAN:

     At the annual meeting of shareholders in May 2000 the shareholders adopted the "2000 Stock Option Plan" which had previously been adopted by the Board of Directors in March 2000. The plan has 5,000,000 shares of Common Stock reserved for issuance. As of June 30, 2000, no options have been granted pursuant to the plan.

NOTE  3  -  COMMITMENTS  AND  CONTINGENT  LIABILITIES:

     On February 10, 2000, the Company entered into a one-year consulting agreement with OTC Financial Network ( OTC). OTC is to provide consultation with, but not limited to, the development, implementation and maintenance of an ongoing program to increase the investment community's awareness of the Company's activities and to stimulate the investment community's interest in the Company. As compensation for this agreement, the Company has issued to OTC 100,000 shares of restricted common stock and 1,400,000 warrants exercisable at $0.10 each (see Note 4). This agreement is terminable by either party on thirty days notice beginning May 11, 2000.

     On May 15, 2000 the Company entered into a one year consulting agreement with Scott Sellers. Sellers is to provide additional consultation for development, implementation, and maintenance of an ongoing program to increase the investment community's interest in the Company. As compensation for this agreement, the Company has issued Seller's 250,000 warrants exercisable at $0.10 each (see Note 4). This agreement expires May 15, 2001.

NOTE  4  -  ISSUANCE  OF  WARRANTS:

     In connection with the aforementioned contract with OTC Financial the following warrants have been issued as part of compensation:

     700,000 stock purchase warrants expiring February 10, 2001. These warrants are subject to the future marketability of the common stock. The warrants are to purchase fully paid and non- assessable shares of the common stock, par value $.01 per share at a purchase price of $.10 per share. Such transactions may occur in whole or in part, but must never amount to less than 100 shares. These warrants, however, are not exercisable until and unless the shares of the Company's Common Stock trade at a minimum of $.50 per share as quoted by the OTC Electronic Bulletin Board or any other nationally recognized exchange for a minimum of twenty consecutive trading days.


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

     In connection with the aforementioned contract with Scott Sellers, the following warrants have been issued as compensation.

     125,000 stock purchase warrants expiring May 15, 2001. These warrants are subject to the future marketability of the common stock. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.01 per share at a purchase price of $.10 per share. Such transactions may occur in whole or in part, but must never amount to less than 100 shares. These warrants, however, are not exercisable until and unless the shares of the Company's Common Stock trade at a minimum of $.50 per share as quoted by the OTC Electronic Bulletin Board or any other nationally recognized exchange for a minimum of twenty consecutive trading days

     125,000 stock purchase warrants expiring May 15, 2001. These warrants are subject to the future marketability of the common stock. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.01 per share at a purchase price of $.10 per share. Such transactions may occur in whole or in part, but must never amount to less than 100 shares. These warrants, however, are not exercisable until and unless the shares of the Company's Common Stock trade at a minimum of $.75 per share as quoted by the OTC Electronic Bulletin Board or any other nationally recognized exchange for a minimum of twenty consecutive trading days.

     On April 20, 2000 the Company entered into an advertising agreement with Multi-Media Group, Inc. (MMG). MMG will create a commercial relating to the Company's business to be aired in the near future. Compensation for this agreement includes 125,000 warrants to purchase 125,000 shares of the Company's common stock at a purchase price of $0.10 per share. The warrants expire April 20, 2001.


NOTE  5  -  SUBSEQUENT  EVENTS:

     Subsequent to June 30, 2000, the Company's president Kenneth Phillips exercised outstanding warrants and purchased for cash 249,999 shares of restricted common stock at an exercise price of $.05 per share.

     Subsequent to June 30, 2000, the Company's president Kenneth Phillips converted $176,998.69 owed to him by the Company to common stock, thereby canceling the debt. The Company issued 3,539,974 shares of restricted common stock.

     Subsequent to June 30, 2000 the Company issued 200,000 stock purchase warrants to Eugene Snowden. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.10 per share at a purchase price of $.05. The warrants expire as follows: one-third on December 15, 2001; one-third on December 15, 2002; and one-third on December 15, 2003. The warrants were issued as consideration for Mr. Snowden extending the due date of a $35,000 note payable by the Company.

ITEM  2.       MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

     This Management's Discussion and Analysis as of June 30, 2000 and for the three-month period ended June 30, 2000 and 1999 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report.

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

     We are a national retail distributor of truck washing equipment and chemicals to operators of large trucking fleets. In 1994, we acquired the assets and business accounts of Chemex Southwestern Inc. and began to manufacture equipment and chemicals for retail distribution. During 1994, we opened a distribution warehouse in Statesville, North Carolina. In January 1996, we acquired the Kentucky operations, including a distribution warehouse and customer accounts, of Fleetcleaning Supply Company, Inc. In February 1999, we acquired the assets and ongoing business accounts of Tri-State Chemex Corp of Providence, Rhode Island. All equipment is manufactured in Texas, with chemical mixing facilities operating in Texas and Rhode Island. Distribution and customer service is by our employees who service specific geographic regions.

     In March 1999 we acquired an internal tank cleaning facility in Hahnville Louisiana, which open for business August 21, 1999 after substantial remodeling.

     We generate revenues from: (a) the sales of chemicals for use with our hand-held truck washing equipment, (b) sales of our drive-thru truck washing system, and (c) from our internal tank cleaning operations. We recognize revenues at the point of sale.

QUARTER AND SIX MONTHS ENDED MARCH 31, 2000 COMPARED TO THE QUARTER AND SIX MONTHS ENDED MARCH 31, 1999

     Revenues

     Total revenues increased to $350,496 for the quarter ended June 30, 2000 compared with $287,935 for the quarter ended June 30, 1999. The increase of 21.7% was attributable to increased internal tank cleaning revenues from the Hahnville facility during the second quarter. Year to date revenues increased to $702,585 for the six month period ended June 30, 2000 compared with $542,076 for the six month period ended June 30, 1999. The increase of 29.6% was due primarily to increased revenue from the Hahnville facility during the first and second quarters.

     Cost  of  goods  sold

     For the quarter ended June 30 , 2000, cost of goods sold increased to $97,479 from $52,262 during the quarter ended June 30,1999. The increase of 86.5% was attributable to increased direct labor and associated costs at the Hahnville facility. Our gross margin as a percent of revenue decreased for the quarter ended June 30, 2000 to 72% from 82% for the quarter ended June 30,1999. The decline in gross margin percentage was due to the lower margins received from our internal tank washing revenues in the Hahnville facility. Year to date cost of sales increased to $194,203 for the six month period ended June 30, 2000 compared with $98,956 for the six month period ended June 30, 1999. The increase of 96% was due to the lower margins received from the internal tank washing revenues in the Hahnville facility. Gross margin as a percent of revenue decreased for the six month period ended June 30, 2000 to 72% from 82% for the six month period ended June 30, 1999. The decline in gross margin percentage was due to the lower margins received from our internal tank washing revenues in the Hahnville facility.

     General  and  Administrative  Expenses

     For the three month period ended June 30, 2000, general and administrative expenses increased to $309,589 from $234,181 during the quarter ended June 30, 1999. For the six month period ended June 30, 2000, general and administrative expenses increased to $643,124 from $450,600 for the six month period ended June 30, 1999. The three month increase of 32% and the six month increase of 42% was primarily due to:

     - an increase in professional fees primarily attributable to our preparation and filing of our Form 10-KSB for December 31,1999, and our Form 10-QSB, for March 31,2000, including audit costs, plus legal and other professional fees resulting from the preparation and distribution of proxy materials for our annual meeting of shareholders which was held May 31, 2000;

     - the costs associated with the start-up of the Hahnville facility which include increased depreciation expense, increased insurance expense, and increased telephone and utility expenses;

     -    added interest expense from our increased debt;

     - an increase in investor relations expense resulting from a contract for public relations services; and

     - an increase in the number of personnel employed due to adding seven additional hires from the Hahnville facility.

     Net  Loss

     For the three month period ended June 30, 2000, our net loss was $52,909 compared to a net profit of $3,414 for the three month period ended June 30, 1999. For the six month period ended June 30, 2000, our net loss was $128,940 compared to a net loss of $3,591 for the six month period ended June 30, 1999. The loss was primarily attributable to the increase in general and administrative expenses as described above, which was not offset by increased revenues for the period.

     Cash  Flows

     Our operating activities used net cash of $181,497 in the six month period ended June 30, 2000 compared to $29,552 in the six month period ended June 30, 1999. Net cash used by operating activities in the six month period ended June 30, 2000 resulted primarily from net operating losses for the period, which was offset by a $290,000 increase in cash resulting from issuance of common stock.

     Our investing activities used net cash of $100,624 in the six month period ended June 30, 2000 compared to $579,517 in the six month period ended June 30, 1999. The decrease in our investing activities in the first six months of 2000 when compared with the first six months of 1999 results from fewer capital projects or acquisitions in the first six months of 2000 compared with the first quarter of 1999 when the acquisition of Tri-State Chemex Corp. occurred, and the development of the Hahnville tank wash facility began. The $100,624 investment in the six month period ended June 30, 2000 is the purchase of land for expansion of the Hahnville facility.

     Our financing activities provided cash of $307,725 in the six month period ended June 30, 2000 compared to $573,694 in the six month period ended June 30, 1999. The decrease of $265,969 in the six month period ended June 30, 2000 resulted primarily from no changes in notes payable during the period, combined with issuances of stock for cash in the amount of $290,000 compared with $60,700 in the six month period ended June 30, 1999.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of June 30, 2000, we had cash of $27,008 and negative working capital of $172,224. We do expect to receive cash flow from operations during the current fiscal year as the Hahnville facility begins to generate positive cash flows, which began to occur in June 2000 and in July 2000. Revenues are expected to continue to increase as a new contract becomes effective in August 2000. We have only operated the Hahnville facility since August 1999, and there is no assurance that our estimates will prove to be correct, and that we will continue to generate positive cash flow from the facility. We estimate our monthly operating expenditure for the remainder of fiscal 2000 will be approximately $125,000, although unexpected expenses may increase our monthly outlays. In addition, we intend to make additional acquisitions during the year, which will cause increased expenditures.

     As of June 30,2000, we had notes payable aggregating $934,454 to financial institutions and entities due through September 2008 at interest rates ranging from 9.0% to 14.7%. Of these notes payable, $254,328 are due during the year ended December 31, 2000. In addition, we have lease commitments of approximately $3,150 for fiscal 2000 and we are currently leasing several other properties on a month to month basis with aggregate lease payments of $1,500 per month. We have also been advanced $176,999 from certain officers that are payable on demand. As of the time of this filing, and subsequent to June 30, 2000, these advances have been converted to equity.

     We do not have any significant credit facilities available with financial institutions or other third parties and until we can generate significant cash flow from operations, we will be dependent upon external sources of financing. In addition, although we have received advances from our officers in the past, we do not expect that we will be able to rely on such advances in the future.

     We received preliminary approval for a $1,050,000 twenty-three year Rural Development Loan in November 1999 through Economic Development Capital. Although we have not received any formal correspondence from Economic Development Capital regarding the loan, based on conversations with Economic Development Capital, we do not expect that we will receive this loan. We are in the process of determining the reasons for this development.

     We have arranged other short term external financing, and are continuing to seek additional long term financing as we bring cash flows into balance. However there is no assurance that we will be able to obtain additional financing on favorable terms, if at all. We believe our current financial situation is due to our rapid growth, which we believe is important to our ongoing success, but which we are unable to adequately finance internally. We believe we can sustain our current operations if we curtail growth expenditures, and use all cash flows from operations to fund our current operations.

                                     PART II
                                OTHER INFORMATION

     Pursuant to the Instructions to Part II of the Form 10-QSB, Items 1, 3, and 5 are omitted.

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     The following information sets forth certain information for all securities we issued during the quarter ended June 30, 2000, without registration under the Act, excluding any information "previously reported" as defined in Rule 12b-2 of the Securities Exchange Act of 1934. There were no underwriters in any of these transactions, nor were any sales commissions paid thereon.

     From February to May 2000, we entered into three agreements with consultants for services, in which we issued 100,000 shares of common stock and warrants to purchase an aggregate of 1,775,000 shares of our common stock at an exercise price of $0.10 per share expiring between February and May 2001. The Company believes these transactions were exempt from registration pursuant to
Section 4(2) of the Act, as the consultants were sophisticated investors with experience in financial matters.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     We  held  our  annual  meeting of shareholders on May 31, 2000 in which we:

     -    re-elected our current directors;

     - ratified the appointment of our auditors McManus & Co., P.C. by the following vote: 6,855,746 for, 124 against, and no abstentions;

     - adopted our 2000 Stock Option Plan by the following vote: 6,780,845 for, 50,000 against, and 25,025 abstentions; and

     - voted on amending and restating our articles of incorporation by the following vote: 6,801,370 for, 44,500 against, and 10,000 abstentions. Since we needed a two-thirds vote to amend our articles of incorporation, this matter was not passed.


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


                                       Fleetclean  Systems,  Inc.



Date:  August  14,  2000               By:  /S/  Kenneth  A.  Phillips
                                            ---------------------------------
                                            Kenneth  A.  Phillips,  President