Form 10QSB
period 2000-09-30
FLEETCLEAN SYSTEMS INC
filed 2000-11-14
CIK 1020646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                For the quarterly period ended September 30, 2000

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

Yes   X      No     .
    -----      -----


The number of shares of common stock of the Registrant outstanding at October 15, 2000 was 15,929,987

                             FLEETCLEAN SYSTEMS INC
                                 BALANCE SHEETS

ITEM 1. FINANCIAL STATEMENTS

                                     ASSETS


                                       September 30   December 31
                                           2000           1999
                                       -------------  ------------
                                         UNAUDITED       AUDITED
CURRENT ASSETS:
  Cash                                 $       3,487  $      1,404
  Accounts Receivable - Net                  194,701       159,654
  Employee Advances                            7,201         4,789
  Inventory                                  174,807       151,722
  Prepaid Expenses                            33,093        14,054
  Deferred Tax Asset                          22,421        22,421
                                       -------------  ------------
    Total Current Assets                     435,710       354,044

PROPERTY, PLANT, AND EQUIPMENT: - NET      1,447,950     1,391,988

OTHER ASSETS:
  Other Assets                                 8,020         2,345
  Intangible Asset - Net                     181,141       191,270
                                       -------------  ------------

    Total Other Assets                       189,161       193,615
                                       -------------  ------------

TOTAL ASSETS                           $   2,072,821  $  1,939,647
                                       =============  ============

                             FLEETCLEAN SYSTEMS INC
                                 BALANCE SHEETS

                       LIABILITIES AND STOCKHOLDERS' EQUITY


                                                    September 30   December 31
                                                        2000           1999
                                                    -------------  ------------
                                                      UNAUDITED      AUDITED
CURRENT LIABILITIES:
  Accounts Payable                                  $     140,018  $    181,995
  Advance From Officer                                    167,859
  Notes Payable                                           262,025       251,640
  Payroll Taxes Payable                                     2,127         4,904
  Insurance Payable                                        26,253         8,405
  Sales Tax Payable                                        14,054        15,581
  Accrued Expenses                                         22,986        60,266
                                                    -------------  ------------

    Total Current Liabilities                             467,463       690,650

LONG-TERM LIABILITIES:
  Deferred Tax Liability                                   28,883        28,882
  Notes payable - Net of Current Portion                  666,697       674,229
                                                    -------------  ------------

    Total Long-Term Liabilities                           695,580       703,111
                                                    -------------  ------------

TOTAL LIABILITIES                                       1,163,043     1,393,761
                                                    -------------  ------------

STOCKHOLDERS' EQUITY:
  Common Stock - $.01 par value
  Authorized 50,000,000 shares
  Issued and Outstanding - 15,929,987 & 10,590,014
   at 2000 and 1999, Respectively                         159,300       105,900
  Paid in Capital                                       1,263,416       817,318
  Retained Earnings                                      -512,938      -377,332
                                                    -------------  ------------

    Total Stockholders' Equity                            909,778       545,886
                                                    -------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $   2,072,821  $  1,939,647
                                                    =============  ============

                                    FLEETCLEAN SYSTEMS INC.
                         STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                   FOR THE NINE AND THREE MONTHS ENDED SEPT 30, 2000 AND 1999


                                                    Nine        Nine       Three       Three
                                                   Months      Months      Months      Months
                                                    2000        1999        2000        1999
                                                 ----------  ----------  ----------  ----------
                                                  Unaudited   Unaudited   Unaudited   Unaudited
REVENUES:
  Net Sales                                      $1,076,391  $  780,449  $  373,806  $  238,374

  Less: Cost of Goods Sold                          290,978     164,118      96,775      64,734
                                                 ----------  ----------  ----------  ----------

    Gross Profit                                    785,413     616,331     277,031     173,640

GENERAL AND ADMINISTRATIVE EXPENSES:
  Salaries                                          329,872     296,959     105,499     102,361
  Payroll Taxes                                      41,022      34,187      15,362      14,844
  Advertising                                        17,690       4,895       9,128       3,670
  Auto Expense                                       49,854      41,326      16,062      16,965
  Depreciation and Amortization                     125,680     111,629      41,893      38,993
  Dues & Subscriptions                                1,053       2,737         266       1,708
  Entertainment                                         383         697         227          58
  Equipment Repairs                                   6,432         584       6,432         584
  Insurance                                          63,913      51,699      21,359      21,917
  Investor Relations                                 30,832       7,788       1,466       2,658
  Interest Expense                                   78,344      46,889      25,626      23,346
  Licenses  & Fees                                    1,755       2,836         450       1,728
  Office Expense                                     11,550      12,003       3,805       7,206
  Postage/Freight                                    13,056      12,279       3,108       6,012
  Professional Fees                                  40,964     158,344       4,234     144,333
  Rent                                               17,963      12,510       6,075       1,860
  Shop Expense                                       16,142      16,208         255       9,700
  Taxes - Other                                       5,960       5,870       1,504       3,146
  Telephone & Utilities                              45,745      21,020      12,827       8,815
  Trailer Expense                                     1,374       1,353         187         382
  Training                                              533       2,386           0       1,239
  Travel                                             27,903      27,381       9,131       9,884
                                                 ----------  ----------  ----------  ----------

    Total General and Administrative Expenses       928,020     871,580     284,896     421,409
                                                 ----------  ----------  ----------  ----------

NET LOSS FROM OPERATIONS                           -142,607    -255,249      -7,865    -247,769

OTHER INCOME/EXPENSE:
  Miscellaneous Income - Net                          1,879      17,877         506      13,988
  Gain on Sales of Asset                              5,122      -1,500         693      -1,500
                                                 ----------  ----------  ----------  ----------

    Total Other Income                                7,001      16,377       1,199      12,488
                                                 ----------  ----------  ----------  ----------

NET LOSS BEFORE INCOME TAXES                      -$135,606   -$238,872     -$6,666   -$235,281

  Provision for Income Taxes                              0           0           0           0
                                                 ----------  ----------  ----------  ----------

NET LOSS                                           -135,606    -238,872      -6,666    -235,281
RETAINED EARNINGS/(DEFICIT) BEGINNING OF PERIOD    -377,332      16,435    -506,272      12,844
                                                 ----------  ----------  ----------  ----------

RETAINED EARNINGS/(DEFICIT) END OF PERIOD         -$512,938   -$222,437   -$512,938   -$222,437
                                                 ==========  ==========  ==========  ==========

    Net Loss Per Common Share
      Basic                                          -$0.01      -$0.01      -$0.01      -$0.01
      Diluted                                        -$0.01      -$0.01      -$0.01      -$0.01

                                         FLEETCLEAN SYSTEMS INC.
                                    STATEMENT OF STOCKHOLDERS' EQUITY


December 31, 1998 to                                                     Additional             Total Stock-
September 30, 2000                                 Common Stock           Paid In     Retained    Holders'
                                               Shares         Value       Capital     Earnings    Equity
---------------------------------------------------------------------------------------------------------
Total Stockholders' Equity
As of December 31, 1998`                       4,736,758  $      47,367  $  368,091  $   16,435  $431,893

Sale of Common Stock (Feb. 1999)                 200,000          2,000      48,000                50,000

Stock Issued for Acquisition of Tri-State        300,000          3,000     147,000               150,000

Sale of Common Stock (March 1999)                200,000          2,000      48,000                50,000

Conversion of Debt ( March 1999)                  42,668            427       9,573                10,000

Syndication Costs                                                           -39,300               -39,300

Net Loss January-March 1999                                                              -7,005    -7,005
                                            -------------------------------------------------------------

Total Stockholders' Equity                  -------------------------------------------------------------
As of March, 1999                              5,479,426         54,794     581,364       9,430   645,588
------------------------------------------
Net Loss April-June 1999                                                                  3,414     3,414
                                            -------------------------------------------------------------
Total Stockholders' Equity                     5,479,426         54,794     581,364      12,844   649,002
As of June, 1999
------------------------------------------

Conversion of Debt                             1,450,991         14,510     125,490               140,000

Stock Issued for Services Rendered             1,577,455         15,775     110,422               126,197

Syndication Costs                                                           -52,888               -52,888

Net Loss July-September  1999                                                          -235,281  -235,281
                                            -------------------------------------------------------------

Total Stockholders' Equity
As of September 30, 1999                       8,507,872         85,079     764,388    -222,437   627,030
------------------------------------------

Conversion of Debt                             1,290,476         12,905      37,096                50,001

Stock Issued for Services Rendered               791,666          7,916      15,834                23,750

Net Loss October-December 1999                                                         -154,895  -154,895
                                            -------------------------------------------------------------

Total Stockholders' Equity
As of December 31, 1999                       10,590,014        105,900     817,318    -377,332   545,886
------------------------------------------

Sale of Common Stock (March 2000)              1,450,000         14,500     275,500               290,000

Stock Issued for Services Rendered               100,000          1,000      19,000                20,000

Net Loss January-March 2000                                                             -76,031   -76,031
                                            -------------------------------------------------------------

Total Stockholders' Equity
As of March 31, 2000                          12,140,014  $     121,400  $1,111,818   -$453,363  $779,855
------------------------------------------

Net Loss April-June 2000                                                               -$52,909  -$52,909
                                            -------------------------------------------------------------

Total Stockholders' Equity
As of June 30, 2000                           12,140,014        121,400   1,111,818    -506,272   726,946
------------------------------------------

Sale of Common Stock (July 2000)                 249,999          2,500      10,000                12,500

Sale of Common Stock (July 2000)               3,539,974         35,400     141,598               176,998

Net Loss July-September 2000                                                             -6,666    -6,666

Total Stockholders' Equity
As of September 30, 2000                      15,929,987        159,300   1,263,416    -512,938   909,778
------------------------------------------  =============================================================

                             FLEETCLEAN SYSTEMS INC.
                            STATEMENTS OF CASH FLOWS
                        FOR THE NINE MONTHS ENDED SEPT 30


                                                            2000        1999
                                                         ----------  ----------
                                                         Unaudited   Unaudited
OPERATING ACTIVITIES:
     Net Loss                                             -$135,606   -$238,870
  Adjustments to Reconcile Net Loss to Net
  Cash Used by Operating Activities:
    Stock Issued for Conversion of Debt                     176,999
    Stock Issued for Services Rendered                       20,000     126,196
    Depreciation and Amortization                           125,680     111,629
    (Increase)/Decrease in Accounts Receivable              -35,047     -34,435
    (Increase)/Decrease in Employee Advances                 -2,412
    (Increase)/Decrease in Inventories                      -23,085     -79,815
    (Increase)/Decrease in Prepaid Expenses                 -19,039     -32,386
    (Increase)/Decrease in Other Assets                      -5,675
    Increase/(Decrease) in Accounts Payable                 -41,977     177,077
    Increase/(Decrease) in Payroll Taxes Payable             -2,777       3,211
    Increase/(Decrease) in Insurance Payable                 17,848      35,883
    Increase/(Decrease) in Sales Tax Payable                 -1,527       5,109
    Increase/(Decrease) in Accrued Expenses                 -37,280     -10,568
                                                         ----------  ----------

     Net Cash Used for Operating Activities                  36,102      63,031

INVESTING ACTIVITIES:
  Purchase of Property, Plant, and Equipment               -171,513    -345,547
  Acquisition of Tri State Chemex                                      -100,000
                                                         ----------  ----------

     Net Cash Used for Investing Activities                -171,513    -445,547

FINANCING ACTIVITIES:
    Increase/(Decrease) in Notes Payable                      2,853     229,805
    Increase/(Decrease) in Advance from Officer            -167,859
    Issuance of Common Stock - net                          302,500     100,000
                                                         ----------  ----------

      Net Cash Provided by Financing activities             137,494     329,805

  Net Increase/(Decrease) in Cash                             2,083     -52,711

Cash at beginning of period                                   1,404      54,383
                                                         ----------  ----------

Cash at end of period                                    $    3,487  $    1,672
                                                         ==========  ==========



Supplemental Disclosures of  Cash Flow Information
     cash paid during the periods ended, Sept 2000             2000        1999
                                                         ----------  ----------

          Interest Expense                               $   78,344  $   46,889
          Income Tax                                              0           0
     Acquisition of Tri-State Chemex:
          Assets Acquired                                            $   46,638
    Purchase of Property Tank Wash Hahnville, Louisiana              $  450,000
    Purchase of Property in Hahnville, Louisiana         $  100,000

                            FLEETCLEAN SYSTEMS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

NOTE  1  -  BASIS  OF  PRESENTATION:

     The accompanying unaudited financial statements have been prepared by Fleetclean Systems Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Results of operations for the nine-month period ended September 30, 2000 are not necessarily indicative of future financial results. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended December 31, 1999, included with the Company's Form 10-KSB, as filed with the Securities and Exchange Commission.

NOTE  2  -  EMPLOYEE  STOCK  OPTION  PLAN:

     At the annual meeting of shareholders in May 2000 the shareholders adopted the "2000 Stock Option Plan" which had previously been adopted by the Board of Directors in March 2000. The plan has 5,000,000 shares of Company common stock reserved for issuance. As of September 30, 2000, no options have been granted pursuant to the plan.

NOTE  3  -  COMMITMENTS  AND  CONTINGENT  LIABILITIES:

     On February 10, 2000, the Company entered into a one-year consulting agreement with OTC Financial Network ("OTC"). OTC is to provide consultation with, but not limited to, the development, implementation, and maintenance of an ongoing program to increase the investment community's awareness of the Company's activities and to stimulate the investment community's interest in the Company. As compensation for this agreement, the Company has issued to OTC 100,000 shares of restricted common stock and warrants to purchase an aggregate of 1,400,000 shares of Company common stock at an exercise price of $0.10 per share (see Note 4). This agreement is terminable by either party on thirty days notice beginning May 11, 2000.

     On May 15, 2000 the Company entered into a one year consulting agreement with Scott Sellers. Sellers is to provide additional consultation for development, implementation, and maintenance of an ongoing program to increase the investment community's interest in the Company. As compensation for this agreement, the Company has issued Seller's warrants to purchase an aggregate of 250,000 shares of Company common stock at an exercise price of $0.10 per share (see Note 4). This agreement expires May 15, 2001.

NOTE  4  -  ISSUANCE  OF  WARRANTS:

     In connection with the aforementioned contract with OTC Financial the following warrants have been issued as part of compensation:

     a warrant to purchase 700,000 shares of Company common stock expiring February 10, 2001. These warrants are subject to the future marketability of the common stock. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.01 per share at a purchase price of $.10 per share. Such transactions may occur in whole or in part, but must never amount to less than 100 shares. These warrants, however, are not exercisable until and unless the shares of the Company's Common Stock trade at a minimum of $.50 per share as quoted by the OTC Electronic Bulletin Board or any other nationally recognized exchange for a minimum of twenty consecutive trading days.

     a warrant to purchase 700,000 shares of Company common stock expiring February 10, 2001. These warrants are subject to the future marketability of the common stock. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.01 per share at a purchase price of $.10 per share. Such transactions may occur in whole or in part, but must never amount to less than 100 shares. These warrants, however, are not exercisable until and unless the shares of the Company's Common Stock trade at a minimum of $1.00 per share as quoted by the OTC Electronic Bulletin Board or any other nationally recognized exchange for a minimum of twenty consecutive trading days.

     In connection with the aforementioned contract with Scott Sellers, the following warrants have been issued as compensation.

     a warrant to purchase 125,000 shares of Company common stock expiring May 15, 2001. These warrants are subject to the future marketability of the common stock. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.01 per share at a purchase price of $.10 per share. Such transactions may occur in whole or in part, but must never amount to less than 100 shares. These warrants, however, are not exercisable until and unless the shares of the Company's Common Stock trade at a minimum of $.50 per share as quoted by the OTC Electronic Bulletin Board or any other nationally recognized exchange for a minimum of twenty consecutive trading days a warrant to purchase 125,000 shares of Company common stock expiring May 15, 2001. These warrants are subject to the future marketability of the common stock. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.01 per share at a purchase price of $.10 per share. Such transactions may occur in whole or in part, but must never amount to less than 100 shares. These warrants, however, are not exercisable until and unless the shares of the Company's Common Stock trade at a minimum of $.75 per share as quoted by the OTC Electronic Bulletin Board or any other nationally recognized exchange for a minimum of twenty consecutive trading days.

     On April 20, 2000 the Company entered into an advertising agreement with Multi-Media Group, Inc. ("MMG"). MMG will create a commercial relating to the Company's business to be aired in the near future. Compensation for this agreement includes warrants to purchase 125,000 shares of the Company's common stock at a purchase price of $0.10 per share. The warrants expire April 20, 2001.

     On July 18, 2000 the Company issued warrants to purchase 200,000 shares of Company common stock to Eugene Snowden. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.01 per share at a purchase price of $.05 per share. The warrants expire as follows: one-third on December 15,2001; one-third on December 15, 2002; and one-third on December 15, 2003. The Company issued the warrants as consideration for Mr. Snowden extending the due date of a $35,000 note payable.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

     This Management's Discussion and Analysis as of September 30, 2000 and for the three-month and nine month periods ended September 30, 2000 and 1999 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report.

     The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as, "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statement. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the risks discussed in our other SEC filings, including those in our annual report on Form 10-KSB for the year ended December 31, 1999. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

     In March 1999 we acquired an internal tank cleaning facility in Hahnville Louisiana, which opened for business August 21, 1999 after substantial remodeling.

     We generate revenues from: (a) the sales of chemicals for use with our hand-held truck washing equipment, (b) sales of our drive-thru truck washing system, and (c) from our internal tank cleaning operations. We recognize revenues at the point of sale.

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1999

     Revenues

     Total revenues increased to $373,806 for the quarter ended September 30, 2000 compared with $238,374 for the quarter ended September 30, 1999. The increase of 56.8% was primarily attributable to increased internal tank cleaning revenues from the Hahnville facility during the third quarter. Additionally, chemical revenues increased by 8.5% in the third quarter, from $222,883 in 1999 to $241,931 in 2000. Year to date revenues increased to $1,076,391 for the nine-month period ended September 30, 2000 compared with $780,449 for the nine-month period ended September 30, 1999. The increase of 37.9% was due to increased revenue from the Hahnville facility and increased chemical sales.

     Cost  of  goods  sold

For the quarter ended September 30, 2000, cost of goods sold increased to $96,775 from $64,734 during the quarter ended September 30,1999. The increase of 49.5% was attributable to increased direct labor and associated costs at the Hahnville facility resulting from a full three months of operations, and increased raw materials cost resulting from the increase in chemical sales. Our gross margin as a percent of revenue increased for the quarter ended September 30, 2000 to 74.1% from 72.8% for the quarter ended September 30,1999. The increase in gross margin percentage was due to continued revenue increases in the Hahnville facility while direct costs increase slightly. Year to date cost of sales increased to $290,978 for the nine-month period ended September 30, 2000 compared with $164,118 for the nine-month period ended September 30, 1999. The increase of 77.3% was due to the increase in revenue in Hahnville and chemical sales. Gross margin as a percent of revenue decreased for the nine-month period ended September 30, 2000 to 72.9% from 79% for the six month period ended June 30, 1999. The decline in gross margin percentage was due to the lower margins received from our internal tank washing revenues in the Hahnville facility.


     General  and  Administrative  Expenses

     For the three-month period ended September 30, 2000, general and administrative expenses decreased to $284,896 from $421,409 during the quarter ended September 30, 1999. For the nine-month period ended September 30, 2000, general and administrative expenses increased to $928,020 from $871,580 for the nine-month period ended September 30, 1999. The three month decrease of 67.6% was primarily due to reduction of $140,000 in professional fees, and the nine-month increase of 10.7% was primarily due to the following which offset the reduction of professional fees:

  - the costs associated with the first year of operation of the Hahnville facility which include increased depreciation expense, increased insurance expense, and increased telephone and utility expenses;
  -  added interest expense from our increased debt;
  - an increase in investor relations expense resulting from a contract for public relations services; and
  - an increase in the number of personnel employed due to adding seven additional hires from the Hahnville facility.

     Net  Loss

     For the three-month period ended September 30, 2000, our net loss was $6,666 compared to a net loss of $235,281 for the three-month period ended September 30, 1999. For the nine-month period ended September 30, 2000, our net loss was $135,606 compared to a net loss of $238,872 for the nine-month period ended September 30, 1999. The loss was primarily attributable to the increase in general and administrative expenses as described above, which was not offset by increased revenues for the period.

     Cash  Flows

     Our operating activities used net cash of $36,102 in the nine-month period ended September 30, 2000 compared to $63,031 in the nine-month period ended September 30, 1999. Net cash used by operating activities in the nine-month period ended September 30, 2000 resulted primarily from net operating losses for the period. Additionally, the Company used comparatively greater cash to pay its outstanding accounts payable during the nine-month period ended September 30, 2000, than during the previous nine-month period. These cash flow uses were partially offset by a $196,999 increase in cash resulting from issuance of common stock in a conversion of debt and exercise of warrants during the nine-month period ended September 30, 2000.

     Our investing activities used net cash of $171,513 in the nine-month period ended September 30, 2000 compared to $445,547 in the nine-month period ended September 30, 1999. The decrease in our investing activities in the first nine months of 2000 when compared with the first nine months of 1999 results from fewer capital projects or acquisitions in the first nine months of 2000 compared with the first nine months of 1999 when the acquisition of Tri-State Chemex Corp. occurred, and the development of the Hahnville tank wash facility began. The $171,513 investment in the nine-month period ended September 30, 2000 is the purchase of land for expansion of the Hahnville facility plus improvements.

     Our financing activities provided cash of $137,494 in the nine-month period ended September 30, 2000 compared to $329,805 in the nine-month period ended September 30, 1999. The decrease of $192,311 in the nine-month period ended September 30, 2000 resulted primarily from the issuance of stock for cash in the amount of $302,500 less a $167,859 decrease in advances from certain officers of the company, compared to the nine-month period ended September 30, 1999 which provided $329,805 by issuance of common stock and an increase in notes payable.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As  of  September  30,  2000,  we  had  cash of $3,487 and negative working capital of $31,753. We do expect to receive cash flow from operations during the current fiscal year as the Hahnville facility begins to generate positive cash flows, which has occurred every month since June 2000. Revenues are expected to continue to increase as a new contract becomes effective during the last quarter of 2000. We have only operated the Hahnville facility since August 1999, and there is no assurance that our estimates will prove to be correct, and that we will continue to generate positive cash flow from the facility. We estimate our monthly operating expenditure for the remainder of fiscal 2000 will be approximately $125,000, although unexpected expenses may increase our monthly outlays. In addition, we intend to make additional acquisitions during the year, which will cause increased expenditures.

     As of September 30, 2000, we had notes payable aggregating $928,722 to financial institutions and entities due through September 2008 at interest rates ranging from 9.0% to 14.7%. Of these notes payable, $254,328 is due during the twelve-month period ending September 30, 2001. In addition, we have lease commitments of approximately $3,150 for fiscal 2000 and we are currently leasing several other properties on a month-to-month basis with aggregate lease payments of $1,500 per month. During the nine-month period ended September 30, 2000
$176,999 was advanced by certain officers of the company, and subsequently converted to equity during the three-month period ended September 30, 2000.

     We do not have any significant credit facilities available with financial institutions or other third parties and until we can generate significant cash flow from operations, we will be dependent upon external sources of financing. In addition, although we have received advances from our officers in the past, we do not expect that we will be able to rely on such advances in the future.

     We received preliminary approval for a $1,050,000 twenty-three year Rural Development Loan in November 1999 through Economic Development Capital. This loan will not close for undetermined reasons, and we have been notified that our $11,000 commitment fee is being returned.

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

                                     PART II
                                OTHER INFORMATION

     Pursuant to the Instructions to Part II of the Form 10-QSB, Items 1, 3, 4, and 5 are omitted.

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     The following information sets forth certain information for all securities we issued during the quarter ended September 30, 2000, without registration under the Act, excluding any information "previously reported" as defined in Rule 12b-2 of the Securities Exchange Act of 1934. There were no underwriters in any of these transactions, nor were any sales commissions paid thereon.

     During the quarter ended September 30, 2000, we issued Kenneth A. Phillips 249,999 shares of common stock on the exercise of a warrant at an exercise of $.05 per share, and 3,539,974 shares of common stock upon the conversion of debt in the amount of $177,000. We believe these transactions were exempt from registration pursuant to Section 4(2) of the Act, as the issuance was to an accredited investor.

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


                                              Fleetclean  Systems,  Inc.



Date:  November 14, 2000                      By:  /s/  Kenneth A. Phillips
                                                 ------------------------------
                                                 Kenneth A. Phillips, President

                                  EXHIBIT INDEX


EXHIBIT  NO.              IDENTIFICATION  OF  EXHIBIT

Exhibit  27               Financial  Data  Schedule