Form 10KSB
period 2000-12-31
FLEETCLEAN SYSTEMS INC
filed 2001-04-17
CIK 1020646

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB
_______________________________________________________________________________

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                     For the fiscal year ended December 31, 2000

[   ]     TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934


                            FLEETCLEAN SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

Commission  file  number:  000-27467

             Texas                                       76-0196431
             -----                                    ---------------
 (State or Other Jurisdiction                         (I.R.S. Employer
of Incorporation or Organization)                    Identification  No.)

    P.O.  Box 727, Hwy 834 East .7 miles, Hardin, Texas                 77561
    ---------------------------------------------------               ---------
     (Address  of  Principal  Executive  Office)                     (Zip  Code)

                                  936-298-9835
                                  ------------
              (Registrant's Telephone Number, Including Area Code)

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

Yes  [ X ]  No  [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or  any  amendment  to  this  Form  10-KSB.  [   ]

Issuer's  revenues  for  the  12  months ended December 31, 2000 were $1,451,265

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and ask price on the OTC Electronic Bulletin Board on April 2, 2001 was $446,108. As of March 30, 2001 registrant had 18,046,746 shares of Common Stock outstanding.

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

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform our prior statements to actual results.

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

Products  and  Services

     Hand  held  high-pressure  truck  washing  system
     -------------------------------------------------

     We manufacture stainless steel pressure washing equipment for hand washing of trucks. The chemicals are formulated for two-step washing, which allows the user to simply spray the chemical on the unit and rinse it off for complete cleaning without brushing. The chemical run off is neutral and is accepted in municipal waste water systems nationwide with no special permitting required. We know of no federal regulations that restrict our customers from discharging wastewater into municipal sewer systems. Each municipality has specific requirements for accepting industrial wastewater. We offer several different types of chemicals, depending on the surface of the truck and upon the level of cleaning required.

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

     As of December 31, 2000, we serviced 108 customers on a regular basis, which is a decrease of 68 from the 1999 level. During 2000, we added three new regular chemical customers. The decrease in the number of chemical customers served is due to our discontinuing service to customers who did not meet our volume requirements. Overall, chemical sales declined $2,698 in 2000 from 1999, while equipment sales increased by $9,125.

     Historically, we estimate that our chemical business has had an annual growth rate of 5%, based on gallons delivered during the years 1996 through 2000. Of the 108 customers currently served, 39 have been regular customers for more than five years. We are not dependent on a few major customers for our revenues.

     Drive  thru  truck  washing  system
     -----------------------------------

     We have also designed a drive thru truck wash system that washes a tractor/trailer combination in approximately 90 seconds. Unlike the hand washing systems, drive thru washing systems are not provided on loan, but are sold at prices of $55,000 - $75,000. The system cleans without brushing by means of two chemical spray arches and a rinse arch, each with separate pump systems, a chemical mixing system, and a master control panel with appropriate controls and sensors. The system initially dispenses a pre-soak solution, followed with a detergent solution, which reacts with the pre-soak solution to finish cleaning. Finally, the truck is rinsed, including an undercarriage rinse, with a rinse pump dispensing water at a rate of approximately 230 gallons per minute. The system can handle trucks up to 8 feet 6 inches wide and 13 feet 6 inches high. To date, we have sold six drive thru wash systems. There were no drive thru sales in 2000.

     A drive thru truck wash is a mechanical and electronic system that is sold to a customer, typically not a tank truck carrier, but a dry freight box carrier to clean the exteriors of trucks and trailers. These systems are sold to trucking companies that have a sufficient number of units to require high volume production washing. The systems, when sold, are installed at the customer's maintenance facility, allowing them to clean their own tractor/trailer combinations on a regular basis. We sell maintenance and cleaning chemicals on an ongoing basis to the owners of the drive thru truck wash systems. During 2001, we intend to increase advertising for this segment of our business.

     Internal  tank  cleaning  operations
     ------------------------------------

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

     Internal tank cleaning is a necessary process in the functioning of chemical and food tank trucks and trailers. Most chemical or food tankers haul a variety of products, though there are some unique situations where a trailer is on a dedicated haul of one specific product. In every case where a trailer is loading a product different from the previous load, it must be thoroughly cleaned internally, and in some cases externally. This is done by taking the trailer to a plant that is equipped with a steam boiler and high pressure pumps, which are used through a spinner device to inject hot caustic or hot soap or hot diesel in some cases at high pressure to clean the tank. Rinsing and drying completes the process.

     This internal tank cleaning facility is permitted by the Louisiana Department of Environmental Quality, and currently holds an EPA permit as a wastewater generator, and an air quality permit from the state of Louisiana. We have completed our required permitting and expect no further fees or permits. We are subject overall to regulation by the DOT, EPA, and OSHA and currently believe we have complied with all regulatory requirements. As a whole, we are permitted by the DOT as a hazardous materials carrier. These permits have been in place since 1993. We meet all DOT requirements and state requirements for operation of trucks hauling hazardous materials. Different states have different permitting requirements, which are addressed state by state. The
Hahnville facility is permitted by the EPA and the state of Louisiana as a "small quantity" hazardous waste generator. Wastewater is disposed of off site to a permitted waste disposal site. Additionally, we have a boiler permit from the Louisiana State Fire Marshall.

     The Hahnville facility also offers a variety of maintenance and inspection services to its tank line customers, including oil changes, brake service, minor tank repairs, and federally mandated DOT HM183 tank inspections.

     Since opening for business the third week of August 1999 the Hahnville facility has seen steady growth in revenue, as shown below. The facility became profitable in June 2000 as a result of new contracts with new customers which increased the number of trailers cleaned each month, and also increased the service revenue. The increase in tank wash revenue is responsible for our overall sales increase.

     September 1999 Tank Wash Revenue          $ 9,727
     October 1999 Tank Wash Revenue             20,304
     November 1999 Tank Wash Revenue            25,680
     December 1999 Tank Wash Revenue            26,796
     January  2000 Tank Wash Revenue            30,757
     February 2000 Tank wash Revenue            25,500
     March 2000 Tank Wash Revenue               33,527
     April 2000 Tank Wash Revenue               33,175
     May 2000 Tank Wash Revenue                 31,420
     June 2000 Tank Wash Revenue                44,081
     July 2000 Tank Wash  Revenue               44,046
     August 2000 Tank Wash Revenue              45,597
     September 2000 Tank Wash Revenue           42,231
     October 2000 Tank Wash Revenue             44,009
     November 2000 Tank Wash Revenue            53,178
     December 2000 Tank Wash Revenue            51,072

     We believe we have complied with all applicable environmental regulations with respect to our operations. However, due to the nature of our business, we may become subject to future laws regulating the chemicals used in our operations.

     As a long-term objective, we intend to open additional tank cleaning facilities. We do not employ any processes or operations, which are limited by availability of materials or suppliers, as all components of our products are commercially available and can be purchased from a number of sources. The uniqueness of the products marketed is in the formulation of the chemicals to proprietary formulas, which are strictly controlled. All employees sign a confidentiality and non-compete agreement, except the tank wash personnel who have no access to secret information.

Intellectual  Property

     We do not have a formal research and development division. Our expenditures on research and development have been limited to contracting with a research chemist for assistance with certain new chemical formulas, at a total cost of $3,000 in the last two years.

     We regard intellectual property rights as essential to our success, and we rely extensively on trademark rights and confidentiality agreements, between and amongst our partners, employees, and others, to protect our proprietary interests. We are the proprietor of a service mark on the Fleetclean Systems, Inc. mark. We do not currently hold any patents on our chemical formulas or on the components comprising our drive thru washing system.

Marketing

     We have not entered into extensive advertising programs, but have grown through direct sales efforts, and referrals from satisfied customers. We currently service 108 chemical customers in 24 states, plus 29 regular customers at the tank wash facility. Although we believe we compete in a fragmented market with few large competitors, there is no assurance that we will not in the future compete against larger companies with greater financial resources.

Employees

     We currently have 17 full-time employees. No employees are covered by a collective bargaining agreement. We consider relations with our employees to be satisfactory.

Competition

     Competition in the chemical distribution business is very fragmented, with the bulk of the competition as locally owned family businesses. There are currently 373 commercial tank cleaning facilities in the country as listed in the March 2001 issue of "Modern Bulk Transporter" magazine. Of these, 63 are limited to food grade only, and another 171 are operated by trucking firms primarily to service their own trucks, leaving only 139 facilities as independent full service commercial tank washes. Of the 139 independent facilities, 20 are owned and operated by Philip Services Corporation, which is the country's largest chain of independent tank cleaning facilities.

     Tank trailers are divided into three basic categories, dry bulk (flour, plastic pellets, sand, etc.); liquid food trailers; and chemical trailers. For obvious reasons of possible contamination, a food trailer would not normally be used to haul chemicals, which in many cases would be hazardous. In some applications, certain types of food product trailers can be cleaned in a general-purpose tank wash facility. However some food product trailers must be cleaned in special "food grade" wash bays, which requires all stainless steel equipment and fixtures. The Hahnville facility is a general-purpose chemical tank wash and does not have a "food grade" bay, as we believe the local market does not require such a facility. However certain food products are cleaned in the Hahnville facility. There are tank washes that specialize in "food grade" cleaning only and would not be able to clean a variety of chemical products without voiding their "food grade" designation.

     The majority of the independent tank washes are small family owned businesses. Some of these family owned businesses are being considered as potential acquisition candidates with a view to developing a national chain. We believe many of these businesses use antiquated, inefficient methods, and we believe that an opportunity exists to become a significant service provider nationwide by acquiring carefully selected facilities, while at the same time building new modern facilities in key markets. In February 2000, we entered into two letters of intent for the acquisition of two existing tank wash facilities. Neither of these facilities are currently being considered as acquisition possibilities, and we have no specific acquisition plans at this time.

RISK  FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     You should carefully consider the risks described below before making any investment decision related to our securities. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be harmed.

WE  DEPEND  ON  KEY  PERSONNEL.

     Our success is substantially dependent on the continued service and performance of our senior management and key personnel, specifically Kenneth A. Phillips. We had an employment agreement with Mr. Phillips that expired in July 2000, and has not been renewed. Mr. Phillips continues as president of the company without a contract. The loss of the services of Mr. Phillips could have a negative effect on our business. In addition, we do not maintain a life insurance policy for Mr. Phillips.

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

INTEGRATION  OF  ACQUISITIONS

     Since 1994, we have completed several acquisitions, as described above. The anticipated benefits from these, and future acquisitions, may not be achieved unless the operations of the acquired business are successfully combined with ours in a timely manner. The integration of acquisitions requires substantial attention from management. The diversion of the attention of management, and any difficulties encountered in the transition process, could have an adverse impact on our business. In addition, the process of integrating various businesses could cause the interruption of, or a loss of momentum in, the activities of some or all of these businesses, which could have an adverse effect on our business.

WE  DEPEND  ON  OUR  INTELLECTUAL  PROPERTY.

     Our success depends, in part, upon our intellectual property rights, including our rights related to the development of our chemical formulas and the design of our drive-thru truck washing systems. We do not have patents on either of these products. We rely upon a combination of trade secret, nondisclosure, and other contractual arrangements to protect our proprietary rights. We enter into confidentiality agreements with our employees, and generally require that our consultants enter into such agreements. There can be no assurance that the steps taken in this regard will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. In addition, although we believe that our services and products do not infringe on the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against us in the future, or that if asserted any such claim will be successfully defended. A successful claim against us could materially and adversely affect our business.

CONCENTRATION  OF  CONTROL

     Our board of directors beneficially own approximately 42% of our outstanding common stock. As a result, these stockholders have the ability to substantially influence and may effectively control, the outcome of corporate actions requiring stockholder approval, including the election of directors. This concentration of ownership may have the effect of delaying or preventing a change in control of Fleetclean Systems.

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

ITEM  2.  DESCRIPTION  OF  PROPERTY

     Hardin, Texas. We are purchasing 3.3 acres in Hardin, Texas, which serves as corporate headquarters and our primary manufacturing facility, with a total of 5,500 square feet of office, manufacturing, and warehouse space. The current mortgage balance is approximately $61,057. We entered into a note payable in September 1998, which provides for monthly payments of $941 for 120 months.

     Hahnville, Louisiana. We have entered into a lease purchase contract with Trimac Transportation for the purchase of 1.52 acres, in Hahnville, Louisiana. The site has 52,844 square feet of 6 inch reinforced concrete paving and is surrounded by a chain link fence. The steel frame industrial building is 7,399 square feet and has two maintenance bays and one oversized cleaning bay capable of handling two trailers at a time, plus a boiler/equipment room. Finished office area is 508 square feet plus a 612 square feet finished mezzanine with an eating area and shower facility. The purchase price on the property is $450,000 payable in monthly payments of $5,000. One half of the payment is a lease payment, and one half is applied to the principal balance, with a balloon payment after 60 months of $250,000. Payments began June 1, 1999. In April 2000, we purchased an additional acre across the street from the tank wash at a cost of $100,000. The purchase was financed by the seller on a five-year note with monthly payments of $1,548. The down payment was $25,000 and the balance owed on December 31, 2000 was approximately $66,725. We installed utilities on the property and paved it for additional parking. In November 2000, we implemented a three-year agreement with a customer that allows them to place an office trailer on the property in return for which we clean and service their trucks and trailers.

     We rent, on a month-to-month basis, small warehouses in Statesville, North Carolina; Providence, Rhode Island; and Warsaw, Indiana at a total monthly rental of $1,500.

     We believe our present facilities are adequate for our current operations, and that our properties are adequately covered by insurance.

ITEM  3.  LEGAL  PROCEEDINGS

     We are the plaintiff in a suit in which, Leroy Sievers, a former employee is being sued for violating a covenant not to compete. The suit was filed August 1996 in the 75th district court in Liberty County, Texas. In 1997, the suit was expanded to a co-conspirator who was assisting the defendant. In April 1997, a temporary injunction was ordered to prevent the defendants from competing further. The injunction was lifted in February 2001. We are seeking damages, reimbursement of expenses, and enforcement of the non-compete agreement. In August 1999, the co-conspirator settled with us for $17,500 cash and a four-year non-compete agreement, plus cooperation with us in pursuing our claim against the original defendant. In 1996, the defendant counter sued us for wrongful termination and for unspecified damages. The suit is set for trial in May 2001.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

                                    PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  SHAREHOLDER  MATTERS

     Our  common  stock  trades  under  the  symbol "FLSY" on the OTC Electronic
Bulletin Board. The market for our common stock on the OTC Electronic Bulletin Board is limited, sporadic, and highly volatile. The following table sets forth the high and low sales closing per share of the common stock for the past two fiscal years, as reported by the OTC Electronic Bulletin Board. These prices reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.


                             HIGH   LOW
   FISCAL 1999
   -----------

First Quarter                .6875   .25
Second Quarter               .625    .11
Third Quarter                .27     .085
Fourth Quarter               .17     .035

   FISCAL 2000
   -----------

First Quarter                 .453   .07
Second Quarter                .48    .141
Third Quarter                 .141   .08
Fourth Quarter                .08    .041

     On April 2, 2001, the closing price of our common stock as reported by the OTC Electronic Bulletin Board was $.045. We believe that as of March 30, 2001, there were approximately 353 record owners of our common stock. It is our present policy not to pay cash dividends and to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon the amount of funds legally available, our earnings, financial condition, capital requirements, and other factors that the board of directors may deem relevant. We have not paid any dividends during the last two fiscal years and do not anticipate paying any cash dividends in the foreseeable future.

     RECENT  SALES  OF  UNREGISTERED  SECURITIES

     In April 2000, we issued Kenneth A. Phillips 1,450,000 shares of common stock for an aggregate purchase price of $290,000. In July 2000 Kenneth A. Phillips exercised warrants for the purchase of 249,999 shares of common stock for an aggregate purchase price of $12,500. In July 2000 Kenneth A. Phillips converted a $175,000 note, plus accrued interest for 3,539,974 shares of common stock. In December 2000, we issued Kenneth A. Phillips 487,804 shares of common stock for an aggregate purchase price of $10,000, and we issued 850,000 shares of common stock to our officers and directors as a bonus. We believe the above transactions were exempt from registration pursuant to Section 4(2) of the Securities Act, as the recipients were all accredited investors, and since the transactions were non-recurring and privately negotiated.

     There were no underwritten offerings employed in connection with the sales and issuances of the unregistered securities in any of the transactions set forth above.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

     You must read the following discussion of the results of the operations and financial condition of Fleetclean Systems in conjunction with our consolidated financial statements, including the notes included in this Form 10-KSB filing. Our historical results are not necessarily an indication of trends in operating results for any future period.

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

YEAR  ENDED  DECEMBER  31,  2000  COMPARED  TO  THE YEAR ENDED DECEMBER 31, 1999

     Revenues

     Total revenues increased to $1,451,265 for the year ended December 31, 2000 compared with $1,103,663 for the year ended December 31, 1999. The increase of 32% was attributable to increased internal tank cleaning revenues from the Hahnville facility during the year ended December 31, 2000.

     Cost  of  goods  sold

For the year ended December 31, 2000, cost of goods sold increased to $413,363 from $293,344 during the year ended December 31, 1999. The increase of 41% was primarily attributable to increased direct labor and associated costs at the Hahnville facility. Our gross margins for the year ended December 31, 2000 declined to 72% from 76% for the year ended December 31, 1999. The decline in gross margins was due to the lower margins received from our internal tank washing revenues in the Hahnville facility.

     General  and  Administrative  Expenses

     For the year ended December 31, 2000, general and administrative expenses increased to $1,260,782 from $1,221,949 during the year ended December 31, 1999. The increase of 3% was primarily due to:

     -    an  increase  in  advertising  costs;
     -    increases  in  salary  expense;
     -    added  interest  expense  from  our  increased  debt;  and
     -    increased  depreciation  cost.

     Other  Income

     For the year ended December 31, 2000, other income was $8,044 compared to other income of $17,863 for the year ended December 31, 1999. Other income was primarily attributable to the sale of a used truck in November 2000.

     Net  Loss

     For the year ended December 31, 2000, our net loss was $214,836 compared to net loss of $393,767 for the year ended December 31, 1999. The reduction in the amount of the loss was primarily attributable to the increase in tank wash revenue as described above, along with very small increases in expenses.

     Cash  Flows

     Our operating activities provided net cash of $ 156,400 in fiscal 2000 and $2,138 in fiscal 1999. Net cash provided by operating activities in fiscal 2000 increased due to a decrease in the net operating losses for the year and from an increase in our depreciation of $17,883.

     Our investing activities used net cash of $339,627 in fiscal 2000 and $757,720 in 1999. The decrease in our investing activities was due to completion of the Hahnville facility in 1999, with minor additions completed in 2000. In fiscal 2000, $180,000 was invested in land and improvements to expand truck-parking capacity in Hahnville. Additionally, we purchased three new service delivery trucks in 2000.

     Our financing activities provided cash of $181,928 in fiscal 2000 and $702,603 in fiscal 1999. The decrease in fiscal 2000 is due to the purchase and financing of the Hahnville facility, which was completed in 1999, which caused the increase in notes payable of $526,931 recorded in 1999. In 2000, there was a small increase in notes payable which was offset by the elimination of the $167,859 advance from an officer of the company, which amount was converted to equity by the issuance of 3,535,974 shares of common stock. Additional sales of common stock were made totaling $335,090.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of December 31, 2000, we had cash of $105 and negative working capital of $47,590. We began to receive cash flow from operations during 2000 as the Hahnville facility began to generate positive cash flows, beginning in June. We have only operated the Hahnville facility since August 1999, and as such there is no assurance that we will continue to generate positive cash flow from the facility. We estimate our monthly operating expenditure for fiscal 2001 will be approximately $130,000, although unexpected expenses may increase our monthly outlays. In addition, we intend to make additional acquisitions during the year, which will cause increased expenditures.

     As of December 31, 2000, we had notes payable aggregating $940,566 to financial institutions and entities due through September 2008 at interest rates ranging from 8.25% to 14.7%. Of these notes payable, $152,095 is due during the year ended December 31, 2001. In addition, we have lease commitments of approximately $3,150 for fiscal 2001 and we are currently leasing several other properties on a month-to-month basis with aggregate lease payments of $1,450 per month.

     We do not have any significant credit facilities available with financial institutions or other third parties and until we can generate significant cash flow from operations, we will be dependent upon external sources of financing. At the present time, we have no commitments for any external financing, and if we are able to generate external funding, it will likely be on a best-efforts basis and may involve substantial dilution to our present shareholders. In addition, although we have received advances from our officers in the past, we do not expect that we will be able to rely on such advances in the future.

     If we are unable to generate external funding, we will be required to curtail our expansion, seek other external financing, or otherwise bring cash flows into balance. We believe our current financial situation is due to our rapid growth, which we believe is important to our ongoing success, but which we are unable to adequately finance internally. We believe we can sustain our current operations if we discontinue all growth expenditures, and use all cash flows from operations to fund our current operations.

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

     These items have been omitted in accordance with the general instructions to Form 10-KSB. Prior to April 30, 2001, we will file a definitive proxy statement or information statement that will involve the election of directors. The information required by these items will be included in such proxy statement or information statement and are incorporated by reference in this annual report.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  The  following  exhibits are to be filed as part of the annual report:

     EXHIBIT  NO.          IDENTIFICATION  OF  EXHIBIT


     Exhibit 3.1 Articles of Incorporation of Fleetclean Systems, Inc. (filed previously as Exhibit 2.1 to the company's Form 10-SB, file no. 000-27467)
     Exhibit 3.2 Amended and Restated Bylaws of Fleetclean Systems, Inc.(filed previously as Exhibit 2.2 to the company's Form 10-SB, file no. 000-27467)
     Exhibit 4.1 Common Stock Certificate of Fleetclean Systems, Inc. (filed previously as Exhibit 2.1 to the company's Form 10-SB, file no. 000-27467)
     Exhibit  10.1 Lease/Purchase  Agreement (filed previously as Exhibit 6.4 to the  company's  Form  10-SB/A,  amendment  #2,  file  no.
                   000-27467)
     Exhibit  23.1 Consent  of  McManus  &  Co.,  P.C.

     (b)  There  have  been  no  reports  filed  on  Form  8-K.

                                   SIGNATURES
                                   ----------


     In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Fleetclean  Systems,  Inc.



                              By:   /s/  Kenneth  A.  Phillips
                                    --------------------------------
                                    Kenneth  A.  Philips,  President


                          ___________________________

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                          Title                       Date
---------                          -----                       ----



 /s/  Kenneth A. Phillips          Chairman of the Board        April 13, 2001
 ------------------------          and  President
Kenneth  A.  Philips


 /s/  Jay  G.  Phillips            Director and Vice-President  April 13, 2001
 ----------------------            Customer  Service
Jay  G.  Phillips


 /s/  Richard R. Royall            Director                     April 13, 2001
 ----------------------
Richard  R.  Royall

                           FLEETCLEAN  SYSTEMS,  INC.
                              FINANCIAL  STATEMENTS
                               DECEMBER  31,  2000



                               TABLE  OF  CONTENTS
                               -------------------

                                                                            Page
                                                                            ----

Independent  Accountant's  Report. . . . . . . . . . . . . . . . . . . . .   1

Balance  Sheets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2-3

Statements  of  Operations  and  Retained  Earnings. . . . . . . . . . . .   4

Statements  of  Changes  in  Shareholders'  Equity . . . . . . . . . . . .   5

Statements  of  Cash  Flows. . . . . . . . . . . . . . . . . . . . . . . .   6

Notes  to  the  Financial  Statements. . . . . . . . . . . . . . . . . . .  7-18

McManus & Co., P.C., Certified Public Accountants
309 East Main Street, Rockaway, NJ 07866
350 5th Avenue, Suite 440, New York, NY 10118
Tel: 973-664-1065 - Fax: 973-664-1045
E-mail: McManusCPA@aol.com



                         INDEPENDENT ACCOUNTANT'S REPORT
                         -------------------------------



To the Board of Directors and Stockholders of Fleetclean Systems, Inc.:

We have audited the accompanying balance sheets of Fleetclean Systems, Inc. as of December 31, 2000 and 1999 and the related statements of operations and retained earnings, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fleetclean Systems, Inc. at December 31, 2000 and 1999 and the results of its operations, stockholders' equity, and its cash flow for the years then ended, in conformity with generally accepted accounting principles.



/s/  McManus  &  Co.,  P.C.
McManus  &  Co.,  P.C.
Rockaway,  New  Jersey


April  5,  2001

                           FLEETCLEAN  SYSTEMS,  INC.
                                 BALANCE  SHEETS

                                     ASSETS
                                     ------

                                                        December  31,
                                                       2000        1999
                                                    ----------  ----------
CURRENT  ASSETS:
    Cash                                            $      105  $    1,404
    Accounts  Receivable (Note 2)                      199,594     159,654
    Employee  Advances                                   6,010       4,789
    Inventory (Note 1)                                 164,093     151,722
    Prepaid  Expenses                                   11,000      14,054
    Deferred  Tax  Asset (Note 12)                      24,583      22,421
                                                    ----------  ----------

      Total  Current  Assets                           405,385     354,044
                                                    ----------  ----------

PROPERTY,  PLANT,  AND  EQUIPMENT: (NOTES 1 & 3)     1,561,785   1,391,988

OTHER  ASSETS:
    Other  Assets                                        7,920       2,345
    Intangible  Asset  (Note 10)                       177,744     191,270
                                                    ----------  ----------

      Total  Other  Assets                             185,664     193,615
                                                    ----------  ----------

    TOTAL  ASSETS                                   $2,152,834  $1,939,647
                                                    ==========  ==========

See accompanying notes to the financial statements.

                              FLEETCLEAN  SYSTEMS,  INC.
                                   BALANCE  SHEETS

                       LIABILITIES  AND  STOCKHOLDERS'  EQUITY
                       ---------------------------------------

                                                                    December  31,
                                                                  2000         1999
                                                               ----------  -----------
CURRENT LIABILITIES:
    Accounts  Payable                                          $  241,773  $  181,995
    Advance  From  Officer (Note 6)                                     0     167,859
    Notes  Payable (Note 4)                                       152,095     251,640
    Payroll  Taxes  Payable                                         2,334       4,904
    Insurance  Payable                                             10,710       8,405
    Sales  Tax  Payable                                            14,994      15,581
    Accrued  Expenses                                              31,069      60,266
                                                               ----------  -----------

      Total  Current  Liabilities                                 452,975     690,650
                                                               ----------  -----------

LONG - TERM  LIABILITIES:
    Deferred  Tax  Liability (Note 12)                             31,045      28,882
    Notes  Payable  -  Net  of  Current  Portion (Note 4)         788,471     674,229
                                                               ----------  -----------

      Total  Long - Term  Liabilities                             819,516     703,111
                                                               ----------  -----------

    Total  Liabilities                                          1,272,491   1,393,761
                                                               ----------  -----------

COMMITMENTS  AND  CONTINGENT  LIABILITIES (NOTE 7 & 11)

STOCKHOLDERS'  EQUITY:
    Common  Stock  -  $.01  par  value
      Authorized  50,000,000  shares
      Issued  and  Outstanding  -  18,046,746  &  10,590,014
        at  2000  and  1999,  respectively                        180,467     105,900
    Paid  In  Capital                                           1,292,043     817,318
    Retained  Earnings                                           (592,168)   (377,332)
                                                               ----------  -----------

      Total  Stockholders'  Equity                                880,343     545,886
                                                               ----------  -----------

    TOTAL  LIABILITIES  AND  STOCKHOLDERS'  EQUITY             $2,152,834  $1,939,647
                                                               ==========  ===========

See accompanying notes to the financial statements.

                           FLEETCLEAN  SYSTEMS,  INC.
               STATEMENTS  OF  OPERATIONS  AND  RETAINED  EARNINGS
                      FOR  THE  YEARS  ENDED  DECEMBER  31,

                                                           2000        1999
                                                        ----------  -----------
INCOME:
    Net  Sales                                          $1,451,265  $1,103,663

    Less:  Cost  of  Goods  Sold                           413,363     293,344
                                                        ----------  -----------
      Gross  Profit                                      1,037,902     810,319

GENERAL  AND  ADMINISTRATIVE  EXPENSES:
    Salaries                                               460,216     430,712
    Payroll  Taxes                                          44,847      49,361
    Advertising                                             26,119       9,464
    Auto  Expense                                           65,080      60,087
    Bad  Debts                                                   0       3,499
    Commissions                                                  0           0
    Depreciation  and  Amortization                        183,358     165,475
    Dues  &  Subscriptions                                   2,645       2,634
    Entertainment                                              414         984
    Insurance                                               84,298      69,115
    Investor  Relations                                     33,035      21,299
    Interest  Expense                                      110,250      68,230
    Licenses  &  Fees                                        2,000       4,552
    Office  Expense                                         33,638      23,540
    Postage / Freight                                       13,070      15,830
    Professional  Fees                                      61,675     186,667
    Rent                                                    24,338      17,010
    Taxes  -  other                                         11,913      11,005
    Telephone  &  Utilities                                 65,055      36,851
    Trailer  Expense                                         3,458       2,579
    Training                                                   534       4,521
    Travel                                                  34,839      38,534
      Total  General  and  Administrative  Expenses      1,260,782   1,221,949
                                                        ----------  -----------

INCOME / (LOSS)  FROM  OPERATIONS                         (222,880)   (411,630)

OTHER  INCOME / (EXPENSE)
    Miscellaneous  Income  -  net                            2,148      23,363
    Gain / (Loss)  on  Sale  of  Asset                       5,896      (5,500)
      Total  Other  Income                                   8,044      17,863

NET  INCOME / (LOSS)  BEFORE  INCOME  TAXES               (214,836)   (393,767)

    Provision  For  Income  Taxes                                0           0
                                                        ----------  -----------

NET  INCOME / (LOSS)                                      (214,836)   (393,767)
RETAINED  EARNINGS / (DEFICIT)  BEGINNING  OF  YEAR       (377,332)    (16,435)
                                                        ----------  -----------
RETAINED  EARNINGS / (DEFICIT)  END  OF  YEAR           $ (592,168  $ (377,332)
                                                        ==========  ===========

                 Net Income / (Loss) Per Common Share
                     Basic  (Note 1)                    $    (0.02) $    (0.06)
                     Diluted  (Note 1)                  $    (0.02) $    (0.06)

See accompanying notes to the financial statements.

                                         FLEETCLEAN  SYSTEMS,  INC.
                                    STATEMENT  OF  STOCKHOLDERS'  EQUITY

                                                                            Additional              Total
January  1,  1998                                       Common  Stock        Paid In    Retained Stockholders'
To  December  31,  2000                                Shares      Value     Capital    Earnings    Equity
---------------------------------------------------  ----------  ---------  ----------  ---------  ---------

Total Stockholder's Equity
As  of  December  31,  1997                          3,964,400    $39,644    $217,802    $14,225   $ 271,671
                                                     ----------  ---------  ----------  ---------  ----------
Issuance  of  Common  Stock                                   -          -           -          -          -

Exercise  of  Warrants (March  1998)                    100,000      1,000      29,000          -     30,000

Conversion  of  Notes  Payable (Sept. 1998)              62,500        625      61,875          -     62,500

Issuance  of  Common  Stock  for  Services
    Rendered (Sept.  1998)                              265,000      2,650      71,850          -     74,500

Sale  of  Common  Stock (Sept. 1998)                    142,858      1,428      48,572          -     50,000
Sale  of  Common  Stock (Dec.  1998)                    202,000      2,020     129,280          -    131,300

Syndication  Costs                                            -          -    (190,288)         -   (190,288)

Net  Income - 1998                                                                          2,210      2,210
                                                     ----------  ---------  ----------  ---------  ----------

Total  Stockholders'  Equity
As  of  December  31,  1998                           4,736,758     47,367     368,091     16,435    431,893

Sale  of  Common  Stock                                 200,000      2,000      48,000          -     50,000

Stock  Issued  for  Acquisition  of  Tri - State        300,000      3,000     147,000          -    150,000

Sale  of  Common  Stock                                 200,000      2,000      48,000          -     50,000

Conversion  of  Debt                                  2,784,135     27,841     172,159          -    200,000

Stock  Issued  For  Services  Rendered                2,369,121     23,692     126,255          -    149,947

Syndication  Costs                                            -          -     (92,187)         -    (92,187)

Net  Loss - 1999                                                                         (393,767)  (393,767)
                                                     ----------  ---------  ----------  ---------  ----------

Total  Stockholders'  Equity
As  of  December  31,  1999                          10,590,014    105,900     817,318   (377,332)   545,886
                                                     ----------  ---------  ----------  ---------  ----------

Stock  Issued  for  Cash                              1,937,804     19,378     280,622          -    300,000

Stock  Issued  for  Services  Rendered                  675,622      6,756      25,447          -     32,203

Stock  Issued  for  Conversion  of  Warrants            283,332      2,833      11,332          -     14,165

Stock  Issued  for  Conversion  of  Debt              3,639,974     36,400     145,599          -    181,999

Stock  Issued  for  Incentive  Compensation             850,000      8,500       8,925          -     17,425

Stock  Issued  In  Lieu  of  Cash                        70,000        700       2,800          -      3,500

Net  Loss - 2000                                                                         (214,836)  (214,836)
                                                     ----------  ---------  ----------  ---------  ----------

Total  Stockholders'  Equity
As  of  December  31,  2000                          18,046,746  $ 180,467  $1,292,043  $(592,168) $ 334,456
                                                     ==========  =========  ==========  =========  ==========

See accompanying notes to the financial statements.

                                   FLEETCLEAN  SYSTEMS,  INC.
                                  STATEMENTS  OF  CASH  FLOWS
                             FOR  THE  YEARS  ENDED  DECEMBER  31,


                                                                             2000       1999
                                                                           ---------  ----------
OPERATING  ACTIVITIES:
    Net  Income / (Loss)                                                   $(214,836) $(393,767)
    Adjustments  to  Reconcile  Net  Income  to  Net
      Cash  Used  by  Operating  Activities:
      Stock  Issued  for  Services  Rendered                                  32,203    149,947
      Stock  Issued  for  Conversion  of  Debt                               181,999    200,000
      Depreciation  and  Amortization                                        183,358    165,475
      (Increase) / Decrease  in  Accounts  Receivable                        (39,940)   (27,766)
      (Increase) / Decrease  in  Employee  Advances                           (1,221)    (2,960)
      (Increase) / Decrease  in  Inventories                                 (12,371)   (26,149)
      (Increase) / Decrease  in  Prepaid  Expenses                             3,054      4,039
      (Increase) / Decrease  in  Intangible  Assets                               --   (202,328)
      (Increase) / Decrease  in  Other  Assets                                (5,575)    (1,885)
      (Increase) / Decrease  in  Deferred  Tax  Asset                         (2,162)        --
      Increase / (Decrease)  in  Accounts  Payable                            59,778     83,971
      Increase / (Decrease)  in  Payroll  Taxes  Payable                      (2,570)     3,988
      Increase / (Decrease)  in  Insurance  Payable                            2,305      8,405
      Increase / (Decrease)  in  Sales  Taxes  Payable                          (587)     9,388
      Increase / (Decrease)  in  Accrued  Expenses                           (29,198)    31,780
      Increase / (Decrease  in  Deferred  Tax  Liability                       2,163         --
        Net  Cash  Provided / (Used)  for  Operating  Activities             156,400      2,138

INVESTING  ACTIVITIES:
      (Purchase) / Disposal  of  Property,  Plant,  and  Equipment - net    (339,627)  (757,720)
        Net  Cash  Provided / (Used)  for  Investing  Activities            (339,627)  (757,720)

FINANCING  ACTIVITIES:
      Increase / (Decrease) in  Notes  Payable                                14,697    526,931
      Increase / (Decrease)  in  Advance  From  Officer                     (167,859)   167,859
      Issuance  of  Common  Stock - net                                      335,090      7,813
                                                                           ---------  ----------
        Net  Cash  Provided / (Used)  by  Financing  Activities              181,928    702,603
                                                                           ---------  ----------

    Net  Increase / (Decrease)  In  Cash                                      (1,299)   (52,979)

    Cash  Beginning  of  Year                                              $   1,404     54,383
                                                                           ---------  ----------

    Cash  End  of  Year                                                    $     105  $   1,404
                                                                           =========  ==========

    Additional  Disclosure  of  Operating  Cash  Flow
        Cash paid during the period ended December 31,
                                                                               2000      1999
                                                                           ---------  ----------
          Interest  Expense . . . . . . . . . . . . . . . . . . . . . . .  $ 110,250  $  68,230
          Income  Taxes . . . . . . . . . . . . . . . . . . . . . . . . .  $      --  $      --

        Supplemental Disclosures of Non-Cash Investing Transactions
          Issuance  of  Common  Stock  for  Acquisition . . . . . . . . .  $      --  $ 150,000

See accompanying notes to the financial statements.

                            FLEETCLEAN SYSTEMS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE  1  -  BASIS  OF  PRESENTATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES:
            ----------------------------------------------------------------

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

A)   Cash  and  Cash  Equivalents
     ----------------------------

     The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

B)   Inventory
     ---------

     Inventories are valued at the lower of cost or market. Cost is determined by using the average cost method. Inventories consist primarily of parts and chemicals.

C)   Property,  Plant,  and  Equipment
     ---------------------------------

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

                            FLEETCLEAN SYSTEMS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE  1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES: (continued)
          ---------------------------------------------------------

D)   Income  Taxes
     -------------

     The Company adopted the provisions of Statement of Financial Accounting Standards (FASB) No. 109, "Accounting for Income Taxes", which requires a change from the deferral method to assets and liability method of accounting for income taxes. Timing differences exist between book income and tax income that primarily relates to depreciation.

E)   Net  Earnings  Per  Common  Share
     ---------------------------------

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


                                          December 31, 2000  December 31, 1999
                                          -----------------  -----------------
     Weighted Average Number of Common
     Shares  Outstanding  Including:

          Basic Common Shares                    13,953,064          6,817,506
          Dilutive Common Shares                 13,953,064          7,000,838

F)   Use  of  Estimates
     ------------------

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

G)   Advertising
     -----------

     Advertising costs are expensed as incurred. Advertising expenses were $26,119 and $9,464 for the years ended December 31, 2000 and 1999, respectively.

                            FLEETCLEAN SYSTEMS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE  1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES: (continued)
          ---------------------------------------------------------

H)   Impairment  of  Long  -  Lived  and  Identifiable  Intangible Assets
     --------------------------------------------------------------------

     The Company evaluates the carrying value of long-lived assets and identifiable intangible assets for potential impairment on an ongoing basis. An impairment loss would be deemed necessary when the estimated non-discounted future cash flows are less than the net carrying amount of the asset. If an asset were deemed to be impaired, the asset's recorded value would be reduced to fair market value. In determining the amount of the charge to be recorded, the following methods would be utilized to determine fair market value:

          1)   Quoted  market  prices  in  active  markets.
          2)   Estimate  based  upon  prices  of  similar  assets
          3)   Estimate  based  upon  valuation  techniques

     As  of  December  31,  2000  and  1999,  no  impairment  existed

I)   Accounting  Pronouncements
     --------------------------

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

J)   Reclassification
     ----------------

     The Company has reclassified certain balance sheet components for the year ended December 31, 1999 to facilitate comparison to the year ended December 31, 2000.


NOTE  2  -  ACCOUNTS  RECEIVABLE:
            --------------------

     Accounts  receivable  consist  of  the  following:

                                            December 31,
                                         2000         1999
                                      -----------  ----------
     Accounts Receivable              $   202,852  $  162,912
     Allowance for Doubtful Accounts        3,258       3,258
                                      -----------  ----------
     Net Accounts Receivable          $   199,594  $  159,054
                                      ===========  ==========

                            FLEETCLEAN SYSTEMS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE  3  -  PROPERTY,  PLANT,  AND  EQUIPMENT:
            ---------------------------------

     Components of property, plant, and equipment, at December 31, 2000 and 1999 are as follows:

                                                     2000          1999
                                                 ------------  -------------
      Demonstration Equipment                    $   443,600   $    431,541
      Furniture and Fixtures                          37,208         37,208
      Machinery and Equipment                        302,742        259,135
      Leasehold Improvements                           3,012          3,012
      Land                                           270,330        170,000
      Building                                       454,849        374,170
      Tank Cleaning Equipment                        338,289        338,289
      Transportation Equipment                       386,574        347,058
                                                 ------------  -------------
           Total Property, Plant, and Equipment  $ 2,236,604   $  1,960,413
      Less: Accumulation Depreciation               (674,819)      (568,425)
                                                 ------------  -------------
           Net Property, Plant, and Equipment    $ 1,561,785   $  1,391,988
                                                 ============  =============

     All repair and maintenance costs are charged against income in the period incurred. Any repairs that increase the life of the asset are capitalized and depreciated over the adjusted life of the asset.


NOTE  4  -  LONG - TERM  DEBT:
            -----------------

     Long-term  debt  consists  of  the  following:

Note Holder           Maturity Date  Interest Rate   2000       1999   Purpose
--------------------  -------------  -------------  --------  -------  -------
Citizens Bank         02/09/00       2% over prime    - 0 -       870  1996 truck
Citizens Bank         02/09/00       2% over prime    - 0 -       870  1996 truck
E. Snowden            02/15/00          10.0 %        - 0 -    35,000  Working Capital
1st Liberty National  04/04/00          11.5 %        - 0 -   100,000  Working Capital
Associated Comm.      05/31/00          10.5 %        - 0 -     7,681  UD Box Van
Associated Comm.      06/18/00          10.5 %        - 0 -     5,819  95 UD Flat
Citizens Bank         10/04/02          10.0 %        6,276     9,236  Forklift
Case Credit           08/10/03          10.6 %       19,503    25,509  '99 Ford Truck
Case Credit           10/06/03           9.6 %       67,184    86,815  '99 KW Trucks
1st Liberty National  09/25/03      3% over prime     - 0 -    79,815  Working Capital
Trimac Bulk Trans.    02/29/04          6.79 %      375,973   409,211  Land/Building/Equipment
Citizens Bank         08/10/04          8.25 %       23,290     - 0 -  2000 Truck
Granite Financial     08/15/04          14.7 %       83,146    99,079  Equipment Lease
1st Liberty National  12/13/04          10.5 %       36,875      -0 -  2001 Truck
1st Liberty National  12/13/04          10.5 %       36,875      -0 -  2001 Truck
D. Vial               04/14/05          8.75 %       66,785     - 0 -  Land
1st Liberty National  12/27/05          10.5 %      163,673      -0 -  Working Capital
1st Liberty National  09/04/08         9.875 %       60,986    65,964  Land / Building
                                                 ----------  ---------

           Total Debt                              $940,566  $925,869
                    Less Current Portion           (152,095) (251,640)
                                                 ----------  ---------
                    Net Long - Term Debt         $  788,471  $674,229
                                                 ==========  =========

                            FLEETCLEAN SYSTEMS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE  4  -  LONG - TERM  DEBT:  (continued)
            -----------------

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

     On July 22, 1999, the Company borrowed $100,000 from First Liberty National Bank bearing an interest rate of 11.0% annually. The maturity date of this loan is April 4, 2000; having been extended from January 26, 2000. The interest rate had increased from 11.0% to 11.5% with the extension. This amount was repaid during 2000.

     On August 27, 1999, the Company entered into a capital lease agreement with Granite Financial, Inc. to lease/purchase equipment for use at its Hahnville, Louisiana site. Sixty lease payments of $2,457.45 are due monthly until August 2004 with a one-dollar buy out.

     In October 1999, the Company borrowed $35,000 from Eugene Snowden bearing an interest rate of 10.0% annually. The maturity date of payment was February 20, 2000 where it is now payable upon demand. The Company negotiated a payment extension whereby it would issue to Mr. Snowden 200,000 warrants to purchase 200,000 shares of the Company's common stock as consideration. This loan was repaid during 2000.

     All  notes  are  personally  guaranteed  by  the  President of the Company.

          Principal  repayments  for each of the next five years are as follows:

                         2001                          $     152,095
                         2002                                166,973
                         2003                                173,159
                         2004                                366,961
                         2005  &  Thereafter                  81,378
                                                       -------------
                              Total                    $     940,566
                                                       =============

                            FLEETCLEAN SYSTEMS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE  5  -  BUSINESS  COMBINATIONS:
            ----------------------

     On February 1, 1999, the Company acquired Tri-State Chemex, Inc. in a business combination accounted for as a purchase. Tri-State is primarily in the truck washing business. The Company issued 300,000 shares of its restricted common stock. The total purchase price for this acquisition was $250,000. Goodwill in the amount of approximately $203,000 resulted from this transaction.

     During 2000, the Company signed letters of intent to acquire two additional tank-washing facilities. At December 31, 2000, both letters of intent remain in effect.

NOTE  6  -  SHAREHOLDERS'  ADVANCES:
            -----------------------

     During 2000 and 1999, certain officers advanced the Company approximately $10,000 and $167,000, respectively. These monies were used as working capital and were converted into 3,539,974 shares of the Company's restricted common stock.


NOTE  7  -  COMMITMENTS  AND  CONTINGENCIES:
            -------------------------------

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

     The Company currently leases a facility located in Monticello, Indiana on a month-to-month basis. The monthly rental payment is $300 and is terminable upon thirty days notice.

     On January 19, 2000, the Company entered into a six-month lease agreement with Scott Walsh for an apartment located at 52 Carriage Lane in Destrehan, LA. Upon expiration of this six-month lease, the parties agreed to continue the rental on a month-to-month basis at the monthly rental payment of$525. On March 1, 2001, the Company gave thirty days notice of termination.

     The Company is treating the agreement with Trimac Bulk Transportation, Inc. as a capital lease and is therefore assuming all liabilities under long-term debt.

                            FLEETCLEAN SYSTEMS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE  7  -  COMMITMENTS  AND  CONTINGENCIES:  (continued)
            -------------------------------

     On May 15, 2000, the Company entered into a one-year consulting agreement with Scott Sellers. Sellers will provide additional consultation for the development, implementation and maintenance of an ongoing program to increase the investment community's interest in the Company. As compensation for this agreement, the Company has issued Seller's warrants to purchase an aggregate of 250,000 shares of the Company's common stock at an exercise price of $0.10 per share. This agreement will expire May 15, 2001.

     On February 10, 2000, the Company entered into a one-year consulting agreement with OTC Financial Network (OTC). OTC is to provide consultation with, but not limited to, the development, implementation, and maintenance of an ongoing program to increase the investment community's awareness of the Company's activities and to stimulate the investment community's interest in the Company. As compensation for this agreement, the Company has issued to OTC 100,000 shares of restricted common stock as well as warrants to purchase an aggregate of 1,400,000 shares of the Company's common stock at an exercise price of $0.10 per share. This agreement is terminable by either party on thirty days notice beginning May 11, 2000.

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

     On May 21, 1999, the Company entered into a three-year agreement with Waterford Financial, Inc. (Waterford) whereby Waterford will act as the Company's exclusive investment-banking firm. Waterford will assist the Company with all financing arrangements with regard to the raising of capital. Compensation under this agreement will be based upon the type and amount of funds raised by Waterford. This agreement is terminable by either party on ninety days notice.

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

                            FLEETCLEAN SYSTEMS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE  7  -  COMMITMENTS  AND  CONTINGENCIES:  (continued)
            -------------------------------

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

     On December 6, 1999, the Company entered into an agreement with Thomas Pritchard as independent contractor to provide general legal services for the Company. This agreement expired on June 6, 2000. As compensation for this agreement, Mr. Pritchard received 266,666 shares of the Company's common stock.

     On December 6, 1999, the Company entered into agreements with Richard Royall and Sammy Fleschler as independent contractors to provide consulting services for the Company. These agreements expired on June 6, 2000. As compensation for these agreements, Messrs. Royal and Fleschler each received 262,500 shares of the Company's common stock.


NOTE  8  -  WARRANTS:
            --------

     The Company has issued the following warrants that have since been exercised or expired:

          116,666 stock purchase warrants expiring December 15, 2000. These warrants are subject to the future marketability of the common stock. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.01 per share at a purchase price of $.05 per share. Such transactions may occur in whole or in part, but must never amount to less than 100 shares. These warrants were exercised during 2000.

          25,000 stock purchase warrants expiring September 30, 2000. These warrants are subject to the future marketability of the common stock. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.01 per share at a purchase price of $.50 per share. Such transactions may occur in whole or in part, but must never amount to less than 100 shares. These warrants have expired.

          25,000;  25,000;  25,000;  12,500;  and 12,500 stock purchase warrants that expire September 30, 2000. These warrants are subject to the future marketability of the common stock. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.01 per share at a purchase price of $2.00 per share. Such transactions may occur in whole or in part, but must never amount to less than 100 shares. These warrants have expired.

          25,000 stock purchase warrants expiring June 16, 1999. These warrants are subject to the marketability of the Company's common stock. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.01 per share at a purchase price of $1.00 per share. Such transactions may occur in whole or in part, but must never amount to less than 100 shares. These warrants have expired.

                            FLEETCLEAN SYSTEMS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE  8  -  WARRANTS:  (continued)
            --------

     The Company has issued and outstanding the following warrants which have not yet been exercised at December 31, 2000:

          66,666 stock purchase warrants to Eugene Snowden, expiring December 15, 2001. These warrants are subject to the future marketability of the common stock. The warrants are to purchase fully paid and non-assessable shares of the Company's common stock, par value $0.01 per share at a purchase price of $0.05 per share. Such transactions may occur in whole or in part, but must never amount to less than 100 shares.

          66,667 stock purchase warrants to Eugene Snowden, expiring December 15, 2002. These warrants are subject to the future marketability of the common stock. The warrants are to purchase fully paid and non-assessable shares of the Company's common stock, par value $0.01 per share at a purchase price of $0.05 per share. Such transactions may occur in whole or in part, but must never amount to less than 100 shares.

          66,667 stock purchase warrants to Eugene Snowden, expiring December 15, 2003. These warrants are subject to the future marketability of the common stock. The warrants are to purchase fully paid and non-assessable shares of the Company's common stock, par value $0.01 per share at a purchase price of $0.05 per share. Such transactions may occur in whole or in part, but must never amount to less than 100 shares.

          125,000 stock purchase warrants to Scott Sellers, expiring May 15, 2001. These warrants are subject to the future marketability of the common stock. The warrants are to purchase fully paid and non-assessable shares of the Company's common stock, par value $0.01 per share at a purchase price of $0.10 per share. Such transactions may occur in whole or in part, but must never amount to less than 100 shares. These warrants, however, are not exercisable until and unless the shares of the Company's common stock trade at a minimum of $0.50 per share as quoted by the OTC Electronic Bulletin Board or any other nationally recognized exchange for a minimum of twenty consecutive trading days.

          125,000 stock purchase warrants to Scott Sellers, expiring May 15, 2001. These warrants are subject to the future marketability of the common stock. The warrants are to purchase fully paid and non-assessable shares of the Company's common stock, par value $0.01 per share at a purchase price of $0.10 per share. Such transactions may occur in whole or in part, but must never amount to less than 100 shares. These warrants, however, are not exercisable until and unless the shares of the Company's common stock trade at a minimum of $1.00 per share as quoted by the OTC Electronic Bulletin Board or any other nationally recognized exchange for a minimum of twenty consecutive trading days.

          125,000 stock purchase warrants to Multi-Media Group, Inc., expiring April 20, 2001. These warrants are subject to the future marketability of the common stock. The warrants are to purchase fully paid and non-assessable shares of the Company's common stock, par value $0.01 per share at a purchase price of $0.10 per share. Such transactions may occur in whole or in part, but must never amount to less than 100 shares.

          700,000 stock purchase warrants to OTC Financial, expiring February 10, 2001. These warrants are subject to the future marketability of the common stock. The warrants are to purchase fully paid and non-assessable shares of the Company's common stock, par value $0.01 per share at a purchase price of $0.10 per share. Such transactions may occur in whole or in part, but must never amount to less than 100 shares. These warrants, however, are not exercisable until and unless the shares of the Company's common stock trade at a minimum of $0.50 per share as quoted by the OTC Electronic Bulletin Board or any other nationally recognized exchange for a minimum of twenty consecutive trading days.

                            FLEETCLEAN SYSTEMS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE  8  -  WARRANTS:  (continued)
            --------

          700,000 stock purchase warrants to OTC Financial, expiring February 10, 2001. These warrants are subject to the future marketability of the common stock. The warrants are to purchase fully paid and non-assessable shares of the Company's common stock, par value $0.01 per share at a purchase price of $0.10 per share. Such transactions may occur in whole or in part, but must never amount to less than 100 shares. These warrants, however, are not exercisable until and unless the shares of the Company's common stock trade at a minimum of $1.00 per share as quoted by the OTC Electronic Bulletin Board or any other nationally recognized exchange for a minimum of twenty consecutive trading days.

          116,666 stock purchase warrants expiring December 15, 2001. These warrants are subject to the future marketability of the common stock. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.01 per share at a purchase price of $.05 per share. Such transactions may occur in whole or in part, but must never amount to less than 100 shares. During 2000, 83,333 of these warrants were exercised

          116,666 stock purchase warrants expiring December 15, 2002. These warrants are subject to the future marketability of the common stock. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.01 per share at a purchase price of $.05 per share. Such transactions may occur in whole or in part, but must never amount to less than 100 shares. During 2000, 83,333 of these warrants were exercised.

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


NOTE  9  -  EMPLOYEE  STOCK  OPTION  PLAN:
            -----------------------------

     During 2000, both the directors and the shareholders ratified the "2000 Stock Option Plan". This plan has 5,000,000 shares of the Company common stock reserved for issuance. At December 31, 2000, no options have been granted pursuant to the plan.


NOTE  10  -  INTANGIBLE  ASSETS:
             ------------------

     Intangible assets consist of goodwill created during a acquisitions in 1999 and 1994. Goodwill is being amortized using the straight-line method for a period of fifteen (15) years. Accumulated amortization at December 31, 2000 and 1999 was $26,118 and $12,528, respectively.

                            FLEETCLEAN SYSTEMS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE  11  -  LITIGATION:
             ----------

     The Company is the plaintiff in a suit in which the defendant (a former employee) is being sued for violating a covenant not to compete. Management is seeking damages and reimbursement of legal fees and is confident that the Company will prevail in this case.


NOTE  12  -  INCOME  TAXES:
             -------------

     As discussed in note 1, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Implementation of SFAS 109 did not have a material cumulative effect on prior periods nor did it result in a change to the current year's provision.

A) The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

                                           December 31,
                                           2000    1999
                                          ------  ------
                                             %      %
        U.S. Federal Statutory Tax Rate      15      15
        U.S. Valuation Difference           (15)    (15)
                                          ------  ------
        Effective U.S. Tax Rate           - 0 -   - 0 -
                                          ======  ======

B)   Items  giving  rise  to  deferred  tax assets / liabilities are as follows:

                                                     December  31,
                                                   2000         1999
                                                -----------  -----------
      Deferred Tax Assets:
           Tax Loss Carry-forward               $  238,917   $  156,968
                                                -----------  -----------

      Deferred Tax Liability:
           Depreciation                             51,854       42,948
                                                -----------  -----------

      Valuation Allowance                          193,524      114,020
                                                -----------  -----------
           Net Deferred Tax Assets/(Liability)  $   (6,461)  $   (6,461)
                                                ===========  ===========

C) The Company experienced income tax losses of approximately $241,028; $408,908; and $26,796 for the years ended December 31, 2000, 1999 and 1998, respectively. These losses were carried back the allowable three years in order to offset $81,866 of prior period income. The resulting effects of this loss carry-back was a refund to the Company in the amount of $12,348 which constituted federal income taxes paid according to the liabilities in each of the three preceding tax years; 1995, 1994, and 1993. Additionally, the Company continues to carry forward net operating losses of approximately $25,966; $26,796; $408,908; and $241,028 which will expire in 2011, 2013,2014 and 2015, respectively, or until it is completely used; whichever occurs first.

                            FLEETCLEAN SYSTEMS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE  13  -  EARNING  PER  SHARE:
             --------------------

     The following table sets forth the computation of basic and diluted earnings per share:

                                        For  the  Year  Ended  December  31,  2000
                                        ------------------------------------------
                                            Income         Shares       Per-Share
                                         (Numerator)    (Denominator)    Amount
                                        --------------  -------------  -----------
Net Loss                                  $(214,836)

Basic EPS:
  Loss available to common stockholders    (214,836)     13,953,064    $    (0.02)
                                                                       ===========

Effect of Dilutive Securities:
  Warrants                                     - 0 -           - 0 -
                                        --------------  ------------

Diluted EPS:
  Loss available to common stockholders
    and assumed conversions.             $ (214,836)     13,953,064     $  (0.02)
                                        ==============  =============  ===========


                                        For  the  Year  Ended  December  31,  1999
                                        ------------------------------------------
                                            Income         Shares       Per-Share
                                         (Numerator)    (Denominator)    Amount
                                        --------------  -------------  -----------

Net Loss                                  $(393,767)

Basic EPS:
  Loss available to common stockholders    (393,767)       6,817,506    $  (0.06)
                                                                       ===========

Effect of Dilutive Securities:
  Warrants                                     - 0 -         183,332
                                        --------------  ------------

Diluted EPS:
  Loss available to common stockholders
    and assumed conversions.             $  (393,767)      7,000,838    $  (0.06)
                                        ==============  =============  ===========

     For the years ended December 31, 2000 and 1999, anti-dilutive securities totaled 2,541,666 and 625,000, respectively.

     For the period January 1, 2001 to April 5, 2001, there were no transactions that would have materially changed the number of common shares or potential common shares outstanding.