Form 10KSB/A
period 2000-12-31
FLEETCLEAN SYSTEMS INC
filed 2001-04-18
CIK 1020646

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                             AMENDMENT NUMBER ONE TO
                                  FORM 10-KSB

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

                                         FLEETCLEAN  SYSTEMS,  INC.
                                    STATEMENT  OF  STOCKHOLDERS'  EQUITY

                                                                            Additional              Total
January  1,  1998                                       Common  Stock        Paid In    Retained Stockholders'
To  December  31,  2000                                Shares      Value     Capital    Earnings    Equity
---------------------------------------------------  ----------  ---------  ----------  ---------  ---------

Total Stockholder's Equity
As  of  December  31,  1997                          3,964,400    $39,644    $217,802    $14,225   $ 271,671
                                                     ----------  ---------  ----------  ---------  ----------
Issuance  of  Common  Stock                                   -          -           -          -          -

Exercise  of  Warrants (March  1998)                    100,000      1,000      29,000          -     30,000

Conversion  of  Notes  Payable (Sept. 1998)              62,500        625      61,875          -     62,500

Issuance  of  Common  Stock  for  Services
    Rendered (Sept.  1998)                              265,000      2,650      71,850          -     74,500

Sale  of  Common  Stock (Sept. 1998)                    142,858      1,428      48,572          -     50,000
Sale  of  Common  Stock (Dec.  1998)                    202,000      2,020     129,280          -    131,300

Syndication  Costs                                            -          -    (190,288)         -   (190,288)

Net  Income - 1998                                                                          2,210      2,210
                                                     ----------  ---------  ----------  ---------  ----------

Total  Stockholders'  Equity
As  of  December  31,  1998                           4,736,758     47,367     368,091     16,435    431,893

Sale  of  Common  Stock                                 200,000      2,000      48,000          -     50,000

Stock  Issued  for  Acquisition  of  Tri - State        300,000      3,000     147,000          -    150,000

Sale  of  Common  Stock                                 200,000      2,000      48,000          -     50,000

Conversion  of  Debt                                  2,784,135     27,841     172,159          -    200,000

Stock  Issued  For  Services  Rendered                2,369,121     23,692     126,255          -    149,947

Syndication  Costs                                            -          -     (92,187)         -    (92,187)

Net  Loss - 1999                                                                         (393,767)  (393,767)
                                                     ----------  ---------  ----------  ---------  ----------

Total  Stockholders'  Equity
As  of  December  31,  1999                          10,590,014    105,900     817,318   (377,332)   545,886
                                                     ----------  ---------  ----------  ---------  ----------

Stock  Issued  for  Cash                              1,937,804     19,378     280,622          -    300,000

Stock  Issued  for  Services  Rendered                  675,622      6,756      25,447          -     32,203

Stock  Issued  for  Conversion  of  Warrants            283,332      2,833      11,332          -     14,165

Stock  Issued  for  Conversion  of  Debt              3,639,974     36,400     145,599          -    181,999

Stock  Issued  for  Incentive  Compensation             850,000      8,500       8,925          -     17,425

Stock  Issued  In  Lieu  of  Cash                        70,000        700       2,800          -      3,500

Net  Loss - 2000                                                                         (214,836)  (214,836)
                                                     ----------  ---------  ----------  ---------  ----------

Total  Stockholders'  Equity
As  of  December  31,  2000                          18,046,746  $ 180,467  $1,292,043  $(592,168) $ 880,342
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