Form 10QSB
period 2001-03-31
FLEETCLEAN SYSTEMS INC
filed 2001-05-14
CIK 1020646

UNITED STATES SECURITIES AND EXCHANGE COMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB


 [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended March 31, 2001

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


The number of shares of common stock of the Registrant outstanding at May 9, 2001 was 18,046,746.

ITEM  1.     FINANCIAL  STATEMENTS

                             FLEETCLEAN SYSTEMS INC
                                 BALANCE SHEETS

                                     ASSETS


                                        MARCH 31   DECEMBER 31
                                          2001         2000
                                       ----------  ------------
                                        UNAUDITED     AUDITED
CURRENT ASSETS:
  CASH                                 $      250  $        105
  ACCOUNTS RECEIVABLE - NET               227,252       199,594
  EMPLOYEE ADVANCES                         5,231         6,010
  INVENTORY                               160,425       164,093
  PREPAID EXPENSES                         42,035        11,000
  DEFERRED TAX ASSET                       24,583        24,583
                                       ----------  ------------
    TOTAL CURRENT ASSETS                  459,776       405,385

PROPERTY, PLANT, AND EQUIPMENT: - NET   1,583,656     1,561,785

OTHER ASSETS:
  OTHER ASSETS                              7,920         7,920
  INTANGIBLE ASSET - NET                  174,346       177,744
                                       ----------  ------------

    TOTAL OTHER ASSETS                    182,266       185,664
                                       ----------  ------------

TOTAL ASSETS                           $2,225,698  $  2,152,834
                                       ==========  ============

                             FLEETCLEAN SYSTEMS INC
                                 BALANCE SHEETS

                       LIABIITIES AND STOCKHOLDERS' EQUITY


                                                     MARCH 31   DECEMBER 31
                                                       2001         2000
                                                    ----------  ------------
                                                     UNAUDITED    AUDITED
CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                                  $  257,812  $    241,773
  NOTES PAYABLE                                        162,858       152,095
  PAYROLL TAXES PAYABLE                                  4,303         2,334
  INSURANCE PAYABLE                                     41,167        10,710
  SALES TAX PAYABLE                                     14,293        14,994
  ACCRUED EXPENSES                                      32,112        31,070
                                                    ----------  ------------

    TOTAL CURRENT LIABILITIES                          512,545       452,976

LONG-TERM LIABILITIES:
  DEFERRED TAX LIABILITY                                31,045        31,045
  NOTES PAYABLE - NET OF CURRENT PORTION               783,225       788,471
                                                    ----------  ------------

    TOTAL LONG-TERM LIABILITIES                        814,270       819,516
                                                    ----------  ------------

TOTAL LIABILITIES                                    1,326,815     1,272,492
                                                    ----------  ------------


STOCKHOLDERS' EQUITY:
  COMMON STOCK - $.01 PAR VALUE
  AUTHORIZED 50,000,000 SHARES
  ISSUED AND OUTSTANDING - 18,046,746 & 18,046,746
     AT 2001 AND 2000, RESPECTIVELY                    180,467       180,467
  PAID IN CAPITAL                                    1,292,043     1,292,043
  RETAINED EARNINGS                                   -573,627      -592,168
                                                    ----------  ------------

    TOTAL STOCKHOLDERS' EQUITY                         898,883       880,342
                                                    ----------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $2,225,698  $  2,152,834
                                                    ==========  ============

                             FLEETCLEAN SYSTEMS INC
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                      FOR THE THREE MONTHS ENDED MARCH 31,


                                                     2001        2000
                                                  ----------  ----------
                                                   UNAUDITED  UNAUDITED
REVENUES:
  NET SALES                                       $  408,837  $  352,089

                                                  ----------  ----------
  LESS: COST OF GOODS SOLD                           114,170      96,724
                                                  ----------  ----------

    GROSS PROFIT                                     294,667     255,365
                                                  ----------  ----------

GENERAL AND ADMINISTRATIVE EXPENSES:
  SALARIES                                           118,244     115,798
  PAYROLL TAXES                                       13,621      13,087
  ADVERTISING                                             84         115
  AUTO EXPENSE                                        14,735      17,635
  DEPRECIATION AND AMORTIZATION                       45,898      41,893
  DUES & SUBSCRIPTIONS                                 1,255         600
  ENTERTAINMENT                                          110         156
  INSURANCE                                           22,492      21,270
  INVESTOR RELATIONS                                     775      21,863
  INTEREST EXPENSE                                    22,892      27,005
  LICENSES  & FEES                                       300         325
  OFFICE EXPENSE                                       3,772       4,542
  POSTAGE/FREIGHT                                      2,052       4,131
  PROFESSIONAL FEES                                    6,251      20,492
  RENT                                                 5,400       5,813
  SHOP EXPENSE                                         8,343      12,266
  TAXES - OTHER                                        2,383       2,341
  TELEPHONE & UTILITIES                               16,379      14,637
  TRAILER EXPENSE                                         63         584
  TRAINING                                                 0         383
  TRAVEL                                               5,652       8,599
                                                  ----------  ----------

    TOTAL GENERAL AND ADMINISTRATIVE EXPENSES        290,701     333,535
                                                  ----------  ----------

NET PROFIT (LOSS) FROM OPERATIONS                      3,966     -78,170

OTHER INCOME/EXPENSE:
  MISCELLANEOUS INCOME - NET                             281         489
  GAIN ON SALES OF ASSET                              14,294       1,650
                                                  ----------  ----------

    TOTAL OTHER INCOME                                14,575       2,139
                                                  ----------  ----------

NET PROFIT (LOSS) BEFORE INCOME TAXES                 18,541     -76,031

  PROVISION FOR INCOME TAXES                               0           0
                                                  ----------  ----------

NET PROFIT (LOSS)                                     18,541     -76,031
RETAINED EARNINGS/(DEFICIT) BEGINNING OF PERIOD     -592,168    -377,332
                                                  ----------  ----------

RETAINED EARNINGS/(DEFICIT) END OF PERIOD          -$573,627   -$453,363
                                                  ==========  ==========

    NET EARNINGS PER COMMON SHARE
      BASIC                                              NIL         NIL
      DILUTED                                            NIL         NIL

                                       FLEETCLEAN SYSTEMS INC.
                                  STATEMENT OF STOCKHOLDERS' EQUITY


DECEMBER 31, 1999 TO                                            ADDITIONAL              TOTAL STOCK-
SEPTEMBER 30, 2000                          COMMON     STOCK      PAID IN    RETAINED     HOLDERS'
                                            SHARES     VALUE      CAPITAL    EARNINGS      EQUITY
                                          ----------  --------  -----------  ---------  -------------

TOTAL STOCKHOLDERS' EQUITY
AS OF DECEMBER 31, 1999                   10,590,014   105,900      817,318   -377,332        545,886

SALE OF COMMON STOCK (MARCH 2000)          1,450,000    14,500      275,500                   290,000

STOCK ISSUED FOR SERVICES RENDERED           100,000     1,000       19,000                    20,000

NET LOSS JANUARY-MARCH 2000                                                    -76,031        -76,031
                                          ----------  --------  -----------  ---------  -------------
TOTAL STOCKHOLDERS' EQUITY
AS OF MARCH 31, 2000                      12,140,014  $121,400  $ 1,111,818  -$453,363  $     779,855

NET LOSS APRIL-JUNE 2000                                                      -$52,909       -$52,909
                                          ----------  --------  -----------  ---------  -------------
TOTAL STOCKHOLDERS' EQUITY
AS OF JUNE 30, 2000                       12,140,014   121,400    1,111,818   -506,272        726,946

STOCK ISSUED FOR CONVERSION OF WARRANTS      249,999     2,500       10,000                    12,500

STOCK ISSUED FOR CONVERSION OF DEBT        3,539,974    35,400      141,598                   176,998

NET LOSS JULY-SEPTEMBER 2000                                                    -6,666         -6,666
                                          ----------  --------  -----------  ---------  -------------
TOTAL STOCKHOLDERS' EQUITY
AS OF SEPTEMBER 30, 2000                  15,929,987   159,300    1,263,416   -512,938        909,778

SALE OF  COMMON STOCK                        487,804     4,877        5,122                     9,999

STOCK ISSUED FOR CONVERSION OF WARRANTS       33,333       333        1,333                     1,667

STOCK ISSUED FOR CONVERSION OF DEBT          100,000     1,000        4,000                     5,000

STOCK ISSUED FOR SERVICES RENDERED           575,622     5,756        6,447                    12,203

STOCK ISSUED IN LIEU OF CASH                  70,000       700        2,800                     3,500

STOCK ISSUED FOR INCENTIVE COMPENSATION      850,000     8,500        8,925                    17,425

NET LOSS OCTOBER-DECEMBER 2000                                                 -79,230        -79,230
                                          ----------  --------  -----------  ---------  -------------
TOTAL STOCKHOLDERS' EQUITY
AS OF DECEMBER 31, 2000                   18,046,746   180,467    1,292,043   -592,168        880,342

NET PROFIT JANUARY - MARCH 2001                                                 18,541         18,541

TOTAL STOCKHOLDERS' EQUITY                ----------  --------  -----------  ---------  -------------
AS IF MARCH 31, 2001                      18,046,746   180,467    1,292,043   -573,627        898,883
========================================  ==========  ========  ===========  =========  =============

                             FLEETCLEAN SYSTEMS INC.
                            STATEMENTS OF CASH FLOWS
                       FOR THE THREE MONTHS ENDED MARCH 31


                                                             2001       2000
                                                          ----------  ---------
                                                           UNAUDITED  UNAUDITED
OPERATING ACTIVITIES:
     NET PROFIT (LOSS)                                    $   18,541   -$76,031
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET
  CASH USED BY OPERATING ACTIVITIES:
    STOCK ISSUED FOR SERVICES RENDERED                             0     20,000
    DEPRECIATION AND AMORTIZATION                             45,898     41,893
    (INCREASE)/DECREASE IN ACCOUNTS RECEIVABLE               -27,658    -43,676
    (INCREASE)/DECREASE IN EMPLOYEE ADVANCES                     779        316
    (INCREASE)/DECREASE IN INVENTORIES                         3,668      4,318
    (INCREASE)/DECREASE IN PREPAID EXPENSES                  -31,035    -36,537
    (INCREASE)/DECREASE IN OTHER ASSETS                            0     -5,739
    INCREASE/(DECREASE) IN ACCOUNTS PAYABLE                   16,039    -90,777
    INCREASE/(DECREASE) IN PAYROLL TAXES PAYABLE               1,969        907
    INCREASE/(DECREASE) IN INSURANCE PAYABLE                  30,457     40,023
    INCREASE/(DECREASE) IN SALES TAX PAYABLE                    -701        224
    INCREASE/(DECREASE) IN ACCRUED EXPENSES                    1,042    -37,313
                                                          ----------  ---------

     NET CASH INCREASE (USED) FROM OPERATING ACTIVITIES       58,999   -182,392

INVESTING ACTIVITIES:
  PURCHASE OF PROPERTY, PLANT, AND EQUIPMENT                 -64,371     -1,249
                                                          ----------  ---------

     NET CASH USED FOR INVESTING ACTIVITIES                  -64,371     -1,249

FINANCING ACTIVITIES:
    INCREASE/(DECREASE) IN NOTES PAYABLE                       5,517    -34,179
    INCREASE/(DECREASE) IN ADVANCE FROM OFFICER                    0     16,993
    ISSUANCE OF COMMON STOCK - NET                                 0    290,000
                                                          ----------  ---------

      NET CASH PROVIDED BY FINANCING ACTIVITIES                5,517    272,814

  NET INCREASE/(DECREASE) IN CASH                                145     89,173

CASH AT BEGINNING OF PERIOD                                      105      1,404
                                                          ----------  ---------

CASH AT END OF PERIOD                                     $      250  $  90,577
                                                          ==========  =========


ADDITIONAL DISCLOSURE OF OPERATING CASH FLOW
     CASH PAID DURING THE PERIODS ENDED MARCH 31,               2001       2000
                                                          ----------  ---------

          INTEREST EXPENSE                                $   22,892  $  27,005
          INCOME TAX                                               0          0

                            FLEETCLEAN SYSTEMS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

                                  MARCH 31,2001

NOTE  1  -  BASIS  OF  PRESENTATION:

     The accompanying unaudited financial statements have been prepared by Fleetclean Systems Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of future financial results. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended December 31, 1999, included with the Company's Form 10-KSB, as filed with the Securities and Exchange Commission.

NOTE  2  -  EMPLOYEE  STOCK  OPTION  PLAN:

     At the annual meeting of shareholders in May 2000 the shareholders adopted the "2000 Stock Option Plan" which had previously been adopted by the Board of Directors in March 2000. The plan has 5,000,000 shares of Common Stock reserved for issuance. As of March 31, 2001, no options have been granted pursuant to the plan.

ITEM  2.       MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

     This Management's Discussion and Analysis as of March 31, 2001 and for the three-month period ended March 31, 2001 and 2000 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report.

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as, "may," "will," "should," "estimates," "predicts," "potential,""continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statement. Factors that might cause or contribute to such a discrepancy include, but are not limited to the risks discussed in our other SEC filings, including those in our annual report on Form 10-KSB for the year ended December 31, 2000. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

     We are a national retail distributor of truck washing equipment and chemicals to operators of large trucking fleets. In 1994, we acquired the assets and business accounts of Chemex Southwestern Inc. and began to manufacture equipment and chemicals for retail distribution. During 1994, we opened a distribution warehouse in Statesville, North Carolina. In January 1996, we acquired the Kentucky operations, including a distribution warehouse, and customer accounts of Fleetcleaning Supply Company, Inc. In February 1999, we acquired the assets and ongoing business accounts of Tri-State Chemex Corp of Providence, Rhode Island. All equipment is manufactured in Texas, with chemical mixing facilities operating in Texas and Rhode Island. Distribution and customer service is by our employees who service specific geographic regions. In 1999 we opened an internal tank truck cleaning facility in Hahnville Louisiana.

     We generate revenues from: (a) the sales of chemicals for use with our hand-held truck washing equipment, (b) sales of our drive-thru truck washing system, and (c) from our internal tank cleaning operations. We recognize revenues at the point of sale.

QUARTER  ENDED  MARCH  31,  2001  COMPARED  TO THE QUARTER  ENDED MARCH 31, 2000

     Revenues

     Total revenues increased to $408,837 for the quarter ended March 31, 2001 compared with $352,089 for the quarter ended March 31, 2000. The increase of 16% was attributable to increased internal tank cleaning revenues from the Hahnville facility during the first quarter.

     Cost  of  goods  sold

     For the quarter ended March 31, 2001, cost of goods sold increased to $114,170 from $96,724 during the quarter ended March 31,2000. The increase of 18% was attributable to increased direct labor and associated costs at the Hahnville facility. Our gross margin as a percent of revenue decreased for the quarter ended March 31, 2001 to 72% from 73% for the quarter ended March 31, 2000. The decline in gross margin percentage was due to the lower margins received from our internal tank washing revenues in the Hahnville facility.

     General  and  Administrative  Expenses

     For the quarter ended March 31, 2001, general and administrative expenses decreased to $290,701 from $333,535 during the quarter ended March 31, 2000. The decrease of 13% was primarily due to:

     - A decrease in professional fees primarily attributable to our in house preparation of our 10K and 10Q filings, with reduced reliance on outside professionals,

     - reduced interest expense resulting from our steadily reduced debt; along with refinancing certain bank debt at a reduced interest rate,

     - a decrease in investor relations expense due to termination of unproductive contract services.

     Net  Profit

     For the quarter ended March 31, 2001, our net profit was $18,541 compared to a net loss of $76,031 for the quarter ended March 31, 2000. The profit was primarily attributable to the decrease in general and administrative expenses as described above, accompanied by increased revenues for the period, plus the gain on sale of assets of $14,575 resulting from the sale of two used trucks.

     Cash  Flows

     Our operating activities produced net cash of $58,999 in the first quarter of 2001 compared to using $182,392 in the first quarter of 2000. Net cash gained from operating activities in the first quarter of 2001 resulted primarily from net operating profit for the quarter, plus depreciation.

     Our investing activities used net cash of $64,371 in the first quarter of 2001 compared to $1,249 in the first quarter 2000. The increase of investing activities is attributable to the purchase of two new service trucks in the first quarter of 2001.

     Our financing activities provided cash of $5,517 in the first quarter of 2001 compared to $272,814 in the first quarter of 2000. The decrease in the first quarter of 2000 consisted primarily of a $5,517 net increase in notes payable resulting from the purchase of two new service trucks, less the reduction of our previously outstanding note balances. There was no issuance of common stock in the first quarter of 2001, as compared with $290,000 of common stock issuance in the first quarter of 2000.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of March 31, 2001, we had cash of $250 and negative working capital of $52,769. We do expect to receive cash flow from operations during the current fiscal year as the Hahnville facility continues to generate positive cash flows. We have only operated the Hahnville facility since August 1999, as such there is no assurance that our estimates will prove to be correct, and that we will continue to generate positive cash flow from the facility. We estimate our monthly operating expenditure for fiscal 2001 will be approximately $135,000, although unexpected expenses may increase our monthly outlays.

     As of March 31,2001, we had notes payable aggregating $946,083 to financial institutions and entities due through September 2008 at interest rates ranging from 8.25% to 14.7%. Of these notes payable, $122,144 are due during the year ended December 31, 2001. In addition, we are currently leasing several other properties on a month to month basis with aggregate lease payments of $1,500 per month.

     We believe our current financial situation is due to our rapid growth, which we believe is important to our ongoing success. We believe we can sustain our current operations and a modest growth rate based on current revenue levels by using all cash flows from operations to fund our current operations.

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

Exhibit 4.1 Common Stock Certificate of Fleetclean Systems, Inc. (Filed previously on Form 10-SB, dated 9/27/99)

Exhibit 10.1 Kenneth A. Phillips Employment Agreement (Filed previously on Form 10-SB, dated 9/27/99)

Exhibit 10.2 Addendum to Kenneth A. Phillips Employment Agreement (Filed previously on Form 10-SB, dated 11/12/99)

Exhibit 10.3 Lease/Purchase Agreement (Filed previously on Form 10-SB, dated 11/24/99)


     (b)   REPORTS  ON  FORM  8-K

     None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Fleetclean  Systems,  Inc.




Date:  May 14, 2001               By: /s/ Kenneth A. Phillips
                                     --------------------------------------
                                  Kenneth  A. Phillips
                                  President, Principal Financial Officer