Form 10QSB
period 2001-06-30
FLEETCLEAN SYSTEMS INC
filed 2001-08-08
CIK 1020646

UNITED STATES SECURITIES AND EXCHANGE COMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB


  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended June 30, 2001

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


The number of shares of common stock of the Registrant outstanding at August 1, 2001 was 18,046,746

ITEM  1.     FINANCIAL  STATEMENTS

                             FLEETCLEAN SYSTEMS INC
                                 BALANCE SHEETS

                                     ASSETS


                                                                       JUNE 30
                                                                        2001
                                                                      ----------
                                                                      UNAUDITED
CURRENT ASSETS:
  CASH                                                                $      250
  ACCOUNTS RECEIVABLE - NET                                              273,191
  EMPLOYEE ADVANCES                                                        4,572
  INVENTORY                                                              151,006
  PREPAID EXPENSES                                                        34,129
  DEFERRED TAX ASSET                                                      24,583
                                                                      ----------
    TOTAL CURRENT ASSETS                                                 487,731

PROPERTY, PLANT, AND EQUIPMENT: - NET                                  1,558,607

OTHER ASSETS:
  OTHER ASSETS                                                             7,870
  INTANGIBLE ASSET - NET                                                 170,948
                                                                      ----------

    TOTAL OTHER ASSETS                                                   178,818
                                                                      ----------

TOTAL ASSETS                                                          $2,225,156
                                                                      ==========


                             FLEETCLEAN SYSTEMS INC
                                 BALANCE SHEETS

                       LIABIITIES AND STOCKHOLDERS' EQUITY


                                                                        JUNE 30
                                                                         2001
                                                                      ----------
                                                                      UNAUDITED
CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                                                    $  272,801
  NOTES PAYABLE                                                          166,793
  INSURANCE PAYABLE                                                       31,862
  ACCRUED EXPENSES                                                        46,727
                                                                      ----------

    TOTAL CURRENT LIABILITIES                                            518,183

LONG-TERM LIABILITIES:
  DEFERRED TAX LIABILITY                                                  31,045
  NOTES PAYABLE - NET OF CURRENT PORTION                                 739,892
                                                                      ----------

    TOTAL LONG-TERM LIABILITIES                                          770,937
                                                                      ----------

TOTAL LIABILITIES                                                      1,289,120
                                                                      ----------


STOCKHOLDERS' EQUITY:
  COMMON STOCK - $.01 PAR VALUE
  AUTHORIZED 50,000,000 SHARES
  ISSUED AND OUTSTANDING - 18,046,746                                    180,467
  PAID IN CAPITAL                                                      1,292,043
  RETAINED EARNINGS                                                     -536,474
                                                                      ----------

    TOTAL STOCKHOLDERS' EQUITY                                           755,569
                                                                      ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $2,044,689
                                                                      ==========

                                     FLEETCLEAN SYSTEMS INC.
                         STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                    FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2001 AND 2000


                                                     SIX         SIX        THREE       THREE
                                                    MONTHS      MONTHS      MONTHS      MONTHS
                                                     2001        2000        2001        2000
                                                  ----------  ----------  ----------  ----------
                                                  UNAUDITED   UNAUDITED   UNAUDITED   UNAUDITED
REVENUES:
  NET SALES                                       $  886,060  $  702,585  $  477,223  $  350,496

                                                  ----------  ----------  ----------  ----------
  LESS: COST OF GOODS SOLD                           259,061     194,203     144,891      97,479
                                                  ----------  ----------  ----------  ----------

    GROSS PROFIT                                     626,999     508,382     332,332     253,017
                                                  ----------  ----------  ----------  ----------

GENERAL AND ADMINISTRATIVE EXPENSES:
  SALARIES AND PAYROLL TAXES                         258,137     250,033     126,272     121,148
  ADVERTISING                                            914       8,562         830       8,447
  AUTO EXPENSE                                        31,159      33,792      16,424      16,157
  DEPRECIATION AND AMORTIZATION                       93,545      83,787      47,647      41,894
  DUES & SUBSCRIPTIONS                                 1,315         787          60         187
  ENTERTAINMENT                                          216         156         106           0
  INSURANCE                                           43,946      42,554      21,454      21,284
  INVESTOR RELATIONS                                   2,102      29,366       1,327       7,503
  INTEREST EXPENSE                                    45,590      52,718      22,698      25,713
  LICENSES  & FEES                                       965       1,305         665         980
  OFFICE EXPENSE                                       7,507       7,745       3,735       3,203
  POSTAGE/FREIGHT                                      6,174       9,948       4,122       5,817
  PROFESSIONAL FEES                                   15,718      36,730       9,467      16,238
  RENT                                                 9,750      11,888       4,350       6,075
  SHOP EXPENSE                                        19,690      15,887      11,347       3,621
  TAXES - OTHER                                        5,132       4,456       2,749       2,115
  TELEPHONE & UTILITIES                               34,423      32,918      18,044      18,281
  TRAILER EXPENSE                                        455       1,187         392         603
  TRAINING                                                 0         533           0         150
  TRAVEL                                              14,995      18,772       9,343      10,173
                                                  ----------  ----------  ----------  ----------

    TOTAL GENERAL AND ADMINISTRATIVE EXPENSES        591,733     643,124     301,032     309,589
                                                  ----------  ----------  ----------  ----------

NET INCOME (LOSS) FROM OPERATIONS                     35,266    -134,742      31,300     -56,572

OTHER INCOME/EXPENSE:
  MISCELLANEOUS INCOME - NET                             560       1,373         279         884
  GAIN ON SALES OF ASSET                              19,868       4,429       5,574       2,779
                                                  ----------  ----------  ----------  ----------

    TOTAL OTHER INCOME                                20,428       5,802       5,853       3,663
                                                  ----------  ----------  ----------  ----------

NET INCOME (LOSS) BEFORE INCOME TAXES                 55,694    -128,940      37,153     -52,909

  PROVISION FOR INCOME TAXES                               0           0           0           0
                                                  ----------  ----------  ----------  ----------

NET INCOME (LOSS)                                     55,694    -128,940      37,153     -52,909
RETAINED EARNINGS/(DEFICIT) BEGINNING OF PERIOD     -592,168    -377,332    -573,627    -453,363
                                                  ----------  ----------  ----------  ----------

RETAINED EARNINGS/(DEFICIT) END OF PERIOD          -$536,474   -$506,272   -$536,474   -$506,272
                                                  ==========  ==========  ==========  ==========

    NET LOSS PER COMMON SHARE
      BASIC                                           -$0.01      -$0.01      -$0.01      -$0.01
      DILUTED                                         -$0.01      -$0.01      -$0.01      -$0.01

                                     FLEETCLEAN SYSTEMS INC.
                                STATEMENT OF STOCKHOLDERS' EQUITY

     DECEMBER 31, 1999 TO                                       ADDITIONAL            TOTAL STOCK-
        JUNE 30, 2001                         COMMON STOCK       PAID IN    RETAINED    HOLDERS'
                                            SHARES     VALUE     CAPITAL    EARNINGS     EQUITY
----------------------------------------  ----------  --------  ----------  ---------  ---------
                                          ----------  --------  ----------  ---------  ---------

Total Stockholders' Equity
As Of December 31, 1999                   10,590,014   105,900     817,318   -377,332    545,886

Sale of Common Stock (March 2000)          1,450,000    14,500     275,500               290,000

Stock Issued for Services Rendered           100,000     1,000      19,000                20,000

Net Income (Loss) January-March 2000                                          -76,031    -76,031
                                          ----------  --------  ----------  ---------  ---------
Total Stockholders' Equity
As of March 31, 2000                      12,140,014  $121,400  $1,111,818  -$453,363  $ 779,855

Net Income (Loss) April-June 2000                                            -$52,909   -$52,909
                                          ----------  --------  ----------  ---------  ---------

Total Stockholders' Equity
As of June 30, 2000                       12,140,014   121,400   1,111,818   -506,272    726,946

Stock Issued for Conversion of Warrants      249,999     2,500      10,000                12,500

Stock Issued for Conversion of Debt        3,539,974    35,400     141,598               176,998

Net Income (Loss) July-September 2000                                          -6,666     -6,666
                                          ----------  --------  ----------  ---------  ---------

Total Stockholders' Equity
As of September 30, 2000                  15,929,987   159,300   1,263,416   -512,938    909,778

Sale of  Common Stock                        487,804     4,877       5,122                 9,999

Stock Issued for Conversion of Warrants       33,333       333       1,333                 1,667

Stock Issued for Conversion of Debt          100,000     1,000       4,000                 5,000

Stock Issued for Services Rendered           575,622     5,756       6,447                12,203

Stock Issued in Lieu of Cash                  70,000       700       2,800                 3,500

Stock Issued for Incentive Compensation      850,000     8,500       8,925                17,425

Net Income (Loss) October-December 2000                                       -79,230    -79,230
                                          ----------  --------  ----------  ---------  ---------

Total Stockholders' Equity
As of December 31, 2000                   18,046,746   180,467   1,292,043   -592,168    880,342

Net Income (Loss) January - March 2001                                         18,541     18,541

Total Stockholders' Equity
As if March 31, 2001                      18,046,746   180,467   1,292,043   -573,627    898,883
----------------------------------------  ----------  --------  ----------  ---------  ---------

Net Income (Loss) April - June 2001                                            37,153     37,153

Total Stockholders' Equity
As of June 30, 2001                       18,046,746   180,467   1,292,043   -536,474    936,036
========================================  ==========  ========  ==========  =========  =========

                              FLEETCLEAN SYSTEMS INC.
                              STATEMENTS OF CASH FLOWS
                          FOR THE SIX MONTHS ENDED JUNE 30


                                                                2001        2000
                                                             ----------  ----------
                                                             Unaudited   Unaudited
OPERATING ACTIVITIES:
  Net Income (Loss)                                          $   55,694   -$128,940
  Adjustments to Reconcile Net Loss to Net
  Cash used by Operating Activities:
    Stock Issued for Conversion of Debt                                           0
    Stock Issued for Services Rendered                                       20,000
    Depreciation and Amortization                                93,545      83,787
    (Increase)/Decrease in Accounts Receivable                  -73,597     -31,839
    (Increase)/Decrease in Employee Advances                      1,438      -2,380
    (Increase)/Decrease in Inventories                           13,087      -7,918
    (Increase)/Decrease in Prepaid Expenses                     -23,128     -40,058
    (Increase)/Decrease in Other Assets                              50      -5,675
    Increase/(Decrease) in Accounts Payable                      31,028     -51,430
    Increase/(Decrease) in Insurance Payable                     21,152      29,226
    Increase/(Decrease) in Accrued Expenses                      -1,670     -46,270
                                                             ----------  ----------

     Net Cash Provided By (Used for) Operating Activities       117,599    -181,497

INVESTING ACTIVITIES:
  Purchase of property, Plant, and Equipment                    -83,573    -100,624

     Net Cash Provided By (Used for) Investing Activities       -83,573    -100,624

FINANCING ACTIVITIES:
    Increase/(Decrease) in Notes Payable                        -33,881       8,585
    Increase/(Decrease) in Advance from Officer                               9,140
    Issuance of Common Stock - net                                          290,000
                                                             ----------  ----------

      Net Cash Provided by (Used for) Financing activities      -33,881     307,725

  Net Increase/(Decrease) in Cash                                   145      25,604

Cash at beginning of period                                         105       1,404
                                                             ----------  ----------

Cash at end of period                                        $      250  $   27,008
                                                             ==========  ==========



Supplemental Disclosures of  Cash Flow Information
     Cash paid during the periods ended, June 30                   2001        2000
                                                             ----------  ----------

          Interest Expense                                   $   45,590  $   52,718
          Income Tax                                                  0           0

                            FLEETCLEAN SYSTEMS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

                                  JUNE 30, 2001

NOTE  1  -  BASIS  OF  PRESENTATION:

     The accompanying unaudited financial statements have been prepared by Fleetclean Systems Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Results of operations for the six-month period ended June 30, 2001 are not necessarily indicative of future financial results. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended December 31, 2000, included with the Company's Form 10-KSB, as filed with the Securities and Exchange Commission.

NOTE  2-  OUTSTANDING  WARRANTS:

     66,666 stock purchase warrants expiring December 15, 2001 at a purchase price of $0.05 per share.

     66,667 stock purchase warrants expiring December 15, 2002 at a purchase price of $0.05 per share.

     66,667 stock purchase warrants expiring December 15, 2003 at a purchase price of $0.05 per share.

     116,666 stock purchase warrants expiring December 15, 2001 at a purchase price of $.05 per share. During 2000, 83,333 of these warrants were exercised

     116,666 stock purchase warrants expiring December 15, 2002 at a purchase price of $.05 per share. During 2000, 83,333 of these warrants were exercised.

     100,000 stock purchase warrants expiring December 2001 at a purchase price of $1.00 per share.



ITEM  2.       MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

     This Management's Discussion and Analysis as of June 30, 2001 and for the six and three-month periods ended June 30, 2001 and 2000 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report.

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

THREE AND SIX MONTHS ENDED JUNE 30, 2001COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2000.

     Revenues

     Total revenues increased to $477,223 for the three months ended June 30, 2001 compared with $350,496 for the three months ended June 30, 2000. The increase of 36% was attributable to increased internal tank cleaning revenues from the Hahnville facility during the second quarter. Revenues increased to $886,060 for the six month period ended June 30, 2001 compared with $702,585 for the six month period ended June 30, 2000. The increase of 26% was due primarily to increased revenue from the Hahnville facility during the first and second quarters.

     Cost  of  goods  sold

     For the three months ended June 30 , 2001, cost of goods sold increased to $144,891 from $97,479 during the three months ended June 30, 2000. The increase of 49% was attributable to increased direct labor and associated costs at the Hahnville facility and its increased revenue. Our gross margin as a percent of revenue decreased for the three months ended June 30, 2001 to 70% from 72% for the three month period ended June 30, 2000. The decline in gross margin percentage was due to the lower margins received from our internal tank washing revenues in the Hahnville facility. Cost of sales increased to $ 259,061 for the six month period ended June 30, 2001 compared with $ 194,203 for the six month period ended June 30, 2000. The increase of 33% was due to the lower margins received from the internal tank washing revenues in the Hahnville facility. Gross margin decreased for the six month period ended June 30, 2001 to 71% compared to 72% for the six month period ended June 30, 2000. The decline in gross margin percentage was due to the lower margins received from our internal tank washing revenues in the Hahnville facility.

     General  and  Administrative  Expenses

     For the three months ended June 30, 2001, general and administrative expenses decreased to $301,032 from $309,589 during the three months ended June 30, 2000. For the six months ended June 30, 2001, general and administrative expenses decreased to $591,733 from $643,124 for the six month period ended June 30, 2000. The three month decrease of 3% and the six month decrease of 8% was primarily due to:

     - a decrease in professional fees incurred in the preparation and filing of our Form 10-KSB for December 31, 2000, and our Form 10-QSB, for March 31,2001, and professional fees resulting from the preparation and distribution of proxy materials for our annual meeting of shareholders which was held May 31, 2000;
     -    a  decrease  in  interest  expense  from  our  decreasing  debt;
     - a decrease in investor relations expense resulting from a contract for public relations services which expired and was not renewed; and
     -    a  decrease  in  advertising  expense.

     Net  Profit

     For the three months ended June 30, 2001, our net profit was $37,153 compared to a net loss of $52,909 for the three months ended June 30, 2000. For the six months ended June 30, 2001, net profit was $55,694 compared to a net loss of $128,940 for the six months ended June 30, 2000. The profit was primarily attributable to the decrease in general and administrative expenses as described above, along with increased revenues for the period.

     Cash  Flows

     Operating activities generated net cash of $117,599 for the six months ended June 30, 2001 compared to $181,497 used in the six months ended June 30, 2000. Net cash generated by operating activities in the six month period ended June 30, 2001 resulted primarily from net operating profit for the period plus depreciation.

     Investing activities used net cash of $83,573 in the six months ended June 30, 2001 compared to $100,624 in the six months ended June 30, 2000. The $100,624 investment in the six months ended June 30, 2000 is the purchase of land for expansion of the Hahnville facility. The $83,573 investment in the first six months of 2001 is the purchase of new service trucks for chemical delivery and service.

     Financing activities used cash of $33,881 in the six months ended June 30, 2001 compared to cash provided by financing activities of $307,725 in the six months ended June 30, 2000. Cash provided by financing activities in the six months ended June 30, 2000 resulted primarily from issuances of stock for cash in the amount of $290,000. There was no issuance of stock in the six month period ended June 30, 2001. The $33,881 of cash used in the six months ended June 30, 2001 was for reduction of notes payable.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of June 30, 2001, we had cash of $250 and negative working capital of $30,452. We expect to provide cash flow from operations during the current fiscal year as the Hahnville facility continues to generate positive cash flows. Revenues are expected to continue to increase but there is no assurance that our estimates will prove to be correct, and that we will continue to generate positive cash flow from operations. We estimate our monthly operating expenditure for the remainder of fiscal 2001 will be approximately $140,000, although unexpected expenses may increase our monthly outlays. In addition, we are considering additional acquisitions during the year, which will cause increased expenditures.

     As of June 30, 2001, we had notes payable aggregating $906,685 to financial institutions and entities due through September 2008 at interest rates ranging from 8.25% to 14.7%. Of these notes payable, $83,396 are due during the second half of the year ended December 31, 2001. In addition, we are currently leasing several other properties on a month to month basis with aggregate lease payments of $1,450 per month.

     We do not have any significant credit facilities available with financial institutions or other third parties, and we are therefore dependent on cash flow from operations. In addition, although we have received advances from our officers in the past, we do not expect that we will be able to rely on such advances in the future.

     We have arranged other short term external financing, and are continuing to seek additional long term financing to improve cash flow. However there is no assurance that we will be able to obtain additional financing on favorable terms, if at all. We believe our current financial situation is due to our rapid growth, which we believe is important to our ongoing success. We believe we can sustain our current operations if we curtail growth expenditures, and use all cash flows from operations to fund our current operations.

                                     PART II
                                OTHER INFORMATION

     Pursuant to the Instructions to Part II of the Form 10-QSB, Items 1, 2, 3, and 5 are omitted.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     We  held  our  annual  meeting of shareholders on May 31, 2001 in which we:

     - re-elected our current directors; Kenneth Phillips, Jay Phillips, and Richard Royall;
     - ratified the appointment of our auditors McManus & Co., P.C. by the following vote: 17,868,598 for, 791,598 against, and 25,000 abstentions;
     -    voted  on  amending  and  restating  our  articles of incorporation as follows:
          1. an amendment permitting the issuance of preferred stock by a resolution of the Board of Directors was ratified by the following vote: 14,062,737 for, 69,667 against, and 59,900 abstentions.
          2. an amendment permitting the shareholders to take action without a meeting was ratified by the following vote: 13,827,136 for, 414 against, 25,000 abstentions.
          3. an amendment permitting the Company to indemnify its officers and directors to the fullest extent permitted by Texas law was ratified by the following vote: 17,855,090 for, 25,000 against, 25,000 abstentions.
          4. an amendment permitting the elimination of cumulative voting was ratified by the following vote: 13,814,836 for, 35,414 against, 25,000 abstentions.

          All of the proposed amendments were approved and the Articles of Incorporation were amended accordingly.


ITEM  6.          EXHIBITS  AND  REPORTS  ON  FORM  8-K

          (a)     EXHIBITS


EXHIBIT  NO.               IDENTIFICATION  OF  EXHIBIT


Exhibit 3.1 Amended and restated Articles of Incorporation of Fleetclean Systems Inc.
Exhibit 3.2 Amended and Restated Bylaws of Fleetclean Systems, Inc. (Filed previously on Form 10-SB, dated 9/27/99)
Exhibit 4.1                Common  Stock Certificate of Fleetclean Systems, Inc.
                           (Filed previously on Form 10-SB, dated 9/27/99)
Exhibit 10.1 Lease/Purchase Agreement (Filed previously on Form 10-SB, dated 11/24/99)
Exhibit 10.2               Fleetclean  Systems,  Inc.  2000  Stock  Option  Plan
                           (Filed previously as Appendix A to the proxy statement filed on Schedule 14A, dated 5/1/00)

          (b)   REPORTS  ON  FORM  8-K

No reports were filed on form 8-K during the three-month period ended June 30, 2001.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          Fleetclean  Systems,  Inc.





Date:  August 6, 2001                     By:  /s/  Kenneth  A.  Phillips
                                             --------------------------------
                                             Kenneth A. Phillips, President

                                  EXHIBIT INDEX
                                  -------------



EXHIBIT  NO.               IDENTIFICATION  OF  EXHIBIT


Exhibit 3.1 Amended and restated Articles of Incorporation of Fleetclean Systems Inc.
Exhibit 3.2 Amended and Restated Bylaws of Fleetclean Systems, Inc. (Filed previously on Form 10-SB, dated 9/27/99)
Exhibit 4.1                Common  Stock Certificate of Fleetclean Systems, Inc.
                           (Filed previously on Form 10-SB, dated 9/27/99)
Exhibit 10.1 Lease/Purchase Agreement (Filed previously on Form 10-SB, dated 11/24/99)
Exhibit 10.2               Fleetclean  Systems,  Inc.  2000  Stock  Option  Plan
                           (Filed previously as Appendix A to the proxy statement filed on Schedule 14A, dated 5/1/00)