Form 10QSB
period 2001-09-30
FLEETCLEAN SYSTEMS INC
filed 2001-11-09
CIK 1020646

UNITED STATES SECURITIES AND EXCHANGE COMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB


 [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                For the quarterly period ended September 30, 2001

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

The number of shares of common stock of the Registrant outstanding at November 1, 2001 was 18,046,746

ITEM  1.       FINANCIAL  STATEMENTS


                  FLEETCLEAN SYSTEMS INC
                     BALANCE SHEETS

                         ASSETS

                                               SEPT  30,
                                                 2001
                                              ----------
                                               UNAUDITED
CURRENT ASSETS:
      CASH                                    $      250
      ACCOUNTS RECEIVABLE - NET                  270,569
      EMPLOYEE ADVANCES                            6,254
      INVENTORY                                  162,797
      PREPAID EXPENSES                            19,348
      DEFERRED TAX ASSET                          24,583
                                              ----------
        TOTAL CURRENT ASSETS                     483,801

PROPERTY, PLANT, AND EQUIPMENT: - NET          1,513,638

OTHER ASSETS:
      OTHER ASSETS                                 7,295
      INTANGIBLE ASSET - NET                     167,550
                                              ----------

        TOTAL OTHER ASSETS                       174,845
                                              ----------

TOTAL ASSETS                                  $2,172,284
                                              ==========

                   FLEETCLEAN SYSTEMS INC
                      BALANCE SHEETS

            LIABIITIES AND STOCKHOLDERS' EQUITY

                                                 SEPT 30,
                                                   2001
                                                ----------
                                                 UNAUDITED
CURRENT LIABILITIES:
      ACCOUNTS PAYABLE                          $  259,480
      NOTES PAYABLE                                170,944
      INSURANCE PAYABLE                             16,251
      ACCRUED EXPENSES                              45,777
                                                ----------

        TOTAL CURRENT LIABILITIES                  492,452

LONG-TERM LIABILITIES:
      DEFERRED TAX LIABILITY                        31,045
      NOTES PAYABLE - NET OF CURRENT PORTION       695,593
                                                ----------

        TOTAL LONG-TERM LIABILITIES                726,638
                                                ----------

TOTAL LIABILITIES                                1,219,090
                                                ----------


STOCKHOLDERS' EQUITY:
      COMMON STOCK - $.01 PAR VALUE
      AUTHORIZED 50,000,000 SHARES
      ISSUED AND OUTSTANDING - 18,046,746          180,467
      PAID IN CAPITAL                            1,292,043
      RETAINED EARNINGS                           -519,316
                                                ----------

        TOTAL STOCKHOLDERS' EQUITY                 953,194
                                                ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $2,172,284
                                                ==========

                                        FLEETCLEAN SYSTEMS INC.
                            STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                       FOR THE SIX AND THREE MONTHS ENDED SEPT 30, 2001 AND 2000

                                                      NINE         NINE        THREE         THREE
                                                     MONTHS       MONTHS       MONTHS        MONTHS
                                                      2001         2000         2001          2000
                                                  -----------  ------------  -----------  ------------
                                                   UNAUDITED    UNAUDITED     UNAUDITED    UNAUDITED
REVENUES:
     NET SALES                                    $ 1,358,050  $ 1,076,391   $   471,990  $   373,806
                                                  -----------  ------------  -----------  ------------
     LESS: COST OF GOODS SOLD                         415,839      290,978       156,778       96,775
                                                  -----------  ------------  -----------  ------------

          GROSS PROFIT                                942,211      785,413       315,212      277,031
                                                  -----------  ------------  -----------  ------------

GENERAL AND ADMINISTRATIVE EXPENSES:
  SALARIES AND PAYROLL TAXES                          389,238      370,894       131,101      120,861
  ADVERTISING                                           2,343       17,690         1,429        9,128
  AUTO EXPENSE                                         41,974       49,854        10,815       16,062
  DEPRECIATION AND AMORTIZATION                       145,943      125,680        52,398       41,893
  DUES & SUBSCRIPTIONS                                  1,896        1,053           581          266
  ENTERTAINMENT                                           496          383           280          227
  EQUIPMENT REPAIRS                                     6,489        6,432         6,489        6,432
  INSURANCE                                            66,364       63,913        22,418       21,359
  INVESTOR RELATIONS                                    2,495       30,832           393        1,466
  INTEREST EXPENSE                                     66,712       78,344        21,122       25,626
  LICENSES  & FEES                                      1,296        1,755           331          450
  OFFICE EXPENSE                                       12,807       11,550         5,300        3,805
  POSTAGE/FREIGHT                                       9,924       13,056         3,750        3,108
  PROFESSIONAL FEES                                    22,076       40,964         6,358        4,234
  RENT                                                 14,675       17,963         4,925        6,075
  SHOP EXPENSE                                         23,072       16,142         3,382          255
  TAXES - OTHER                                         8,064        5,960         2,932        1,504
  TELEPHONE & UTILITIES                                52,413       45,745        17,990       12,827
  TRAILER EXPENSE                                         623        1,374           168          187
  TRAINING                                                             533
  TRAVEL                                               21,393       27,903         6,398        9,131
                                                  -----------  ------------  -----------  ------------

    TOTAL GENERAL AND ADMINISTRATIVE EXPENSES         890,293      928,020       298,560      284,896
                                                  -----------  ------------  -----------  ------------

NET INCOME (LOSS) FROM OPERATIONS                      51,918     -142,607        16,652       -7,865

OTHER INCOME/EXPENSE:
  MISCELLANEOUS INCOME - NET                            1,066        1,879           506          506
  GAIN ON SALES OF ASSET                               19,868        5,122             0          693
                                                  -----------  ------------  -----------  ------------

     TOTAL OTHER INCOME                                20,934        7,001           506        1,199
                                                  -----------  ------------  -----------  ------------

NET INCOME (LOSS) BEFORE INCOME TAXES                  72,852     -135,606        17,158       -6,666

     PROVISION FOR INCOME TAXES                             0            0             0            0
                                                  -----------  ------------  -----------  ------------

NET INCOME (LOSS)                                      72,852     -135,606        17,158       -6,666
RETAINED EARNINGS/(DEFICIT) BEGINNING OF PERIOD      -592,168     -377,332      -536,674     -506,272
                                                  -----------  ------------  -----------  ------------

RETAINED EARNINGS/(DEFICIT) END OF PERIOD           -$519,316    -$512,938     -$519,516    -$512,938
                                                  ===========  ============  ===========  ============

          NET INCOME (LOSS) PER COMMON SHARE
               BASIC                              $      0.00  $     (0.01)  $      0.00  $     (0.00)
               DILUTED                            $      0.00  $     (0.01)  $      0.00  $     (0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING                18,046,746   14,321,886    18,046,746    14,666,662

                              FLEETCLEAN SYSTEMS INC.
                              STATEMENTS OF CASH FLOWS
                         FOR THE NINE MONTHS ENDED SEPT 30
                                                                  2001          2000
                                                             -----------------------
                                                             UNAUDITED     UNAUDITED
OPERATING ACTIVITIES:
  NET INCOME (LOSS)                                          $   72,852    -$135,606
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET
  CASH USED BY OPERATING ACTIVITIES:
    STOCK ISSUED FOR CONVERSION OF DEBT                                      176,999
    STOCK ISSUED FOR SERVICES RENDERED                                        20,000
    DEPRECIATION AND AMORTIZATION                               145,943      125,680
    (INCREASE)/DECREASE IN ACCOUNTS RECEIVABLE                  -70,975      -35,047
    (INCREASE)/DECREASE IN EMPLOYEE ADVANCES                       -244       -2,412
    (INCREASE)/DECREASE IN INVENTORIES                            1,296      -23,085
    (INCREASE)/DECREASE IN PREPAID EXPENSES                      -8,348      -19,039
    (INCREASE)/DECREASE IN OTHER ASSETS                             625       -5,675
    INCREASE/(DECREASE) IN ACCOUNTS PAYABLE                      17,707      -41,977
    INCREASE/(DECREASE) IN INSURANCE PAYABLE                      5,541       17,848
    INCREASE/(DECREASE) IN ACCRUED EXPENSES                      -2,621      -41,584
                                                             -----------------------

     NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES       161,776       36,102

INVESTING ACTIVITIES:
  PURCHASE OF PROPERTY, PLANT, AND EQUIPMENT                    -87,603     -171,513

     NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES       -87,603     -171,513

FINANCING ACTIVITIES:
    INCREASE/(DECREASE) IN NOTES PAYABLE                        -74,028        2,853
    INCREASE/(DECREASE) IN ADVANCE FROM OFFICER                             -167,859
    ISSUANCE OF COMMON STOCK - NET                                           302,500
                                                             -----------------------

      NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES      -74,028      137,494

  NET INCREASE/(DECREASE) IN CASH                                   145        2,083

CASH AT BEGINNING OF PERIOD                                         105        1,404
                                                             -----------------------

CASH AT END OF PERIOD                                        $      250  $     3,487
                                                             =======================


SUPPLEMENTAL DISCLOSURES OF  CASH FLOW INFORMATION
     CASH PAID DURING THE PERIODS ENDED, SEPT 30                   2001         2000
                                                             -----------------------

          INTEREST EXPENSE                                   $   45,590  $    78,344
          INCOME TAX                                                  0            0
          PURCHASE OF PROPERTY IN HAHNVILLE, LOUISIANA                   $   100,000

                            FLEETCLEAN SYSTEMS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

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

NOTE 2 -  OUTSTANDING  WARRANTS:

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


ITEM  2.       MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

          This Management's Discussion and Analysis as of September 30, 2001 and for the nine and three-month periods ended September 30, 2001 and 2000 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report.

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000.

          Revenues

          Total revenues increased to $471,990 for the three months ended September 30, 2001 compared with $373,806 for the three months ended September 30, 2000. The increase of 26% was attributable to increased internal tank cleaning revenues from the Hahnville facility during the third quarter. Revenues increased to $1,358,050 for the nine month period ended September 30, 2001 compared with $1,076,391 for the nine month period ended September 30, 2000. The increase of 26% was due primarily to increased revenue from the Hahnville facility during the nine month period.

          Cost  of  goods  sold

          For the three months ended September 30 , 2001, cost of goods sold increased to $156,778 from $96,775 during the three months ended September 30, 2000. The increase of 62% was attributable to increased direct labor and associated costs at the Hahnville facility and its increased revenue. Our gross margin as a percent of revenue decreased for the three months ended September 30, 2001 to 67% from 74% for the three month period ended September 30, 2000. The decline in gross margin percentage was due to the lower margins received from our internal tank washing revenues in the Hahnville facility. Cost of sales increased to $ 415,839 for the nine month period ended September 30, 2001 compared with $ 290,978 for the nine month period ended September 30, 2000. The increase of 43% was due to the lower margins received from the internal tank washing revenues in the Hahnville facility, along with increased tank wash sales as a percent of total sales. Gross margin decreased for the nine month period ended September 30, 2001 to 69% compared to 73% for the nine month period ended September 30, 2000. The decline in gross margin percentage was due to the lower margins received from our internal tank washing revenues in the Hahnville facility, along with the increase in tank wash revenue as a percent of total revenue.

          General  and  Administrative  Expenses

          For the three months ended September 30, 2001, general and administrative expenses increased to $298,560 from $284,896 during the three months ended September 30, 2000. For the nine months ended September 30, 2001, general and administrative expenses decreased to $890,293 from $928,020 for the nine month period ended September 30, 2000. The three month increase of 5% was due primarily to increased salaries expense and increased depreciation expense which was partially offset by reduced auto expense and interest expense. The nine month decrease of 4% was primarily due to:

          - a decrease in professional fees incurred in the preparation and filing of our Form 10-KSB for December 31, 2000, and our Form 10-QSB, for March 31,2001, and professional fees resulting from the preparation and distribution of proxy materials for our annual meeting of shareholders which was held May 31, 2001;
          -    a decrease in interest expense from our decreasing debt;
          - a decrease in investor relations expense resulting from a contract for public relations services which expired and was not renewed; and
          -    a  decrease  in  advertising  expense.

The decreases were partially offset by increases in salaries, depreciation expense, shop expense, and utilities.

          Net Profit

          For the three months ended September 30, 2001, our net profit was $17,158 compared to a net loss of $6,666 for the three months ended September 30, 2000. For the nine months ended September 30, 2001, net profit was $72,852 compared to a net loss of $135,606 for the nine months ended September 30, 2000. The profit was primarily attributable to the decrease in general and administrative expenses as described above, along with increased revenues for the period.

          Cash  Flows

          Operating activities provided net cash of $161,776 for the nine months ended September 30, 2001 compared to $36,102 used in the nine months ended September 30, 2000. Net cash provided by operating activities in the nine month period ended September 30, 2001 resulted primarily from net operating profit for the period plus depreciation.

          Investing activities used net cash of $87,603 in the nine months ended September 30, 2001 compared to $171,513 in the nine months ended September 30, 2000. The $171,513 investment in the nine months ended September 30, 2000 is the purchase of land for expansion of the Hahnville facility, plus improvements. The $87,603 investment in the first nine months of 2001 is the purchase of new service trucks for chemical delivery and service, plus capital equipment for the Hahnville tank wash.

          Financing activities used cash of $74,028 in the nine months ended September 30, 2001 compared to cash provided by financing activities of $137,494 in the nine months ended September 30, 2000. Cash provided by financing activities in the nine months ended September 30, 2000 resulted primarily from issuances of stock for cash in the amount of $302,500. There was no issuance of stock in the nine month period ended September 30, 2001. The $74,028 of cash used in the nine months ended September 30, 2001 was for reduction of notes payable.

LIQUIDITY  AND  CAPITAL  RESOURCES

          As of September 30, 2001, we had cash of $250 and negative working capital of $8,651. We expect to provide cash flow from operations during the current fiscal year as the Hahnville facility continues to generate positive cash flows. Revenues are expected to continue to increase but there is no assurance that our estimates will prove to be correct, and that we will continue to generate positive cash flow from operations. We estimate our monthly operating expenditure for the remainder of fiscal 2001 will be approximately $140,000, although unexpected expenses may increase our monthly outlays. In addition, we are considering additional acquisitions during the year, which will cause increased expenditures.

          As of September 30, 2001, we had notes payable aggregating $866,537 to financial institutions and entities due through September 2008 at interest rates ranging from 8.25% to 14.7%. Of these notes payable, $42,736 is due during the fourth quarter of the year ended December 31, 2001. In addition, we are currently leasing several other properties on a month to month basis with aggregate lease payments of $1,450 per month.

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


                                     PART II
                                OTHER INFORMATION

          Pursuant to the Instructions to Part II of the Form 10-QSB, Items 1, 2, 3, 4, and 5 are omitted.


ITEM  6.       EXHIBITS  AND  REPORTS  ON  FORM  8-K

          (a)       EXHIBITS

EXHIBIT  NO.        IDENTIFICATION  OF  EXHIBIT


Exhibit 3.1 Amended and restated Articles of Incorporation of Fleetclean Systems Inc. (Filed previously on Form 10-QSB for the quarter ended June 30, 2001)
Exhibit  3.2        Amended and Restated Bylaws of Fleetclean  Systems, Inc.
                    (Filed  previously  on  Form  10-SB, dated 9/27/99)
Exhibit  4.1        Common  Stock Certificate of Fleetclean Systems, Inc.
                    (Filed  previously  on  Form  10-SB, dated 9/27/99)
Exhibit 10.1 Lease/Purchase Agreement (Filed previously on Form 10-SB, dated 11/24/99)
Exhibit 10.2 Fleetclean Systems, Inc. 2000 Stock Option Plan (Filed previously as Appendix A to the proxy statement filed on Schedule 14A, dated 5/1/00)

          (b)       REPORTS  ON  FORM  8-K

          On August 3, 2001 we filed a form 8-K report, which was amended on August 28, 2001, to appoint the accounting firm of Malone & Bailey, P. C. as the Company's new independent accountants.



                         SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Fleetclean  Systems,  Inc.





Date: November 8, 2001             By:  /s/  Kenneth  A. Phillips
                                       ----------------------------------
                                        Kenneth A. Phillips, President

                                  EXHIBIT INDEX
                                  -------------



EXHIBIT  NO.        IDENTIFICATION  OF  EXHIBIT


Exhibit 3.1 Amended and restated Articles of Incorporation of Fleetclean Systems Inc. (Filed previously on form 10-QSB for the quarter ended June 30, 2001.
Exhibit  3.2        Amended and Restated Bylaws of Fleetclean  Systems,  Inc.
                    (Filed  previously  on  Form  10-SB,  dated  9/27/99)
Exhibit  4.1        Common  Stock Certificate of Fleetclean Systems, Inc.
                    (Filed  previously  on  Form  10-SB,  dated  9/27/99)
Exhibit 10.1        Lease/Purchase  Agreement  (Filed previously on Form
                    10-SB,  dated  11/24/99)
Exhibit 10.2 Fleetclean Systems, Inc. 2000 Stock Option Plan (Filed previously as Appendix A to the proxy statement filed on
                    Schedule  14A,  dated  5/1/00)