Form 10KSB
period 2001-12-31
FLEETCLEAN SYSTEMS INC
filed 2002-04-02
CIK 1020646

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB
________________________________________________________________________________

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
        OF  1934

                                     For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                            FLEETCLEAN SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

Commission file number:  000-27467

               Texas                                    76-0196431
               -----                                    ----------
(State  or  Other  Jurisdiction             (I.R.S. Employer Identification No.)
of Incorporation or Organization)


 P.O. Box 727, Hwy 834 East .7 miles, Hardin, Texas                77561
 --------------------------------------------------               --------
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

Yes  [X]  No  [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's  revenues  for  the  12  months ended December 31, 2001 were $1,802,611

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and ask price on the OTC Electronic Bulletin Board on March 26, 2002 was $468,262. As of March 26, 2002 registrant had 19,046,746 shares of Common Stock outstanding.

The registrant is incorporating by reference into Part III of this Form 10-KSB, certain information contained in the registrant's proxy statement for its 2001 annual meeting of stockholders.

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

Products and Services

     Hand held high-pressure truck washing system
     --------------------------------------------

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

     As of December 31, 2001, we serviced 91 chemical customers on a regular basis, which is a decrease of 16 from the 2000 level. During 2000, we added two new regular chemical customers. The decrease in the number of chemical customers served is due to our discontinuing service to customers who did not meet our volume requirements. Overall, chemical and equipment sales declined $66,063 in 2001 from 2000.


     Drive thru truck washing system
     -------------------------------

     We have also designed a drive thru truck wash system that washes a tractor/trailer combination in approximately 90 seconds. Unlike the hand washing systems, drive thru washing systems are not provided on loan, but are sold at prices of $55,000 - $95,000. The system cleans without brushing by means of two chemical spray arches and a rinse arch, each with separate pump systems, a chemical mixing system, and a master control panel with appropriate controls and sensors. The system initially dispenses a pre-soak solution, followed with a detergent solution, which reacts with the pre-soak solution to finish cleaning. Finally, the truck is rinsed, including an undercarriage rinse, with a rinse pump dispensing water at a rate of approximately 230 gallons per minute. The system can handle trucks up to 8 feet 6 inches wide and 13 feet
6 inches high.  To date, we have sold seven drive thru wash systems.   One drive
thru system was sold in 2001.

     A drive thru truck wash is a mechanical and electronic system that is sold to a customer, typically not a tank truck carrier, but a dry freight box carrier to clean the exteriors of trucks and trailers. These systems are sold to trucking companies that have a sufficient number of units to require high volume production washing. The systems, when sold, are installed at the customer's maintenance facility, allowing them to clean their own tractor/trailer combinations on a regular basis. We sell maintenance and cleaning chemicals on an ongoing basis to the owners of the drive thru truck wash systems. During 2002, we intend to increase advertising for this segment of our business.

     Internal tank cleaning operations
     ---------------------------------

     Our chemical business has grown primarily within the tank truck industry. As a result, our management has become familiar with the characteristics and needs of that industry, which prompted us to enter into "internal" tank cleaning in 1999. In March 1999, we acquired, on a lease purchase contract, a truck terminal/tank wash facility in Hahnville, Louisiana. After remodeling the facility at a cost of approximately $300,000, the facility opened in August 1999.

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

     Since opening for business the third week of August 1999 the Hahnville facility has seen steady growth in revenue, as shown below. The facility became profitable in June 2000 as a result of new contracts with new customers which increased the number of trailers cleaned each month, and also increased the service revenue. The increase in tank wash revenue is responsible for our overall sales increase. In 2001 tank cleaning sales increased by $375,747 from the 2000 level.

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

Intellectual Property

     We do not have a formal research and development division. Our expenditures on research and development have been limited to contracting with a research chemist for assistance with certain new chemical formulas. There were no research expenditures in 2001.
     We regard intellectual property rights as essential to our success, and we rely extensively on trademark rights and confidentiality agreements, between and amongst our partners, employees, and others, to protect our proprietary interests. We are the proprietor of a service mark on the Fleetclean Systems, Inc. mark. We do not currently hold any patents on our chemical formulas or on the components comprising our drive thru washing system.

Marketing

     We have not entered into extensive advertising programs, but have grown through direct sales efforts, and referrals from satisfied customers. We currently service 91 chemical customers in 24 states, plus 70 regular customers at the tank wash facility. Although we believe we compete in a fragmented market with few large competitors, there is no assurance that we will not in the future compete against larger companies with greater financial resources.

Employees

     We currently have 17 full-time employees. No employees are covered by a collective bargaining agreement. We consider relations with our employees to be satisfactory.

Competition

     Competition in the chemical distribution business is very fragmented, with the bulk of the competition as locally owned family businesses. There are currently 332 commercial tank cleaning facilities in the country as listed in the March 2002 issue of "Modern Bulk Transporter" magazine. Of these, 36 are limited to food grade only, and another 165 are operated by trucking firms primarily to service their own trucks, leaving only 131 facilities as independent full service commercial tank washes. Of the 131 independent facilities, 18 are owned and operated by Philip Services Corporation, which is the country's largest chain of independent tank cleaning facilities.

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

     The majority of the independent tank washes are small family owned businesses. Some of these family owned businesses are being considered as potential acquisition candidates with a view to developing a national chain. We believe many of these businesses use antiquated, inefficient methods, and we believe that an opportunity exists to become a significant service provider nationwide by acquiring carefully selected facilities, while at the same time building new modern facilities in key markets

RISK FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

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

CONCENTRATION OF CONTROL

     Our board of directors beneficially own approximately 50% of our outstanding common stock. As a result, these stockholders have the ability to substantially influence and may effectively control, the outcome of corporate actions requiring stockholder approval, including the election of directors. This concentration of ownership may have the effect of delaying or preventing a change in control of Fleetclean Systems.

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

ITEM 2.  DESCRIPTION OF PROPERTY

     Hardin, Texas. We are purchasing 3.3 acres in Hardin, Texas, which serves as corporate headquarters and our primary manufacturing facility, with a total of 5,500 square feet of office, manufacturing, and warehouse space. The current mortgage balance is approximately $54,500. We entered into a note payable in September 1998, which provides for monthly payments of $941 for 120 months.

     Hahnville, Louisiana. We have entered into a lease purchase contract with Trimac Transportation for the purchase of 1.52 acres, in Hahnville, Louisiana. The site has 52,844 square feet of 6 inch reinforced concrete paving and is surrounded by a chain link fence. The steel frame industrial building is 7,399 square feet and has two maintenance bays and one oversized cleaning bay capable of handling two trailers at a time, plus a boiler/equipment room. Finished office area is 508 square feet plus a 612 square feet finished mezzanine with an eating area and shower facility. The purchase price on the property is $450,000 payable in monthly payments of $5,000. One half of the payment is a lease payment, and one half is applied to the principal balance, with a balloon payment after 60 months of $250,000. Payments began June 1, 1999. In April

2000, we purchased an additional   acre across the street from the tank wash at
a cost of $100,000. The purchase was financed by the seller on a five-year note with monthly payments of $1,548. The down payment was $25,000 and the balance owed on December 31, 2001 was approximately $53,532. We installed utilities on the property and paved it for additional parking. In November 2000, we implemented a three-year agreement with a customer that allows them to place an office trailer on the property in return for which we clean and service their trucks and trailers.

     We rent, on a month-to-month basis, small warehouses in Statesville, North Carolina; Providence, Rhode Island; and Monticello, Indiana at a total monthly rental of $1,450.

     We believe our present facilities are adequate for our current operations, and that our properties are adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS

     None

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

                             HIGH  LOW
     FISCAL 2000
     -----------

First Quarter                .453   .07
Second Quarter                .48  .141
Third Quarter                .141   .08
Fourth Quarter                .08  .041

     FISCAL 2001
     -----------
First Quarter                 .06   .05
Second Quarter                 05   .04
Third Quarter                  05   .03
Fourth Quarter                .04   .02

     On March 5, 2002, the closing price of our common stock as reported by the OTC Electronic Bulletin Board was $.04. We believe that as of March 30, 2002, there were approximately 362 record owners of our common stock. It is our present policy not to pay cash dividends and to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon the amount of funds legally available, our earnings, financial condition, capital requirements, and other factors that the board of directors may deem relevant. We have not paid any dividends during the last two fiscal years and do not anticipate paying any cash dividends in the foreseeable future.

     RECENT SALES OF UNREGISTERED SECURITIES

     In December 2001, we issued 1,000,000 shares of common stock to our officers, directors, employees, and consultants as a bonus. We believe the above transactions were exempt from registration pursuant to Section 4(2) of the Securities Act, as the recipients were all accredited investors, or sophisticated investors and since the transactions were non-recurring and privately negotiated.

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

YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

     Revenues

     Total revenues increased to $1,802,611 for the year ended December 31, 2001 compared with $1,451,265 for the year ended December 31, 2000. The increase of 24% was attributable to increased internal tank cleaning revenues from the Hahnville facility during the year ended December 31, 2001.

     Cost of goods sold

For the year ended December 31, 2001, cost of goods sold increased to $576,783 from $413,363 during the year ended December 31, 2000. The increase of 40% was primarily attributable to increased direct labor and associated costs at the Hahnville facility. Our gross margins for the year ended December 31, 2001 declined to 68% from 72% for the year ended December 31, 2000. The decline in gross margins was due to the lower margins received from our internal tank washing revenues in the Hahnville facility.

     General and Administrative Expenses

     For the year ended December 31, 2001, general and administrative expenses decreased to $1,107,810 from $1,144,636 during the year ended December 31, 2000. The decrease of 3% was primarily due to:

     -    a decrease in advertising costs;
     -    a decrease in investor relations costs;
     -    a decrease in interest expense, and;
     -    a decrease in professional fees.


     Net Loss

     For the year ended December 31, 2001, our net profit was $39,238 compared to net loss of $214,836 for the year ended December 31, 1999. The profit was primarily attributable to the increase in tank wash revenue as described above, along with an overall decrease in expenses.

     Cash Flows

     Our operating activities provided net cash of $207,296 in fiscal 2001 and $156,400 in fiscal 2000. Net cash provided by operating activities in fiscal 2000 increased due to an increase in the net operating profit for the year and from an increase in our depreciation of $14,857.

     Our investing activities used net cash of $92,006 in fiscal 2001 and $339,627 in 2000. The $92,006 was for the purchase of new service, delivery trucks. There was no significant investing in land, buildings, or equipment in 2001, compared to $339,627 invested in expansion of the Hahnville facility in 2000, along with the purchase of a truck.

     Our financing activities used cash of $115,145 in fiscal 2001 compared with $181,928 provided from financing in fiscal 2000. The amount used in financing was due to reducing notes payable. There were no stock sales in 2001.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2001, we had cash of $250 and negative working capital of $75,501. We continued to receive cash flow from operations during 2001 as the Hahnville facility continued to generate positive cash flows. We have only operated the Hahnville facility since August 1999, and as such there is no assurance that we will continue to generate positive cash flow from the facility. We estimate our monthly operating expenditure for fiscal 2002 will be approximately $135,000, although unexpected expenses may increase our monthly outlays. In addition, we intend to make additional acquisitions during the year, which will cause increased expenditures.

     As of December 31, 2001, we had notes payable aggregating $825,421 to financial institutions and entities due through September 2008 at interest rates ranging from 8.25% to 14.7%. Of these notes payable, $174,344 is due during the year ended December 31, 2002. In addition we are currently leasing several other properties on a month-to-month basis with aggregate lease payments of $1,450 per month.

     We do not have any significant credit facilities available with financial institutions or other third parties and we rely on internal cash flow for operations. At the present time, we have no commitments for any external financing, and if we are able to generate external funding, it will likely be on a best-efforts basis and may involve substantial dilution to our present shareholders. In addition, although we have received advances from our officers in the past, we do not expect that we will be able to rely on such advances in the future.

     If we are unable to generate external funding, we will be required to curtail our expansion plans. We believe our current financial situation is
adequate for continued operations.   We believe we can sustain our current
operations if we discontinue all growth expenditures, and use all cash flows from operations to fund our current operations.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS

     The financial statements commencing on page F-1 have been audited by Malone & Bailey, PLLC, independent certified public accountants, to the extent and for the periods set forth in their reports appearing elsewhere herein and are included in reliance upon such reports given upon the authority of said firm as experts in auditing and accounting.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     This information was previously reported on our form 8K filed August 3, 2001, as amended on August 28, 2001.

                         PART III

ITEMS 9 TO 12 INCLUSIVE.

     These items have been omitted in accordance with the general instructions to Form 10-KSB. Prior to April 30, 2002, we will file a definitive proxy statement or information statement that will involve the election of directors. The information required by these items will be included in such proxy statement or information statement and are incorporated by reference in this annual report.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are to be filed as part of the annual report:

      EXHIBIT NO.   IDENTIFICATION OF EXHIBIT

      Exhibit 3.1 Articles of Incorporation of Fleetclean Systems, Inc. (filed previously as Exhibit 2.1 to the company's Form 10-SB, file no. 000-27467)

      Exhibit 3.2   Amended and Restated Bylaws of Fleetclean Systems,
                    Inc. (filed previously as Exhibit 2.2 to the company's Form 10-SB, file no. 000-27467)

      Exhibit 4.1 Common Stock Certificate of Fleetclean Systems, Inc. (filed previously as Exhibit 2.1 to the company's Form 10-SB, file no. 000-27467)

     Exhibit 10.1   Lease/Purchase Agreement (filed previously as
                    Exhibit 6.4 to the company's Form 10-SB/A, amendment #2, file no. 000-27467)


     (b) There have been no reports filed on Form 8-Kduring the forth quarter of fiscal 2001.

                                   SIGNATURES
                                   ----------


     In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Fleetclean Systems, Inc.


                                  /s/ Kenneth A. Philips
                              By: ----------------------------------
                                  Kenneth A. Philips, President


                        _________________________________

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                      Title                               Date
---------                      -----                               ----

/s/ Kenneth A. Philips
-----------------------        Chairman of the Board              March 29, 2002
Kenneth A. Philips             and President

/s/ Jay G. Phillips
-----------------------        Director and Vice-President        March 29, 2002
Jay G. Phillips                Customer Service

/s/ Richard R. Royall
-----------------------        Director                           March 29, 2002
Richard R. Royall

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Fleetclean Systems, Inc.

We have audited the accompanying balance sheet of Fleetclean Systems, Inc. as of December 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fleetclean Systems, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.


Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com

February 12, 2002

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Fleetclean Systems, Inc.


We have audited the statements of operations, stockholders' equity and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


McManus & Co., P.C.
Rockaway, New Jersey
April 5, 2001

                            FLEETCLEAN SYSTEMS, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 2001


                                    ASSETS

Current assets
  Cash                                                  $      250
  Accounts receivable                                      256,361
  Employee advances                                          4,777
  Inventory                                                143,624
  Prepaid expenses                                           7,978
                                                        -----------
    Total current assets                                   412,990

Property and equipment, net                              1,489,035

Goodwill net of accumulated amortization of $39,709        164,153
Other assets                                                 2,345
                                                        -----------
                                                        $2,068,523
                                                        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt and capital leases  $  174,344
  Bank overdraft                                            38,106
  Accounts payable                                         213,814
  Accrued expenses                                          62,227
                                                        -----------
    Total current liabilities                              488,491
                                                        -----------

Long-term debt and capital leases                          651,077

Commitments

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.01 par value, 50,000,000 shares
  authorized, 18,796,746 shares issued and outstanding     187,967
Additional paid in capital                               1,293,918
Accumulated deficit                                       (552,930)
                                                        -----------
  Total Stockholders' Equity                               928,955
                                                        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $2,068,523
                                                        ===========

           See accompanying summary of accounting policies and notes to financial statements.

                            FLEETCLEAN SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS


                                                      For the Years Ended
                                                          December 31,
                                                    --------------------------
                                                        2001          2000
                                                    ------------  ------------
Net sales                                           $ 1,802,611   $ 1,451,265
Cost of goods sold                                      576,783       413,363
                                                    ------------  ------------
Gross profit                                          1,225,828     1,037,902
                                                    ------------  ------------

Operating expenses:
  Salaries and benefits                                 520,895       505,063
  General and administrative                            360,675       400,436
  Depreciation and amortization                         198,215       183,358
  Legal and professional                                 47,893        61,675
  Gain on sale of assets                                (19,868)       (5,896)
                                                    ------------  ------------
                                                      1,107,810     1,144,636
                                                    ------------  ------------

Income (loss) from operations                           118,018      (106,734)

Other income (expense):
  Interest expense                                      (87,923)     (110,250)
  Other                                                   2,682         2,148
                                                    ------------  ------------
                                                        (85,241)     (108,102)
                                                    ------------  ------------

Net income (loss) before benefit for income taxes        32,777      (214,836)
Benefit for income taxes                                  6,461             -
                                                    ------------  ------------
Net income (loss)                                   $    39,238   $  (214,836)
                                                    ============  ============


Net income (loss) per share:
  Basic                                             $      0.00   $     (0.02)
                                                    ============  ============
  Diluted                                           $      0.00   $     (0.02)
                                                    ============  ============

Weighted average shares outstanding:
  Basic                                              18,048,081    13,953,064
                                                    ============  ============
  Diluted                                            18,048,081    13,953,064
                                                    ============  ============

                See accompanying summary of accounting policies
                       and notes to financial statements.

                            FLEETCLEAN SYSTEMS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                        FOR THE YEARS ENDED DECEMBER 31, 2001

                              Common stock        Additional
                        -----------------------     paid in    Accumulated
                          Shares      Amount        capital      deficit       Total
                        ----------  -----------  ------------  ----------  ----------
Balance, January 1,
1999                    10,590,014  $   105,900  $    817,318  $(377,332)  $ 545,886

Issuance of stock for
cash                     1,937,804       19,378       280,622          -     300,000

Issuance of stock or
services                   675,622        6,756        25,447          -      32,203

Issuance of stock for
conversion of warrants     283,332        2,833        11,332          -      14,165

Issuance of stock for
conversion of debt       3,639,974       36,400       145,599          -     181,999

Issuance of stock for
incentive compensation     850,000        8,500         8,925          -      17,425

Issuance of stock for
payments                    70,000          700         2,800          -       3,500

Net loss                         -            -             -   (214,836)   (214,836)
                        ----------  -----------  ------------  ----------  ----------

Balance, December 31,
2000                    18,046,746      180,467     1,292,043   (592,168)    880,342

Issuance of stock for
compensation               750,000        7,500         1,875          -       9,375

Net income                       -            -             -     39,238      39,238
                        ----------  -----------  ------------  ----------  ----------
Balance at December
31, 2001                18,796,746  $   187,967  $  1,293,918  $(552,930)  $ 928,955
                        ==========  ===========  ============  ==========  ==========

                See accompanying summary of accounting policies
                       and notes to financial statements.

                            FLEETCLEAN SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS

                                                        For the Years Ended
                                                           December 31,
                                                      ----------------------
                                                         2001        2000
                                                      ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITES:
Net income (loss)                                     $  39,238   $(214,836)
Adjustments to reconcile net income (loss) to cash
  used in operating activities:
  Stock issued for services                                   -      32,203
  Stock issued for conversion of debt                         -     181,999
  Stock issued for compensation                           9,375           -
  Depreciation and amortization                         198,215     183,358
  Gain on sale of assets                                (19,868)          -
Changes in operating assets and liabilities:
  Accounts receivable                                   (56,768)    (39,940)
  Employee advances                                       1,232      (1,221)
  Inventory                                              20,470     (12,371)
  Prepaid expenses                                        3,022       3,054
  Other assets                                            5,575      (5,575)
  Deferred tax asset                                     24,583      (2,162)
  Accounts payable                                      (27,959)     59,778
  Accounts payable - overdraft                           38,106           -
  Accrued expenses                                        3,120     (30,050)
  Deferred tax liability                                (31,045)      2,163
                                                      ----------  ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES               207,296     156,400
                                                      ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                     (131,352)   (339,627)
Proceeds from the sale of property and equipment         39,346           -
                                                      ----------  ----------

NET CASH USED IN INVESTING ACTIVITIES                   (92,006)   (339,627)
                                                      ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITES:
Proceeds on notes payable                                49,783      14,697
Payments on notes payable                              (164,928)          -
Advances officer                                              -    (167,859)
Issuance of common stock                                      -     335,090
                                                      ----------  ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
                                                       (115,145)    181,928
                                                      ----------  ----------

NET INCREASE (DECREASE) IN CASH                             145      (1,299)
                                                      ----------  ----------
Cash, beg. of period                                        105       1,404
                                                      ----------  ----------
Cash, end of period                                   $     250   $     105
                                                      ==========  ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                         $  87,923   $ 110,250
Income taxes paid                                     $       -   $       -

                See accompanying summary of accounting policies
                       and notes to financial statements.

                            FLEETCLEAN SYSTEMS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE  1  DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

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

During 1999, the Company acquired a truck terminal / internal tank wash facility in Hahnville, Louisiana under a lease purchase contract.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

Inventory

Inventories are valued at the lower of cost or market. Cost is determined by using the average cost method. Inventories consist primarily of parts and chemicals.

Long-lived Assets

Property, plant and equipment are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Depreciation is computed by applying the straight-line method over the estimated useful lives of the buildings (thirty nine years) and by applying the straight-line or accelerated methods over the estimated useful lives of machinery and equipment (five to seven years). Leasehold improvements are amortized over the shorter of the useful life of the improvement or the life of the related lease. The Company performs reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Goodwill

Goodwill relates to the value of a company acquired. The cost of the goodwill is amortized on a straight-line basis over the estimated life of fifteen years. Goodwill is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. These criteria are generally met at the time product is shipped. Shipping and handling costs are included in cost of goods sold.

Income Taxes

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Earnings Per Common Share

Basic earnings (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding during the period. Diluted earnings per common share for 2001 is based on the weighted average number of common shares outstanding during the period plus the inclusion of common share equivalents. No incremental shares were used in the calculation of diluted loss per common share for 2001 and 2000, respectively. Warrants to purchase 316,667 shares of common stock in 2001 were outstanding but not included in the computation of diluted earnings per common share because the exercise price was greater than the average market price of the common shares.

Stock-Based Compensation

The Company accounts for stock-based compensation under the intrinsic value method. Under this method, the Company recognizes no compensation expense for stock options granted when the number of underlying shares is known and exercise price of the option is greater than or equal to the fair market value of the stock on the date of grant.

Advertising

Advertising costs are expensed as incurred. Advertising expenses were $3,372 and $26,119 for the years ended December 31, 2001 and 2000, respectively.

Recent Pronouncements

In June 2001, the Financial Accounting Standards Board issued FAS 142, Goodwill and Other Intangible Assets. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, The Company is required to adopt FAS 142 effective January 1, 2002. Application of the non-amortization provisions of FAS 142 for goodwill is expected to result in an increase in operating income of approximately $14,000 in 2002. At December 31, 2001, the Company had goodwill of approximately $164,000. Pursuant to FAS 142, the Company will test its goodwill for impairment upon adoption and, if impairment is indicated, record such impairment as a cumulative effect of an accounting change. The Company is currently evaluating the effect that the adoption may have on its consolidated results of operation and financial position.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

                                         December 31,
                                       ------------------
                                         2001      2000
                                       --------  --------
Accounts receivable                    $259,619  $202,852
Less: Allowance for doubtful accounts     3,258     3,258
                                       --------  --------
                                       $256,361  $199,594
                                       ========  ========

NOTE 3 - PROPERTY, PLANT, AND EQUIPMENT:

Components of property, plant, and equipment, at December 31, 2001 and 2000 are as follows:

                                                         December 31,
                                                   ------------------------
                                                      2001         2000
                                                   -----------  -----------
  Demonstration equipment                          $  456,059   $  443,600
  Furniture and fixtures                               38,681       37,208
  Machinery and equipment                             309,561      302,742
  Leasehold improvements                                3,012        3,012
  Land                                                270,330      270,330
  Building                                            454,849      454,849
  Tank cleaning equipment                             354,667      338,289
  Transportation equipment                            358,643      386,574
                                                   -----------  -----------
                                                    2,245,802    2,236,604
  Less: accumulated depreciation and amortization    (756,767)    (674,819)
                                                   -----------  -----------
                                                   $1,489,035   $1,561,785
                                                   ===========  ===========

Depreciation expense totaled $184,624 and $169,800 in 2001 and 2000, respectively.

NOTE 4 - Major Customers

The Company has two and one customers that accounted for more than 10% of net sales, and collectively, these customers accounted for 36% and 24% of net sales for the years ended December 31, 2001 and 2000, respectively. The breakdown is as follows at December 31:

Customer    2001      2000
--------  --------  --------

  A       $329,467  $353,296
  B       $319,451  $      -

NOTE 5 - LONG-TERM DEBT

Long-term debt consists of the following:

                                  Maturity  Interest
                    Collateral      Date      rate        2001        2000
                   -------------  --------  ---------  ----------  ----------
Southwest Bank     Forklift        10/4/02      10.0%  $   3,004   $   6,276
Case Credit        1999 Truck      8/10/03      10.6%          -      19,503
Case Credit        1999 Trucks     10/6/03       9.6%     45,424      67,184
Trimac Bulk        Land, building
Trans.             and equipment   2/29/04      6.79%    340,405     375,973

Southwest Bank     2000 Truck      8/10/04      8.25%     17,595      23,290

Granite Financial  Equipment       8/15/04      14.7%     64,700      83,146
1st Liberty
National           2001 Truck     12/13/04      10.5%     29,048      36,875
1st Liberty
National           2001 Truck     12/13/04      10.5%     29,048      36,875
D. Vial            Land            4/14/05      8.75%     53,532      66,785
1st Liberty        Receivables
National           and inventory  12/27/05      10.5%    137,427     163,673
1st Liberty
National           Land/building    9/4/08     9.875%     55,455      60,986
Southwest Bank     2001 Truck      1/16/05      8.25%     26,424           -
Southwest Bank     2001 Truck      1/16/05      8.25%     23,359           -
                                                         825,421     940,566
                                                       ----------  ----------
Less: current portion of long-term debt and capital
  Leases                                                (174,344)   (152,095)
                                                       ----------  ----------
         Long-term debt and capital leases             $ 651,077   $ 788,471
                                                       ==========  ==========

All notes are personally guaranteed by the President of the Company.

Principal repayments for each of the next five years are as follows:

                                       Amount
                                     ---------
                    2002             $ 174,344
                    2003               184,581
                    2004               385,169
                    2005                56,544
                    2006                 9,946
                    Thereafter          14,837
                                     ---------
                                     $ 825,421
                                     =========

NOTE 6 - SHAREHOLDERS' ADVANCES

During 2000, the Company converted approximately $167,000 of shareholder advances into 3,539,974 shares of the Company's restricted common stock.

NOTE 7 - INCOME TAXES

The provision (benefit) for federal income tax consists of the following for the years ended December 31,:

                                      2001        2000
                                   ----------  ----------
  Current provision (benefit)      $       -   $       -
  Deferred provision (benefit)        (6,461)          -
                                   ----------  ----------
                                   $  (6,461)  $       -
                                   ==========  ==========

Deferred income taxes consist of the following at December 31,:

                                      2001        2000
                                   ----------  ----------
  Short-term:
    Deferred tax assets            $ 162,000   $ 238,917

  Long-term:
    Deferred tax liability                 -     (51,854)
    Valuation allowance             (162,000)   (193,524)
                                   ----------  ----------
                                   $       -   $  (6,461)
                                   ==========  ==========


The following is a reconciliation of income taxes calculated at the United States federal statutory rate to the income tax provision (benefit):

                                     For the years ended
                                        December 31,
                                   ----------------------
                                      2001        2000
                                   ----------  ----------
  Provision (benefit) for income
  taxes at U.S. statutory rate            34%       (34)%
  Other items, net                      (20)%          -
  Effect of utilization of net
  operating loss carryforwards          (34)%         34%
                                   ----------  ----------
  Income tax provision (benefit)        (20)%          0%
                                   ==========  ==========

The Company had taxable income of approximately $32,000 and an income tax loss of $241,028 for the years ended December 31, 2001 and 2000, respectively. The Company has net operating losses carry-forwards of approximately $476,000 which will expire in years from 2011 through 2020, respectively.

NOTE 8 - COMMITMENTS

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

Minimum future lease rentals are as follows:

   December 31,    Amount
                 --------
   2002          $ 18,600
   2003            18,600
   2004            18,600
   2005             7,750

Rent expense was $19,025 and $24,338 for the years ending December 31, 2001 and 2000, respectively.

NOTE 9 - WARRANTS

The Company has issued and outstanding the following warrants which have not yet been exercised at December 31, 2001:

The Company issued 66,667 stock purchase warrants to Eugene Snowden, expiring December 15, 2002. The warrants are to purchase fully paid and non-assessable shares of the Company's common stock, par value $0.01 per share at a purchase price of $0.05 per share.

The Company issued 66,667 stock purchase warrants to Eugene Snowden, expiring December 15, 2003. The warrants are to purchase fully paid and non-assessable shares of the Company's common stock, par value $0.01 per share at a purchase price of $0.05 per share.

The Company issued 100,000 stock purchase warrants to Eugene Snowden, expiring January 1, 2003. The warrants are to purchase fully paid and non-assessable shares of the Company's common stock, par value $0.01 per share at a purchase price of $0.05 per share.

The Company issued 83,334 stock purchase warrants to Ken Philips, CEO expiring October 15, 2002. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.01 per share at a purchase price of $.05 per share.

NOTE 10 - EMPLOYEE STOCK OPTION PLAN

During 2000, both the directors and the shareholders ratified the "2000 Stock Option Plan". This plan has 5,000,000 shares of the Company common stock reserved for issuance. At December 31, 2001, no options have been granted pursuant to the plan.