Form 10QSB
period 2002-03-31
FLEETCLEAN SYSTEMS INC
filed 2002-05-15
CIK 1020646

UNITED STATES SECURITIES AND EXCHANGE COMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


  [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended March 31, 2002

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


The number of shares of common stock of the Registrant outstanding at May 9, 2002 was 19,046,746.

                             FLEETCLEAN SYSTEMS INC
                                 BALANCE SHEETS

                                     ASSETS


                                                                       31-MAR
                                                                        2002
                                                                     ----------
                                                                      UNAUDITED
CURRENT ASSETS:
     CASH                                                            $      250
     ACCOUNTS RECEIVABLE - NET                                          251,216
     EMPLOYEE ADVANCES                                                    5,155
     INVENTORY                                                          146,041
     PREPAID EXPENSES                                                    67,750
                                                                     ----------
               TOTAL CURRENT ASSETS                                     470,412

PROPERTY, PLANT, AND EQUIPMENT: - NET                                 1,678,875

OTHER ASSETS:
     OTHER ASSETS                                                         7,345
     GOODWILL                                                           164,153
                                                                     ----------

               TOTAL OTHER ASSETS                                       171,498
                                                                     ----------

TOTAL ASSETS                                                         $2,320,785
                                                                     ==========

                             FLEETCLEAN SYSTEMS INC

                                 BALANCE SHEETS

                       LIABIITIES AND STOCKHOLDERS' EQUITY


                                                                          31-MAR
                                                                           2002
                                                                        ----------
                                                                        UNAUDITED
CURRENT LIABILITIES:
     ACCOUNTS PAYABLE                                                   $  281,910
     NOTES PAYABLE                                                         379,657
     INSURANCE PAYABLE                                                      54,554
     ACCRUED EXPENSES                                                       53,746
                                                                        ----------

                   TOTAL CURRENT LIABILITIES                               769,867

LONG-TERM LIABILITIES:
     NOTES PAYABLE - NET OF CURRENT PORTION                                618,922
                                                                        ----------

TOTAL LIABILITIES                                                        1,388,789
                                                                        ----------


STOCKHOLDERS' EQUITY:
     COMMON STOCK - $.01 PAR VALUE
     AUTHORIZED 50,000,000 SHARES
     ISSUED AND OUTSTANDING - 19,046,746                                   190,467
     PAID IN CAPITAL                                                     1,294,543
     RETAINED EARNINGS                                                    -553,014
                                                                        ----------

                  TOTAL STOCKHOLDERS' EQUITY                               931,996
                                                                        ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $2,320,785
                                                                        ==========

                            FLEETCLEAN SYSTEMS INC.
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


                                                      THREE       THREE
                                                      MONTHS      MONTHS
                                                      2,002       2,001
                                                    UNAUDITED   UNAUDITED
REVENUES:
       NET SALES                                    $  427,486  $  408,837

       LESS: COST OF GOODS SOLD                        140,589     114,170
                                                    ----------  ----------

               GROSS PROFIT                            286,897     294,667
                                                    ----------  ----------

GENERAL AND ADMINISTRATIVE EXPENSES:
       SALARIES AND PAYROLL TAXES                      121,560     131,865
       ADVERTISING                                         190          84
       AUTO EXPENSE                                     11,795      14,735
       CUSTOMER DAMAGE                                     650
       DEPRECIATION AND AMORTIZATION                    46,256      45,898
       DUES & SUBSCRIPTIONS                              1,020       1,255
       ENTERTAINMENT                                        51         110
       EQUIPMENT REPAIRS                                 5,133
       INSURANCE                                        27,777      22,492
       INVESTOR RELATIONS                                1,775         775
       LICENSES  & FEES                                  2,922         300
       OFFICE EXPENSE                                    4,525       3,772
       POSTAGE/FREIGHT                                     593       2,052
       PROFESSIONAL FEES                                 2,835       6,251
       RENT                                              4,350       5,400
       SHOP EXPENSE                                      8,812       8,343
       TAXES - OTHER                                     3,319       2,383
       TELEPHONE & UTILITIES                            15,624      16,379
       TRAILER EXPENSE                                     458          63
       TRAVEL                                            6,778       5,652
                                                    ----------  ----------

         TOTAL GENERAL AND ADMINISTRATIVE EXPENSES     266,423     267,809
                                                    ----------  ----------

NET INCOME (LOSS) FROM OPERATIONS                       20,474      26,858

OTHER INCOME (EXPENSE)
       MISCELLANEOUS INCOME - NET                          318         281
       GAIN ON SALES OF ASSET                                0      14,294
       INTEREST EXPENSE                                -20,876     -22,892
                                                    ----------  ----------

         TOTAL OTHER INCOME (EXPENSE)                  -20,558      -8,317
                                                    ----------  ----------

NET INCOME (LOSS) BEFORE INCOME TAXES                      -84      18,541

       PROVISION FOR INCOME TAXES                            0           0
                                                    ----------  ----------

NET INCOME (LOSS)                                          -84      18,541
RETAINED EARNINGS/(DEFICIT) BEGINNING OF PERIOD       -552,930    -592,168
                                                    ----------  ----------

RETAINED EARNINGS/(DEFICIT) END OF PERIOD            -$553,014   -$573,627
                                                    ==========  ==========

               NET INCOME (LOSS) PER COMMON SHARE
                       BASIC                                 ?           ?
                       DILUTED                               ?           ?

WEIGHTED AVERAGE SHARES OUTSTANDING                          ?           ?

                             FLEETCLEAN SYSTEMS INC.
                             STATEMENTS OF CASH FLOWS
                       FOR THE THREE MONTHS ENDED MARCH 31


                                                                2002       2001
                                                             ---------------------
                                                              UNAUDITED  UNAUDITED
OPERATING ACTIVITIES:
  NET INCOME (LOSS)                                                -$84  $ 18,541
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET
  CASH USED BY OPERATING ACTIVITIES:
    STOCK ISSUED FOR CONVERSION OF DEBT                           3,125
    STOCK ISSUED FOR SERVICES RENDERED
    DEPRECIATION AND AMORTIZATION                                46,256    45,898
    (INCREASE)/DECREASE IN ACCOUNTS RECEIVABLE                    5,145   -27,658
    (INCREASE)/DECREASE IN EMPLOYEE ADVANCES                       -378       779
    (INCREASE)/DECREASE IN INVENTORIES                           -2,417     3,668
    (INCREASE)/DECREASE IN PREPAID EXPENSES                     -59,772   -31,035
    (INCREASE)/DECREASE IN OTHER ASSETS                          -5,000         0
    INCREASE/(DECREASE) IN ACCOUNTS PAYABLE                      29,990    16,039
    INCREASE/(DECREASE) IN INSURANCE PAYABLE                     54,554    30,457
    INCREASE/(DECREASE) IN ACCRUED EXPENSES                      -8,481     2,310
                                                             ---------------------

     NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES        62,938    58,999

INVESTING ACTIVITIES:
    PURCHASE OF PROPERTY, PLANT, AND EQUIPMENT                 -236,096   -64,371

    NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES       -236,096   -64,371

FINANCING ACTIVITIES:
    INCREASE/(DECREASE) IN NOTES PAYABLE                        173,158     5,517
    ISSUANCE OF COMMON STOCK - NET

    NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES        173,158     5,517
                                                             ---------------------
    NET INCREASE/(DECREASE) IN CASH                                   0       145

CASH AT BEGINNING OF PERIOD                                         250       105
                                                             ---------------------

CASH AT END OF PERIOD                                        $      250  $    250
                                                             =====================


SUPPLEMENTAL DISCLOSURES OF  CASH FLOW INFORMATION
  CASH PAID DURING THE PERIODS ENDED, MARCH 30                  2002      2001
                                                             ---------------------

          INTEREST EXPENSE                                   $   20,876  $ 22,892
          INCOME TAX                                                  0         0
          PURCHASE OF PROPERTY IN FREEPORT, TEXAS            $  221,642  $      0

ITEM 1.   FINANCIAL STATEMENTS

                            FLEETCLEAN SYSTEMS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

                                 MARCH 31, 2002

NOTE 1 - BASIS OF PRESENTATION:

     The accompanying unaudited financial statements have been prepared by Fleetclean Systems Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Results of operations for the three-month period ended March 31. 2002 are not necessarily indicative of future financial results. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended December 31, 2001, included with the Company's Form 10-KSB, as filed with the Securities and Exchange Commission.

NOTE 2 -  OUTSTANDING WARRANTS:


          66,667 stock purchase warrants expiring December 15, 2002 at a purchase price of $0.05 per share.

          66,667 stock purchase warrants expiring December 15, 2003 at a purchase price of $0.05 per share.

          100,000 stock purchase warrants expiring January 1, 2003 at a purchase price of $.05 per share.

          83,334 stock purchase warrants expiring October 15, 2002 at a purchase price of $1.00 per share.

NOTE 3 - ACCOUNTING CHANGES

     In June 2001, the Financial Accounting Standards Board issued FAS 142, Goodwill and Other Intangible Assets ("FAS 142"). Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. With respect to goodwill amortization
Fleetclean adopted FAS 142 effective January 1, 2002. The result of the application of the non-amortization provisions of FAS 142 for goodwill is not material for the three months ended March 31, 2002. At March 31, 2002,
Fleetclean had goodwill of $164,000. Pursuant to FAS 142, Fleetclean will complete its test for goodwill impairment during the second quarter 2002 and, if impairment is indicated, record such impairment as a cumulative effect of accounting change effective January 1, 2002. Fleetclean is currently evaluating the effect that the impairment review may have on its consolidated results of operation and financial position.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

     This Management's Discussion and Analysis as of March 31, 2002 and for the three-month period ended March 31, 2002 and 2001 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report.

     Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial conditions, or state other forward looking information. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as, "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statement. Factors that might cause or contribute to such a discrepancy include, but are not limited to the risks discussed in our other SEC filings, including those in our annual report on Form 10-KSB for the year ended December 31, 2001. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

     We are a national retail distributor of truck washing equipment and chemicals to operators of large trucking fleets. In 1994, we acquired the assets and business accounts of Chemex Southwestern Inc. and began to manufacture equipment and chemicals for retail distribution. During 1994, we opened a distribution warehouse in Statesville, North Carolina. In January 1996, we acquired the Kentucky operations, including a distribution warehouse, and customer accounts of Fleetcleaning Supply Company, Inc. In February 1999, we acquired the assets and ongoing business accounts of Tri-State Chemex Corp of Providence, Rhode Island. All equipment is manufactured in Texas, with chemical mixing facilities operating in Texas and Rhode Island. Distribution and customer service is by our employees who service specific geographic regions. In 1999 we opened an internal tank truck cleaning facility in Hahnville Louisiana. In April 2002 we purchased a tank wash facility in Freeport Texas at a cost of $220,000. This facility has been inactive for approximately nine months, and was purchased out of the bankruptcy of Matlack Systems Inc. We expect to remodel and upgrade the facility over the next 3 to 4 months prior to opening for business, at an anticipated capital expenditure of $150,000.

     We generate revenues from: (a) the sales of chemicals for use with our hand-held truck washing equipment, (b) sales of our drive-thru truck washing system, and (c) from our internal tank cleaning operations. We recognize revenues at the point of sale.

QUARTER ENDED MARCH 31, 2002 COMPARED TO THE QUARTER  ENDED MARCH 31, 2001

     Revenues

     Total revenues increased to $427,486 for the quarter ended March 31, 2002 compared with $408,837 for the quarter ended March 31, 2001. The increase of 5% was attributable to increased internal tank cleaning revenues from the Hahnville facility during the first quarter.

     Cost of goods sold

     For the quarter ended March 31, 2002, cost of goods sold increased to $140,589 from $114,170 during the quarter ended March 31, 2001. The increase of 23% was attributable to increased direct labor and associated costs at the Hahnville facility. Our gross margin as a percent of revenue decreased for the quarter ended March 31, 2002 to 67% from 72% for the quarter ended March 31, 2001. The decline in gross margin percentage was due to the lower margins received from our internal tank washing revenues in the Hahnville facility. Historically the gross margin on tank cleaning operations has been 55%. As tank cleaning revenues continue to increase due to the addition of the revenue from the Freeport tank wash later this year, the overall gross margin percentage will continue to decrease, even though revenues and net profit are expected to increase.

     General and Administrative Expenses

     For the quarter ended March 31, 2002, general and administrative expenses decreased to $266,423 from $267,809 during the quarter ended March 31, 2001. The decrease of .5% was primarily due to:

     - A decrease in salary expense attributable to a reduction of staff and combining of duties, and

     -    A decrease in automobile expenses.

These expense reductions were offset by an increase in insurance expense.

     Net Profit

     For the quarter ended March 31, 2002, our net loss was $84 compared to a net profit of $18,541 for the quarter ended March 31, 2001. The loss was primarily attributable to the increase in cost of sales as described above.

     Cash Flows
     Our operating activities used net cash of $84 in the first quarter of 2002 compared to producing $18,541 in the first quarter of 2001. Net cash used in operating activities in the first quarter of 2002 resulted primarily from net operating loss for the quarter, plus depreciation.

     Our investing activities used net cash of $236,096 in the first quarter of 2002 compared to $64,371 in the first quarter 2001. The increase of investing activities is attributable to the purchase of a tank cleaning facility in Freeport Texas in the first quarter of 2002 plus capital equipment for the Hahnville Louisiana tank cleaning facility.

     Our financing activities provided cash of $173,158 in the first quarter of 2002 compared to $5,517 in the first quarter of 2001. The increase in the first quarter of 2002 consisted primarily of a $125,000 net increase in notes payable resulting from the purchase of the Freeport Texas facility, plus $87,500 in the form of a convertible debenture. There was a conversion of $3,125 of trade payable debt converted to equity by the issuance of 250,000 shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2002, we had cash of $250 and negative working capital of $299,455. We do expect to receive cash flow from operations during the current fiscal year as the Hahnville facility continues to generate positive cash flows. We estimate our monthly operating expenditure for fiscal 2002 will be approximately $140,000, although unexpected expenses may increase our monthly outlays.

     As of March 31, 2002, we had notes payable aggregating $998,579 to financial institutions and entities due through March 2012 at interest rates ranging from 8.25% to 14.7%. Of these notes payable, $315,993 is due during the remaining 9 months of the year ended December 31, 2002. In addition, we are currently leasing several other properties on a month to month basis with aggregate lease payments of $1,500 per month.

     In connection with our purchase of the Freeport tank wash facility, we borrowed $125,000 in short-term debt from a financial institution, which is due in June 2002, and raised $87,500 through a private placement of convertible debt (the "private placement"). To date, we have raised a total of $125,000 in the private placement (which amount includes the aforementioned $87,500), and may raise an additional $125,000 on a best efforts basis. We used a portion of the funds from the private placement to pay down the $125,000 of short-term debt discussed above, and intend to pay down the remainder of the debt with future proceeds. As the private placement is on a best efforts basis, if we are unable to raise additional funds to repay the short-term debt due in June 2002, we will need to find other financing sources or negotiate an extension of the debt. We estimate needed renovations to the Freeport tank wash facility will cost approximately $150,000. We intend to finance the renovations through additional monies raised from debt or equity offerings, or through additional loans from financial institutions. At this time, we have no commitments for any additional funds for the renovation work, and as such, any delays in obtaining financing could delay the opening of the facility.

                                     PART II
                                OTHER INFORMATION

     Pursuant to the Instructions to Part II of the Form 10-QSB, Items 1& 3-5 are omitted.



ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     The following information sets forth certain information for all securities we issued without registration under the Act. There were no underwriters in any of these transactions, nor were any sales commissions paid thereon.

     In March and April 2002, we issued three-year unsecured convertible debt in the aggregate amount of $125,000. The debt is convertible into common stock at a per share price of 75% of the bid price at the date of conversion, provided that the holder may only convert the debt after the expiration of one year from issuance and prior to the expiration of two years from issuance. The debt has an interest rate of 7.25% per annum, which is payable on a quarterly basis, with the principal due upon expiration of the three-year term, unless sooner converted. The debt was offered only to accredited investors in transactions we believe to be exempt from registration pursuant to Section 4(2) and Regulation D of the Securities Act.


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


                                  Fleetclean Systems, Inc.




Date:  May 14, 2001               By:  /s/  Kenneth  A. Phillips
                                     ------------------------------------
                                         Kenneth  A. Phillips, President,
                                         Principal Financial Officer