Form 10KSB/A
period 2001-12-31
FLEETCLEAN SYSTEMS INC
filed 2002-05-20
CIK 1020646

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

--------------------------------------------------------------------------------

[X] AMENDMENT NO. 1 TO ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For  the  fiscal  year  ended  December  31,  2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                            FLEETCLEAN SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

Commission  file  number:  000-27467

               Texas                                    76-0196431
               -----                                    ----------
(State  or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)


P.O. Box 727, Hwy 834 East.7 miles, Hardin, Texas          77561
--------------------------------------------------        --------
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

Yes  [X]   No  [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's  revenues  for  the  12  months ended December 31, 2001 were $1,802,611

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and ask price on the OTC Electronic Bulletin Board on March 26, 2002 was $468,262. As of March 26, 2002 registrant had 19,046,746 shares of Common Stock outstanding.

     Fleetclean Systems, Inc., a Texas corporation (the "Company") hereby amends Items 9, 10, 11, and 12 of its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, as filed with the Securities and Exchange Commission on April 2, 2002, to add the additional information contained herein

                                    PART III

ITEMS 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     Set forth in the following table are the names of the directors and each of the executive officers and senior management, their respective positions and ages, and the year each director was first elected. The members of the Board of Directors of the Company serve until the next annual meeting of shareholders, or until their successors have been elected and have been qualified. The executive officers and senior management serve at the pleasure of the Board of Directors. Additional information concerning each of these individuals follows the table.

NAME                 AGE                    POSITION
---------------------------------------------------------------------------
Kenneth A. Phillips   57             Director and President
---------------------------------------------------------------------------
Jay G. Phillips       29  Director and Vice - President, Technical Services
---------------------------------------------------------------------------
Richard R. Royall     56                    Director
---------------------------------------------------------------------------
Kathryn M. Phillips   54             Secretary and Treasurer
---------------------------------------------------------------------------

     Kenneth A. Phillips is the Company's founder and has served as a Director and as President since the Company was founded in 1986.

     Jay G. Phillips has served as Vice-President, Technical Services since September 2001. Mr. Phillips began working for the Company part time while in high school and became a full time customer service representative in January 1994, where he was responsible for the Company's business in the eastern United States, servicing customers from the Statesville, North Carolina warehouse. In June 1995, Mr. Phillips was elected as a Director of the Company. In April 1998 until September 2001, Mr. Phillips assumed the position of Vice-President, Customer Service in Texas where he supervised four customer service representatives across the eastern half of the country.

     Richard R. Royall has served as a Director since June 1996. Mr. Royall has been a partner in the accounting firm of Royall & Fleschler, certified public accountants, for the past twelve years. Since April 1997, Mr. Royall has served as Chief Financial Officer of Eagle Wireless International, Inc.

     Kathryn M. Phillips has served as the Company's Secretary and Treasurer since the founding of the Company in 1986. Ms. Phillips is a graduate of Texas Tech University and has for the past 25 years held positions in general business accounting and controllership. From February 1986 until January 1997, Ms. Phillips was plant controller for Akzo Nobel Chemical Co., and worked part-time for the Company. Ms. Phillips has been a full-time employee of the Company since January 1997.

     Kathryn M. Phillips is the wife of Kenneth A. Phillips. Jay G. Phillips is the son of Kenneth and Kathryn Phillips. There are no other family relationships. Pursuant to the Company's by-laws, the Company's stockholders at the Company's annual meeting elect each director annually. The Company's officers serve at the discretion of the Board of Directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own beneficially more than ten percent of the common stock of the Company, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Based solely on the reports received by the Company and on written representations from certain reporting persons, the Company believes that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements.

ITEM 10.  EXECUTIVE COMPENSATION

     The following tables contain compensation data for the President of the Company for the fiscal year ended December 31, 2001. No other executive officer or director received in excess of $100,000 in compensation during the fiscal year ended December 31, 2001.

                            SUMMARY COMPENSATION TABLE

                                         ANNUAL
                                      -------------
NAME AND PRINCIPAL POSITIONS    YEAR  COMPENSATION      LONG TERM COMPENSATION
------------------------------  ----  -------------  -----------------------------
                                                                AWARDS
                                       Salary ($)    Restricted stock award(s) ($)
                                      -------------  -----------------------------

Kenneth A. Phillips, President  2001        115,000                         15,000
                                2000         93,000                         20,500

                                1999         83,500                         55,000

     Mr. Phillips restricted stock awards consist of yearly grants of 500,000 shares of common stock for services rendered as President. The values are based on the closing market price on the date of grants of $.041, $.11, $.03 per share, for fiscal years 1999, 2000, and 2001, respectively. The table above does not include perquisites and other personal benefits in amounts of less than 10% of the total annual salary and bonus of the named executive officer.

EMPLOYMENT AGREEMENTS

     The Company does not have any employment agreements with its officers or directors. The Company does not maintain life insurance on any of its directors, officers, or employees.

STOCK OPTIONS AND WARRANTS

     The Company did not issue any warrants or options, under its stock option plan or otherwise, to its directors, officers, or employee during the year ended December 31, 2001 for compensation. The Company's directors or executive officers currently do not have any outstanding options or warrants.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of April 30, 2002 the number and percentage of outstanding shares of Company common stock owned by:

     - each person known to the Company to beneficially own more than 5% of its outstanding Common Stock;
     -    each  director;
     -    each  named  executive  officer;  and
     -    all  executive  officers  and  directors  as  a  group.

                                                  NUMBER OF SHARES OF
NAME AND ADDRESS OF BENEFICIAL OWNER        COMMON STOCK BENEFICIALLY OWNED   PERCENTAGE OF OWNERSHIP
------------------------------------------  --------------------------------  ------------------------
Kenneth A. Phillips                                   7,588,444(1)                               39.8%
Jay G. Phillips                                         664,971                                   3.5%
Richard R. Royall                                       362,500                                   1.9%

All executive officers and directors as a
group (4 persons)                                     8,615,915                                  45.2%

(1)  Includes  145,000  shares  of  common  stock  owned  by  Mr.  Phillips son.

     The address of each person listed is the same as the address of the Company's principal executive office, except for Mr. Royall whose business address is 1010 Lamar Street #475, Houston, Texas 77002.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In October 1999, the Company issued Kenneth A. Phillips three warrants to each purchase 83,333 shares of common stock at an exercise price of $.05 per share expiring on December 15, 2000, 2001, and 2002, respectively, which were exercised in July 2000. These warrants were issued as part of a loan agreement between the Company and Kenneth A. Phillips, in which Mr. Phillips loaned the Company $175,000 at an interest rate of 10% per annum due on demand. In July 2000, Kenneth A. Phillips converted this note, plus interest for 3,539,974 shares of common stock. In February 2002, the Company issued Royall & Fleschler, Mr. Royall's accounting firm, 250,000 shares of common stock for services rendered. In April 2000, the Company issued Kenneth A. Phillips 1,450,000 shares of common stock for an aggregate purchase price of $290,000. In December 2000, the Company issued Kenneth A. Phillips 487,804 shares of common stock for an aggregate purchase price of $10,000, and issued 850,000 shares of common stock to the Company's officers, directors, and employees as a bonus. In December 2001, the Company issued 600,000 shares of common stock to its officers as a bonus.

                                   SIGNATURES
                                   ----------


     In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Fleetclean Systems, Inc.



                                   By: /s/ Kenneth A. Phillips
                                      ------------------------------
                                      Kenneth A. Phillips, President


                          ---------------------------
     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                    Title                         Date
---------                    -----                         ----



/s/ Kenneth A. Phillips     Chairman of the Board          May 16, 2002
-----------------------     and President
Kenneth A. Phillips


/s/ Jay G. Phillips         Director and Vice-President
-----------------------     Technical Service              May 16, 2002
Jay G. Phillips


/s/ Richard R. Royall       Director                       May 16, 2002
-----------------------
Richard R. Royall