Form 10QSB
period 2002-06-30
FLEETCLEAN SYSTEMS INC
filed 2002-08-14
CIK 1020646

UNITED STATES SECURITIES AND EXCHANGE COMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended June 30, 2002

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


The number of shares of common stock of the Registrant outstanding at August 1, 2002 was 22,169,824

ITEM  1.     FINANCIAL  STATEMENTS


                   FLEETCLEAN SYSTEMS INC
                       BALANCE SHEETS

                           ASSETS


                                                  JUNE 30
                                                    2002
                                                 ----------
                                                 UNAUDITED
CURRENT ASSETS:
      CASH                                       $      250
      ACCOUNTS RECEIVABLE - NET                     213,116
      EMPLOYEE ADVANCES                               9,851
      INVENTORY                                     157,414
      PREPAID EXPENSES                               45,760
      DEFERRED TAX ASSET
                                                 ----------
              TOTAL CURRENT ASSETS                  426,391

PROPERTY, PLANT, AND EQUIPMENT: - NET             1,635,702

OTHER ASSETS:
      OTHER ASSETS                                    8,120
      GOODWILL - NET                                164,153
                                                 ----------

              TOTAL OTHER ASSETS                    172,273
                                                 ----------

TOTAL ASSETS                                     $2,234,366
                                                 ==========

                 FLEETCLEAN SYSTEMS INC
                    BALANCE SHEETS

           LIABIITIES AND STOCKHOLDERS' EQUITY

                                                   JUNE 30
                                                    2002
                                                  ---------
                                                  UNAUDITED
CURRENT LIABILITIES:
      ACCOUNTS PAYABLE                           $  279,245
      NOTES PAYABLE                                 361,371
      INSURANCE PAYABLE                              31,555
      ACCRUED EXPENSES                               49,517
                                                 ----------

              TOTAL CURRENT LIABILITIES             721,688

LONG-TERM LIABILITIES:
      DEFERRED TAX LIABILITY
      NOTES PAYABLE - NET OF CURRENT PORTION        609,474
                                                 ----------

              TOTAL LONG-TERM LIABILITIES           609,474
                                                 ----------

TOTAL LIABILITIES                                 1,331,162
                                                 ----------


STOCKHOLDERS' EQUITY:
      COMMON STOCK - $.01 PAR VALUE
      AUTHORIZED 50,000,000 SHARES
      ISSUED AND OUTSTANDING - 22,169,824           221,698
      PAID IN CAPITAL                             1,303,913
      RETAINED EARNINGS                            -622,407
                                                 ----------

              TOTAL STOCKHOLDERS' EQUITY            903,204
                                                 ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $2,234,366
                                                 ==========

                                       FLEETCLEAN SYSTEMS INC.
                           STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                      FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2002 AND 2001

                                                     SIX          SIX         THREE        THREE
                                                    MONTHS       MONTHS       MONTHS       MONTHS
                                                     2002         2001         2002         2001
                                                  -----------  -----------  -----------  -----------
                                                   UNAUDITED    UNAUDITED    UNAUDITED    UNAUDITED
REVENUES:
      NET SALES                                   $   796,470  $   886,060  $   368,985  $   477,223

                                                  -----------  -----------  -----------  -----------
      LESS: COST OF GOODS SOLD                        273,155      259,061      133,523      144,891
                                                  -----------  -----------  -----------  -----------

          GROSS PROFIT                                523,315      626,999      235,462      332,332
                                                  -----------  -----------  -----------  -----------

GENERAL AND ADMINISTRATIVE EXPENSES:
      SALARIES AND PAYROLL TAXES                      262,729      258,137      141,169      126,272
      ADVERTISING                                         349          914          159          830
      AUTO EXPENSE                                     23,745       31,159       11,950       16,424
      CUSTOMER DAMAGE                                   2,600        1,950
      DEPRECIATION AND AMORTIZATION                    92,511       93,545       46,256       47,647
      DUES & SUBSCRIPTIONS                              1,865        1,315          845           60
      ENTERTAINMENT                                       148          216           97          106
      INSURANCE                                        55,610       43,946       27,833       21,454
      INVESTOR RELATIONS                                2,600        2,102          825        1,327
      INTEREST EXPENSE                                 41,804       45,590       20,928       22,698
      LICENSES  & FEES                                  2,971          965           49          665
      OFFICE EXPENSE                                    8,784        7,507        4,260        3,735
      POSTAGE/FREIGHT                                   4,760        6,174        3,211        4,122
      PROFESSIONAL FEES                                10,883       15,718        8,048        9,467
      RENT                                              7,675        9,750        3,325        4,350
      SHOP EXPENSE                                     26,065       19,690       12,121       11,347
      TAXES - OTHER                                     5,837        5,132        2,518        2,749
      TELEPHONE & UTILITIES                            30,686       34,423       14,682       18,044
      TRAILER EXPENSE                                     583          455          504          392
      TRAVEL                                           11,237       14,995        4,459        9,343
                                                  -----------  -----------  -----------  -----------

        TOTAL GENERAL AND ADMINISTRATIVE EXPENSES     593,442      591,733      305,189      301,032
                                                  -----------  -----------  -----------  -----------

NET INCOME (LOSS) FROM OPERATIONS                     -70,128       35,266      -69,727       31,300

OTHER INCOME/EXPENSE:
      MISCELLANEOUS INCOME - NET                          651          560          333          279
      GAIN ON SALES OF ASSET                                0       19,868            0        5,574
                                                  -----------  -----------  -----------  -----------

        TOTAL OTHER INCOME                                651       20,428          334        5,853
                                                  -----------  -----------  -----------  -----------

NET INCOME (LOSS) BEFORE INCOME TAXES                 -69,477       55,694      -69,393       37,153

      PROVISION FOR INCOME TAXES                            0            0            0            0
                                                  -----------  -----------  -----------  -----------

NET INCOME (LOSS)                                     -69,477       55,694      -69,393       37,153
RETAINED EARNINGS/(DEFICIT) BEGINNING OF PERIOD      -552,930     -592,168     -552,930     -536,674
                                                  -----------  -----------  -----------  -----------

RETAINED EARNINGS/(DEFICIT) END OF PERIOD           -$622,407    -$536,474    -$622,323    -$499,521
                                                  ===========  ===========  ===========  ===========

          NET LOSS PER COMMON SHARE
               BASIC                              $      0.00  $      0.00  $      0.00  $      0.00
               DILUTED                            $      0.00  $      0.00  $      0.00  $      0.00

          WEIGHTED AVERAGE SHARES OUTSTANDING
               BASIC                               18,846,852   18,046,746   18,897,515   18,046,746
               DILUTED                             18,846,852   18,046,746   18,897,515   18,046,746

                                        FLEETCLEAN SYSTEMS INC.
                                   STATEMENT OF STOCKHOLDERS' EQUITY

   DECEMBER 31, 1999 TO                                           ADDITIONAL              TOTAL STOCK-
     JUNE 30, 2001                             COMMON STOCK         PAID IN    RETAINED     HOLDERS'
                                             SHARES      VALUE      CAPITAL    EARNINGS      EQUITY
-------------------------------------------------------------------------------------------------------
                                          -------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY
AS OF DECEMBER 31, 1999                     10,590,014   105,900      817,318   -377,332        545,886

SALE OF COMMON STOCK (MARCH 2000)            1,450,000    14,500      275,500                   290,000

STOCK ISSUED FOR SERVICES RENDERED             100,000     1,000       19,000                    20,000

NET INCOME (LOSS) JANUARY-MARCH 2000                                             -76,031        -76,031
                                          -------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY
AS OF MARCH 31, 2000                        12,140,014  $121,400  $ 1,111,818  -$453,363  $     779,855

NET INCOME (LOSS) APRIL-JUNE 2000                                               -$52,909       -$52,909
                                          -------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY
AS OF JUNE 30, 2000                         12,140,014   121,400    1,111,818   -506,272        726,946

STOCK ISSUED FOR CONVERSION OF WARRANTS        249,999     2,500       10,000                    12,500

STOCK ISSUED FOR CONVERSION OF DEBT          3,539,974    35,400      141,598                   176,998

NET INCOME (LOSS) JULY-SEPTEMBER 2000                                             -6,666         -6,666
                                          -------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY
AS OF SEPTEMBER 30, 2000                    15,929,987   159,300    1,263,416   -512,938        909,778

SALE OF  COMMON STOCK                          487,804     4,877        5,122                     9,999

STOCK ISSUED FOR CONVERSION OF WARRANTS         33,333       333        1,333                     1,667

STOCK ISSUED FOR CONVERSION OF DEBT            100,000     1,000        4,000                     5,000

STOCK ISSUED FOR SERVICES RENDERED             575,622     5,756        6,447                    12,203

STOCK ISSUED IN LIEU OF CASH                    70,000       700        2,800                     3,500

STOCK ISSUED FOR INCENTIVE COMPENSATION        850,000     8,500        8,925                    17,425

NET INCOME (LOSS) OCTOBER-DECEMBER 2000                                          -79,230        -79,230
                                          -------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY
AS OF DECEMBER 31, 2000                     18,046,746   180,467    1,292,043   -592,168        880,342

NET INCOME (LOSS) JANUARY - MARCH 2001                                            18,541         18,541

TOTAL STOCKHOLDERS' EQUITY
AS IF MARCH 31, 2001                        18,046,746   180,467    1,292,043   -573,627        898,883
-------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) APRIL - JUNE 2001                                               37,153         37,153

TOTAL STOCKHOLDERS' EQUITY
AS OF JUNE 30, 2001                         18,046,746   180,467    1,292,043   -536,474        936,036
=======================================================================================================

                              FLEETCLEAN SYSTEMS INC.
                              STATEMENTS OF CASH FLOWS
                          FOR THE SIX MONTHS ENDED JUNE 30
                                                                  2002        2001
                                                             ----------------------
                                                             UNAUDITED   UNAUDITED
OPERATING ACTIVITIES:
  NET INCOME (LOSS)                                            -$69,477  $   55,694
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET
  CASH USED BY OPERATING ACTIVITIES:
    STOCK ISSUED FOR CONVERSION OF DEBT                           3,125           0
    STOCK ISSUED FOR SERVICES RENDERED                           15,600           0
    DEPRECIATION AND AMORTIZATION                                92,511      93,545
    (INCREASE)/DECREASE IN ACCOUNTS RECEIVABLE                   43,245     -73,597
    (INCREASE)/DECREASE IN EMPLOYEE ADVANCES                     -5,074       1,438
    (INCREASE)/DECREASE IN INVENTORIES                          -13,790      13,087
    (INCREASE)/DECREASE IN PREPAID EXPENSES                     -37,781     -23,128
    (INCREASE)/DECREASE IN OTHER ASSETS                          -5,775          50
    INCREASE/(DECREASE) IN ACCOUNTS PAYABLE                      27,325      31,028
    INCREASE/(DECREASE) IN INSURANCE PAYABLE                     31,556      21,152
    INCREASE/(DECREASE) IN ACCRUED EXPENSES                     -12,710      -1,670
                                                             ----------------------

     NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES        68,755     117,599

INVESTING ACTIVITIES:
  PURCHASE OF PROPERTY, PLANT, AND EQUIPMENT                   -239,179     -83,573

     NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES      -239,179     -83,573

FINANCING ACTIVITIES:
    INCREASE/(DECREASE) IN NOTES PAYABLE                        145,424     -33,881
    INCREASE/(DECREASE) IN ADVANCE FROM OFFICER                                   0
    ISSUANCE OF COMMON STOCK - NET                               25,000           0
                                                             ----------------------

      NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES      170,424     -33,881

  NET INCREASE/(DECREASE) IN CASH                                     0         145

CASH AT BEGINNING OF PERIOD                                         250         105
                                                             ----------------------

CASH AT END OF PERIOD                                        $      250  $      250
                                                             ======================



SUPPLEMENTAL DISCLOSURES OF  CASH FLOW INFORMATION
    CASH PAID DURING THE PERIODS ENDED, JUNE 30                    2002        2001
                                                             ----------------------

        INTEREST EXPENSE                                     $   41,804  $   45,590
        INCOME TAX                                                    0           0
        PURCHASE OF PROPERTY IN FREEPORT, TEXAS                 221,642

                            FLEETCLEAN SYSTEMS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

                                  JUNE 30, 2002

NOTE 1 - BASIS OF PRESENTATION:

     The accompanying unaudited financial statements have been prepared by Fleetclean Systems Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Results of operations for the six-month period ended June 30, 2002 are not necessarily indicative of future financial results. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended December 31, 2001, included with the Company's Form 10-KSB, as filed with the Securities and Exchange Commission.

NOTE 2- OUTSTANDING WARRANTS:


          66,667 stock purchase warrants expiring December 15, 2002 at a purchase price of $0.05 per share.

          66,667 stock purchase warrants expiring December 15, 2003 at a purchase price of $0.05 per share.

          100,000 stock purchase warrants expiring January 1, 2003 at a purchase price of $1.00 per share.

          83,334 stock purchase warrants expiring October 15, 2002 at a purchase price of $1.00 per share.


ITEM  2.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

     This Management's Discussion and Analysis as of June 30, 2002 and for the six and three-month periods ended June 30, 2002 and 2001 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report.

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

     In 1999 we opened an internal tank cleaning facility in Hahnville Louisiana. In April 2002 we purchased a tank cleaning facility in Freeport, Texas at a cost of $220,000. This facility has been inactive for approximately one year, and was purchased out of the bankruptcy of Matlack Systems, Inc. We expect to remodel and upgrade the facility at an approximate cost of $200,000 to open for business January 2003.

     We generate revenues from: (a) the sales of chemicals for use with our hand-held truck washing equipment, (b) sales of our drive-thru truck washing system, and (c) from our internal tank cleaning operations. We recognize revenues at the point of sale.

THREE AND SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2001.

     Revenues

     Total revenues decreased to $368,985 for the three months ended June 30, 2002 compared with $477,223 for the three months ended June 30, 2001. The decrease of 23% was attributable to a decrease in internal tank cleaning revenues from the Hahnville facility during the second quarter along with a decrease in chemical sales. Revenues decreased to $796,470 for the six month period ended June 30, 2002 compared with $886,060 for the six month period ended June 30, 2001. The decrease of 10% was due to decreased revenue from the Hahnville facility during the second quarter, along with a decrease in chemical sales in both the first and second quarters. The decrease in revenues resulted from the overall economic slowdown which caused a general slowdown in trucking activity.

     Cost of goods sold

     For the three months ended June 30 , 2002, cost of goods sold decreased to $133,523 from $144,891 during the three months ended June 30, 2001. The decrease of 8% was attributable to the decrease in total revenue during the period. Our gross margin as a percent of revenue decreased for the three months ended June 30, 2002 to 64% from 70% for the three month period ended June 30, 2001. The decline in gross margin percentage was due to the lower margin received from our internal tank washing revenues in the Hahnville facility. The lower margin resulted primarily from an increase in the cost of cleaning chemicals, along with an increase in the cost of waste water disposal. Cost of sales increased to $273,155 for the six month period ended June 30, 2002 compared with $259,061 for the six month period ended June 30, 2001. The increase of 5% was due to the lower margins received from the internal tank washing revenues in the Hahnville facility, caused by the increased cost of cleaning chemicals and waste water disposal. Gross margin decreased for the six month period ended June 30, 2002 to 66% compared to 71% for the six month period ended June 30, 2001. The decline in gross margin percentage was due to the lower margins received from our internal tank washing revenues in the Hahnville facility.

     General and Administrative Expenses

     For the three months ended June 30, 2002, general and administrative expenses increased to $305,189 from $301,032 during the three months ended June 30, 2001. For the six months ended June 30, 2002, general and administrative expenses increased to $593,442 from $591,733 for the six month period ended June 30, 2001. The three month increase of 1% and the six month increase of % was primarily due to:

  -  increases  in  insurance  expense

     Net Loss

     For the three months ended June 30, 2002, our net loss was $69,393 compared to a net profit of $37,153 for the three months ended June 30, 2001. For the six months ended June 30, 2002, our net loss was $69,477 compared to a net profit of $55,694 for the six months ended June 30, 2001. The loss was primarily attributable to the decrease of revenues for the period.

     Cash Flows

     Operating activities provided net cash of $68,755 for the six months ended June 30, 2002 compared to $117,599 used in the six months ended June 30, 2001. Net cash generated by operating activities in the six month period ended June 30, 2002 resulted primarily from a decrease of accounts receivable and an increase in accounts payable.

     Investing activities used net cash of $239,179 in the six months ended June 30, 2002 compared to $83,573 in the six months ended June 30, 2001. The $239,179 investment in the six months ended June 30, 2002 is the purchase of the Freeport Texas facility plus additional equipment for the Hahnville Louisiana facility. The $83,573 investment in the first six months of 2001 is the purchase of new service trucks for chemical delivery and service.

     Financing activities provided cash $170,424 in the six months ended June 30, 2002 compared to cash used by financing activities of $33,881 in the six months ended June 30, 2001. Cash provided by financing activities in the six months ended June 30, 2002 resulted primarily from a note payable in the amount of $50,000 for the purchase of the Freeport Texas facility, plus $175,000 in the form of a convertible debenture. We used $70,363 of cash in the six months ended June 30, 2002 for reduction of notes payable. There was a conversion of $3,125 of trade payable debt to equity by the issuance of 250,000 shares of common stock. Additionally, a bonus of $15,600 was paid to certain officers and employees by the issuance of 1,200,000 shares of common stock, and 1,923,078 shares were sold for $25,000.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of June 30, 2002, we had cash of $250 and negative working capital of $295,297. We expect to provide cash flow from operations during the current fiscal year as the Hahnville facility continues to generate positive cash flows. Revenues are expected to continue to increase but there is no assurance that our estimates will prove to be correct, and that we will continue to generate positive cash flow from operations. We estimate our monthly operating expenditure for the remainder of fiscal 2002 will be approximately $140,000, although unexpected expenses may increase our monthly outlays.

     As of June 30, 2002, we had notes payable aggregating $980,058 to financial institutions and entities due through September 2008 at interest rates ranging from 8.25% to 14.7%. Of these notes payable, $226,803 is due during the second half of the year ended December 31, 2002. In addition, we are currently leasing several other properties on a month to month basis with aggregate lease payments of $1,325 per month.

     We do not have any significant credit facilities available with financial institutions or other third parties, and we are therefore dependent on cash flow from operations. In addition, although we have received advances from our officers in the past, we do not expect that we will be able to rely on such advances in the future.

     We have arranged other short term external financing, and are continuing to seek additional long term financing to improve cash flow. However there is no assurance that we will be able to obtain additional financing on favorable terms, if at all. We believe our current financial situation is due to our rapid growth, which we believe is important to our ongoing success. We believe we can sustain our current operations if we curtail growth and capital expenditures, and use all cash flows from operations to fund our current operations.

                                    PART II
                                OTHER INFORMATION

     Pursuant to the Instructions to Part II of the Form 10-QSB, Items 1, 3, 4, and 5 are omitted.

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     The following information sets forth certain information for all securities we issued during the quarter ended June 30, 2002, without registration under the Securities Act. There were no underwriters in any of these transactions, nor were any sales commissions paid thereon.

     In June 2002, we issued Kenneth A. Phillips 1,923,077 shares of common stock for $25,000 cash, and 1,200,000 shares of common stock in exchange for his personal guarantee of a company loan of $1,200,000. We believe these transactions were exempt from registration pursuant to Rule 506 of the Securities Act as the issuances were to an accredited investor.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

        (a)  EXHIBITS


EXHIBIT  NO.        IDENTIFICATION  OF  EXHIBIT


Exhibit 3.1 Amended and restated Articles of Incorporation of Fleetclean Systems Inc. (Filed previously on Form 10-QSB dated August 8, 2001)
Exhibit 3.2         Amended and Restated Bylaws of Fleetclean Systems, Inc.
                    (Filed previously on Form 10-SB, dated 9/27/99)
Exhibit 4.1 Common Stock Certificate of Fleetclean Systems, Inc. (Filed previously on Form 10-SB, dated 9/27/99)
Exhibit 10.1 Lease/Purchase Agreement (Filed previously on Form 10-SB, dated 11/24/99)
Exhibit 10.2 Fleetclean Systems, Inc. 2000 Stock Option Plan (Filed previously as Appendix A to the proxy statement filed on
                    Schedule 14A, dated 5/1/00)
Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)  REPORTS  ON  FORM  8-K

No reports were filed on Form 8-K during the quarter ended June 30, 2002.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Fleetclean  Systems,  Inc.





Date:  August 14, 2002               By:  /s/ Kenneth A. Phillips
                                        -------------------------------
                                     Kenneth A. Phillips, President and
                                     Principal Financial Officer

                                  EXHIBIT INDEX
                                  -------------



EXHIBIT  NO.        IDENTIFICATION  OF  EXHIBIT


Exhibit 3.1 Amended and restated Articles of Incorporation of Fleetclean Systems Inc. (Filed previously on Form 10-QSB dated August 8, 2001)
Exhibit 3.2         Amended and Restated Bylaws of Fleetclean Systems, Inc.
                    (Filed previously on Form 10-SB, dated 9/27/99)
Exhibit 4.1 Common Stock Certificate of Fleetclean Systems, Inc. (Filed previously on Form 10-SB, dated 9/27/99)
Exhibit 10.1 Lease/Purchase Agreement (Filed previously on Form 10-SB, dated 11/24/99)
Exhibit 10.2 Fleetclean Systems, Inc. 2000 Stock Option Plan (Filed previously as Appendix A to the proxy statement filed on
                    Schedule 14A, dated 5/1/00)
Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.