Form 10QSB
period 2002-09-30
FLEETCLEAN SYSTEMS INC
filed 2002-11-14
CIK 1020646

UNITED STATES SECURITIES AND EXCHANGE COMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

  [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended September 30, 2002

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


The number of shares of common stock of the Registrant outstanding at November 12, 2002 was 22,169,824

ITEM 1.  FINANCIAL STATEMENTS

                             FLEETCLEAN SYSTEMS INC
                                 BALANCE SHEETS

                                     ASSETS


                                                                   SEPT
                                                                   2002
                                                                ----------
                                                                UNAUDITED
CURRENT ASSETS:
  CASH                                                          $      250
  ACCOUNTS RECEIVABLE - NET                                        170,187
  EMPLOYEE ADVANCES                                                  9,745
  INVENTORY                                                        167,786
  PREPAID EXPENSES                                                  31,611
  DEFERRED TAX ASSET                                                     0
                                                                ----------
    TOTAL CURRENT ASSETS                                           379,578

PROPERTY, PLANT, AND EQUIPMENT: - NET                            1,592,493

OTHER ASSETS:
  OTHER ASSETS                                                       8,120
  GOODWILL - NET                                                   164,153
                                                                ----------

    TOTAL OTHER ASSETS                                             172,273
                                                                ----------

TOTAL ASSETS                                                    $2,144,343
                                                                ==========

                            FLEETCLEAN SYSTEMS INC
                               BALANCE SHEETS

                     LIABIITIES AND STOCKHOLDERS' EQUITY


                                                                    SEPT
                                                                    2002
                                                                ----------
                                                                 UNAUDITED
CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                                              $  309,885
  NOTES PAYABLE                                                    288,209
  INSURANCE PAYABLE                                                 19,989
  ACCRUED EXPENSES                                                  45,647
                                                                ----------

    TOTAL CURRENT LIABILITIES                                      663,730

LONG-TERM LIABILITIES:
  DEFERRED TAX LIABILITY
  NOTES PAYABLE - NET OF CURRENT PORTION                           641,490
                                                                ----------

    TOTAL LONG-TERM LIABILITIES                                    641,490
                                                                ----------

TOTAL LIABILITIES                                                1,305,220
                                                                ----------

STOCKHOLDERS' EQUITY:
  COMMON STOCK - $.01 PAR VALUE
  AUTHORIZED 50,000,000 SHARES
  ISSUED AND OUTSTANDING - 22,169,824                              221,698
  PAID IN CAPITAL                                                1,303,913
  RETAINED EARNINGS                                               -686,487
                                                                ----------

    TOTAL STOCKHOLDERS' EQUITY                                     839,123
                                                                ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $2,144,343
                                                                ==========

                                       FLEETCLEAN SYSTEMS INC.
                           STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                     FOR THE NINE AND THREE MONTHS ENDED SEPT 30, 2002 AND 2001


                                                     NINE         NINE         THREE        THREE
                                                    MONTHS       MONTHS       MONTHS       MONTHS
                                                     2002         2001         2002         2001
                                                   ----------  -----------  -----------  -----------
                                                   UNAUDITED    UNAUDITED     UNAUDITED    UNAUDITED
REVENUES:
  NET SALES                                       $ 1,167,636  $ 1,358,050  $   371,166  $   471,990
                                                   ----------  -----------  -----------  -----------
  LESS: COST OF GOODS SOLD                            407,634  $   415,839  $   134,479      156,778
                                                   ----------  -----------  -----------  -----------
    GROSS PROFIT                                      760,002      942,211      236,687      315,212
                                                   ----------  -----------  -----------  -----------
GENERAL AND ADMINISTRATIVE EXPENSES:
  SALARIES AND PAYROLL TAXES                          388,229  $   389,238      125,500      131,101
  ADVERTISING                                             963  $     2,343          614        1,429
  AUTO EXPENSE                                         37,603  $    41,974       13,858       10,815
  CUSTOMER DAMAGE                                       4,300                     1,700
  DEPRECIATION AND AMORTIZATION                       139,930  $   145,943       47,419       52,398
  DUES & SUBSCRIPTIONS                                  3,172  $     1,896        1,307          581
  ENTERTAINMENT                                           181  $       496           34          280
  INSURANCE                                            82,780  $    66,364       27,170       22,418
  INVESTOR RELATIONS                                    3,275  $     2,495          675          393
  INTEREST EXPENSE                                     64,335  $    66,712       22,531       21,122
  LICENSES  & FEES                                      3,280  $     1,296          309          331
  OFFICE EXPENSE                                       11,167  $    12,807        2,382        5,300
  POSTAGE/FREIGHT                                       7,350  $     9,924        2,590        3,750
  PROFESSIONAL FEES                                    19,367  $    22,076        8,484        6,358
  RENT                                                 11,650  $    14,675        3,975        4,925
  SHOP EXPENSE                                         38,930  $    29,561       12,865        3,382
  TAXES - OTHER                                         8,309  $     8,064        2,472        9,421
  TELEPHONE & UTILITIES                                49,367  $    52,413       18,681       17,990
  TRAILER EXPENSE                                         583  $       623            0          168
  TRAVEL                                               19,737  $    21,393        8,500        6,398
                                                   ----------  -----------  -----------  -----------

    TOTAL GENERAL AND ADMINISTRATIVE EXPENSES         894,510      890,293      301,066      298,560
                                                   ----------  -----------  -----------  -----------

NET INCOME (LOSS) FROM OPERATIONS                    -134,508       51,918      -64,379       16,652

OTHER INCOME/EXPENSE:
  MISCELLANEOUS INCOME - NET                              950        1,066          299          506
  GAIN ON SALES OF ASSET                                    0       19,868            0
                                                   ----------  -----------  -----------  -----------

    TOTAL OTHER INCOME                                    950       20,934          299          506
                                                   ----------  -----------  -----------  -----------

NET INCOME (LOSS) BEFORE INCOME TAXES                -133,557       72,852      -64,080       17,158

  PROVISION FOR INCOME TAXES                                0            0            0            0
                                                   ----------  -----------  -----------  -----------

NET INCOME (LOSS)                                    -133,557       72,852      -64,080       17,158
RETAINED EARNINGS/(DEFICIT) BEGINNING OF PERIOD      -552,930     -592,168     -622,407     -536,474
                                                   ----------  -----------  -----------  -----------

RETAINED EARNINGS/(DEFICIT) END OF PERIOD           -$686,487    -$519,316    -$686,487    -$519,316
                                                   ==========  ===========  ===========  ===========
    NET INCOME (LOSS) PER COMMON SHARE
      BASIC                                            -$0.01  $      0.01       -$0.01  $      0.01
      DILUTED                                          -$0.01  $      0.01       -$0.01  $      0.01

    WEIGHTED AVERAGE SHARES OUTSTANDING
      BASIC                                        18,846,852   18,046,746   18,897,515   18,046,746
      DILUTED                                      18,846,852   18,046,746   18,897,515   18,046,746

                             FLEETCLEAN SYSTEMS INC.
                             STATEMENTS OF CASH FLOWS
                      FOR THE NINE MONTHS ENDED SEPTEMBER 30


                                                                2002       2001
                                                              ---------  ---------
                                                              UNAUDITED  UNAUDITED
OPERATING ACTIVITIES:
  NET INCOME (LOSS)                                           -$133,557  $ 72,852
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET
  CASH USED BY OPERATING ACTIVITIES:
    STOCK ISSUED FOR CONVERSION OF DEBT                           3,125         0
    STOCK ISSUED FOR SERVICES RENDERED                           15,600         0
    DEPRECIATION AND AMORTIZATION                               139,930   145,943
    (INCREASE)/DECREASE IN ACCOUNTS RECEIVABLE                   86,174   -70,975
    (INCREASE)/DECREASE IN EMPLOYEE ADVANCES                     -4,968      -244
    (INCREASE)/DECREASE IN INVENTORIES                          -24,162     1,296
    (INCREASE)/DECREASE IN PREPAID EXPENSES                     -23,633    -8,348
    (INCREASE)/DECREASE IN OTHER ASSETS                          -5,774       625
    INCREASE/(DECREASE) IN ACCOUNTS PAYABLE                      57,964    17,707
    INCREASE/(DECREASE) IN INSURANCE PAYABLE                     19,990     5,541
    INCREASE/(DECREASE) IN ACCRUED EXPENSES                     -16,580    -2,621
                                                              ---------  ---------

     NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES       114,109   161,776

INVESTING ACTIVITIES:
  PURCHASE OF PROPERTY, PLANT, AND EQUIPMENT                   -243,387   -87,603

     NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES      -243,387   -87,603

FINANCING ACTIVITIES:
    INCREASE/(DECREASE) IN NOTES PAYABLE                        104,278   -74,028
    INCREASE/(DECREASE) IN ADVANCE FROM OFFICER                                 0
    ISSUANCE OF COMMON STOCK - NET                               25,000         0
                                                              ---------  ---------

      NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES      129,278   -74,028

  NET INCREASE/(DECREASE) IN CASH                                     0       145

CASH AT BEGINNING OF PERIOD                                         250       105
                                                              ---------  ---------

CASH AT END OF PERIOD                                        $      250  $    250
                                                              =========  =========


SUPPLEMENTAL DISCLOSURES OF  CASH FLOW INFORMATION
     CASH PAID DURING THE PERIODS ENDED, SEPT 30                   2002      2001
                                                              ---------  ---------
          INTEREST EXPENSE                                   $   41,804  $ 45,590
          INCOME TAX                                                  0         0

                            FLEETCLEAN SYSTEMS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002

NOTE 1 - BASIS OF PRESENTATION:

      The accompanying unaudited financial statements have been prepared by Fleetclean Systems Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Results of operations for the nine-month period ended September 30, 2002 are not necessarily indicative of future financial results. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended December 31, 2001, included with the Company's Form 10-KSB, as filed with the Securities and Exchange Commission.

NOTE 2 - OUTSTANDING WARRANTS:

     66,667 stock purchase warrants expiring December 15, 2002 at a purchase price of $0.05 per share.

     66,667 stock purchase warrants expiring December 15, 2003 at a purchase price of $0.05 per share.

     100,000 stock purchase warrants expiring January 1, 2003 at a purchase price of $.05 per share.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     This Management's Discussion and Analysis as of September 30, 2002 and for the three and nine month periods ended September 30, 2002 and 2001 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report.

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001.

     Revenues

     Total revenues decreased to $371,166 for the three months ended September 30, 2002 compared with $471,990 for the three months ended September 30, 2001. The decrease of 21% was attributable to decreased internal tank cleaning revenues from the Hahnville facility during the third quarter, and a decrease in chemical sales. Revenues decreased to $1,167,636 for the nine month period ended September 30, 2002 compared with $1,358,050 for the nine month period ended September 30, 2001. The decrease of 14% was due to decreased revenue from the Hahnville facility during the nine month period, and a decrease in chemical sales. The decreased revenue is the result of the overall slowdown in the national economy which has caused reduced trucking activity.

     Cost  of  goods  sold

     For the three months ended September 30 , 2002, cost of goods sold decreased to $134,489 from $156,778 during the three months ended September 30, 2001. The decrease of 14% was attributable to the overall decrease in revenue. Our gross margin as a percent of revenue decreased for the three months ended September 30, 2002 to 64% from 67% for the three month period ended September 30, 2001. The decrease in gross margin percentage was due to the lower margins received from our internal tank washing revenues in the Hahnville facility, as the cost of direct labor did not decrease in direct proportion to the decrease in revenue. Cost of sales decreased to $ 407,644 for the nine month period ended September 30, 2002 compared with $ 415,839 for the nine month period ended September 30, 2001. The decrease of 2% was due to the lower margins received from the internal tank washing revenues in the Hahnville facility, along with decreased tank wash sales as a percent of total sales. Gross margin decreased for the nine month period ended September 30, 2002 to 65% compared to 69% for the nine month period ended September 30, 2001. The decline in gross margin percentage was due to the decrease in revenue from our internal tank washing at the Hahnville facility, along with the decrease in chemical revenue.

     General  and  Administrative  Expenses

     For the three months ended September 30, 2002, general and administrative expenses increased to $301,057 from $298,560 during the three months ended September 30, 2001. For the nine months ended September 30, 2002, general and administrative expenses increased to $894,500 from $890,293 for the nine month period ended September 30, 2001. The three month increase of 1% was due primarily to a 21% increase in insurance expense which was partially offset expense reductions in other categories. The nine month increase of 1/2% was primarily due to:

     -    an increase in insurance expense

The increase in insurance expense was partially offset by decreases in salaries, auto expense, depreciation expense, professional fees, utilities, and travel expense.

     Net  Profit

     For the three months ended September 30, 2002, our net loss was $64,081 compared to a net profit of $17,158 for the three months ended September 30, 2001. For the nine months ended September 30, 2002, the net loss was $133,558 compared to a net profit of $72,852 for the nine months ended September 30, 2001. The loss was primarily attributable to the decrease in both tank was and chemical revenues as described above, resulting from the overall slowdown of trucking activity.

     Cash  Flows

     Operating activities provided net cash of $114,109 for the nine months ended September 30, 2002 compared to $161,776 used in the nine months ended September 30, 2001. Although we experienced a net operating loss for the period, the loss was offset by depreciation expense and an increase in accounts payable resulting in the net cash provided of $114,109. Investing activities used net cash of $243,387 in the nine months ended September 30, 2002 compared to $87,603 in the nine months ended September 30, 2001. The $243,387 investment in the nine months ended September 30, 2001 is the purchase a tank truck cleaning facility in Freeport Texas, plus a new yard truck for the Hahnville tank wash, and miscellaneous items of equipment. The $87,603 investment in the first nine months of 2001 was the purchase of new service trucks for chemical delivery and service, plus capital equipment for the Hahnville tank wash.

     Financing activities provided cash of $129,278 in the nine months ended September 30, 2002 compared to cash used by financing activities of $74,028 in the nine months ended September 30, 2001. Cash provided by financing activities in the nine months ended September 30, 2002 resulted primarily from a note payable in the amount of $37,500 plus $187,500 in the form of a convertible debenture, used for the purchase of the Freeport Texas facility. We used $122,700 of cash in the nine months ended September 30, 2002 for the reduction of notes payable. There was a conversion of $3,125 of trade payable debt to equity by the issuance of 250,000 shares of common stock. Additionally, a bonus of $15,600 was paid to certain officers and employees by the issuance of 1,200,000 shares of common stock, and 1,923,078 shares were sold for $25,000.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2002, we had cash of $250 and negative working capital of $284,152. We expect to provide cash flow from operations during the current fiscal year as revenues are expected to increase in the forth quarter, but there is no assurance that our estimates will prove to be correct, and that we will be able to generate positive cash flow from operations. We estimate our monthly operating expenditure for the remainder of fiscal 2002 will be approximately $140,000, although unexpected expenses may increase our monthly outlays.

     As of September 30, 2002, we had notes payable aggregating $936,963 to financial institutions and entities due through September 2008 at interest rates ranging from 8.25% to 14.7%. Of these notes payable, $170,962 is due during the fourth quarter of the year ended December 31, 2002. We anticipate that the lenders will remake and extend the payment term, however we have no such arrangement in place at this time. In addition, we are currently leasing several other properties on a month to month basis with aggregate lease payments of $1,450 per month.

     We do not have any significant credit facilities available with financial institutions or other third parties, and we are therefore dependent on cash flow from operations. In addition, although we have received advances from our officers in the past, we do not expect that we will be able to rely on such advances in the future.

     We have arranged other short term external financing, and are continuing to seek additional long term financing to improve cash flow. However there is no assurance that we will be able to obtain additional financing on favorable terms, if at all. We believe our current financial situation is due to our rapid growth, which we believe is important to our ongoing success. We believe we can sustain our current operations if we curtail growth expenditures, and continue to use all cash flows from operations to fund our current operations, assuming that we are able to extend the notes due in the forth quarter.

ITEM 3.  CONTROLS AND PROCEDURES

     With the participation of management, Mr. Kenneth A. Phillips, the Company's chief executive officer/ chief financial officer evaluated the Company's disclosure controls and procedures on November 8, 2002. Based on this evaluation, Mr. Phillips concluded that the disclosure controls and procedures are effective in connection with the Company's filing of its quarterly report on Form 10-QSB for the quarterly period ended September 30, 2002. Subsequent to November 8, 2002, through the date of this filing of Form 10-QSB for the quarterly period ended September 30,2002, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.


                                     PART II
                                OTHER INFORMATION

     Pursuant to the Instructions to Part II of the Form 10-QSB, Items 1, 2, 3, 4 and 5 are omitted.


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
                      (Filed previously on Form 10-SB, dated 9/27/99)
Exhibit 10.1 Lease/Purchase Agreement (Filed previously on Form 10-SB, dated 11/24/99)
Exhibit 10.2 Fleetclean Systems, Inc. 2000 Stock Option Plan (Filed previously as Appendix A to the proxy statement filed on Schedule 14A, dated 5/1/00)
Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002

     (b)  REPORTS ON FORM 8-K

     None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Fleetclean  Systems,  Inc.

Date:  November  14,  2002               By:/s/  Kenneth A. Phillips
                                             ----------------------------------
                                                 Kenneth A. Phillips,
                                                 Principal Financial Officer

I, Kenneth A. Phillips, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Fleetclean Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November  14,  2002


/s/  Kenneth  A.  Phillips
-------------------------------------------------------
Kenneth A. Phillips, CEO and Principal Financial Officer

                                  EXHIBIT INDEX
                                  -------------


EXHIBIT  NO.              IDENTIFICATION  OF  EXHIBIT


Exhibit 3.1 Amended and restated Articles of Incorporation of Fleetclean Systems Inc. (Filed previously on form 10-QSB for the quarter ended June 30, 2001.
Exhibit 3.2        Amended and Restated Bylaws of Fleetclean Systems, Inc.
                   (Filed previously on Form 10-SB, dated 9/27/99)
Exhibit 4.1        Common  Stock Certificate of Fleetclean Systems, Inc.
                   (Filed previously on Form 10-SB, dated 9/27/99)
Exhibit 10.1       Lease/Purchase  Agreement  (Filed previously on Form
                   10-SB, dated 11/24/99)
Exhibit 10.2 Fleetclean Systems, Inc. 2000 Stock Option Plan (Filed previously as Appendix A to the proxy statement filed on Schedule 14A, dated 5/1/00)
Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
                  of 2002