Form 10KSB
period 2002-12-31
FLEETCLEAN SYSTEMS INC
filed 2003-03-31
CIK 1020646

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB

--------------------------------------------------------------------------------

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   For the fiscal year ended December 31, 2002

[   ]     TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934


                            FLEETCLEAN SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

Commission file number:  000-27467

                 Texas                                   76-0196431
                 -----                                   ----------
    (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
     Incorporation or Organization)

P.O. Box 727, 821 Hwy 834 East , Hardin, Texas              77561
----------------------------------------------              -----
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

Issuer's  revenues  for  the  12  months ended December 31, 2002 were $1,516,283

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and ask price on the OTC Electronic Bulletin Board on March 28, 2003 was $317,275. As of March 26, 2003 registrant had 22,169,823 shares of Common Stock outstanding.

The registrant is incorporating by reference into Part III of this Form 10-KSB, certain information contained in the registrant's proxy statement for its 2003 annual meeting of stockholders.

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

     As of December 31, 2002, we serviced 71 chemical customers on a regular basis, which is a decrease of 20 from the 2001 level. During 2002, we added three new regular chemical customers. The decrease in the number of chemical customers served is due to our discontinuing service to customers who did not meet our volume requirements, and customers who went out of business or closed terminals due to the slowdown of the national economy. Overall, chemical and equipment sales declined $231,250 in 2002 from 2001.


     Drive thru truck washing system
     -------------------------------

     We have also designed a drive thru truck wash system that washes a tractor/trailer combination in approximately 90 seconds. Unlike the hand washing systems, drive thru washing systems are not provided on loan, but are sold at prices of $55,000 - $95,000. The system cleans without brushing by means of two chemical spray arches and a rinse arch, each with separate pump systems, a chemical mixing system, and a master control panel with appropriate controls and sensors. The system initially dispenses a pre-soak solution, followed with a detergent solution, which reacts with the pre-soak solution to finish cleaning. Finally, the truck is rinsed, including an undercarriage rinse, with a rinse pump dispensing water at a rate of approximately 230 gallons per minute. The system can handle trucks up to 8 feet 6 inches wide and 13 feet
6 inches high.  To date, we have sold seven drive thru wash systems.   No drive
thru systems were sold in 2002.

     A drive thru truck wash is a mechanical and electronic system that is sold to a customer, typically not a tank truck carrier, but a dry freight box carrier to clean the exteriors of trucks and trailers. These systems are sold to trucking companies that have a sufficient number of units to require high volume production washing. The systems, when sold, are installed at the customer's maintenance facility, allowing them to clean their own tractor/trailer combinations on a regular basis. We sell maintenance and cleaning chemicals on an ongoing basis to the owners of the drive thru truck wash systems. During 2003, we intend to increase advertising for this segment of our business if sufficient working capital is available to permit the expenditure.

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

      In April 2002 we purchased a tank cleaning facility in Freeport, Texas at a cost of $220,000. This facility had been inactive for approximately one year, and was purchased out of the bankruptcy of Matlack Systems, Inc. We expect to remodel and upgrade the facility at an approximate cost of $300,000 to open for business during 2003, if financing can be obtained.

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

     Since opening for business the third week of August 1999 the Hahnville facility has seen steady growth in revenue, as shown below. The facility became profitable in June 2000 as a result of new contracts with new customers which increased the number of trailers cleaned each month, and also increased the service revenue. In 2002 tank cleaning sales decreased by $107,399 from the 2001 level. The decrease in sales was due to the overall slowdown of trucking activity due to the slowdown of the national economy.


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

Intellectual Property

     We do not have a formal research and development division. Our expenditures on research and development have been limited to contracting with a research chemist for assistance with certain new chemical formulas. There were no research expenditures in 2002.

     We regard intellectual property rights as essential to our success, and we rely extensively on trademark rights and confidentiality agreements, between and amongst our partners, employees, and others, to protect our proprietary interests. We are the proprietors of a service mark on the Fleetclean Systems, Inc. mark. We do not currently hold any patents on our chemical formulas or on the components comprising our drive thru washing system.

Marketing

     We have not entered into extensive advertising programs, but have grown through direct sales efforts, and referrals from satisfied customers. We currently service 71 chemical customers in 24 states, plus 36 regular customers and 29 occasional customers at the tank wash facility. Although we believe we compete in a fragmented market with few large competitors, there is no assurance that we will not in the future compete against larger companies with greater financial resources.

Employees

     We currently have 18 full-time employees. No employees are covered by a collective bargaining agreement. We consider relations with our employees to be satisfactory.

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

WE DEPEND ON KEY PERSONNEL.

     Our success is substantially dependent on the continued service and performance of our senior management and key personnel, specifically Kenneth A. Phillips, with whom we have no employment agreement. The loss of the services of Mr. Phillips could have a negative effect on our business. In addition, we do not maintain a life insurance policy for Mr. Phillips.

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

CONCENTRATION  OF  CONTROL

     Our board of directors beneficially own approximately 52% of our outstanding common stock. As a result, these stockholders have the ability to substantially influence and may effectively control, the outcome of corporate actions requiring stockholder approval, including the election of directors. This concentration of ownership may have the effect of delaying or preventing a change in control of Fleetclean Systems.

OUR STOCK PRICE IS VOLATILE.

     The market for our securities is highly volatile. The closing price of our common stock has fluctuated widely. The stock markets have in general experienced extreme stock price volatility. It is likely that the price of our common stock will continue to fluctuate widely in the future.

PRIVATE  PENNY STOCK REGULATIONS

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

ITEM 2.  DESCRIPTION OF PROPERTY

     Hardin, Texas. We are purchasing 3.3 acres in Hardin, Texas, which serves as corporate headquarters and our primary manufacturing facility, with a total of 5,500 square feet of office, manufacturing, and warehouse space. The current mortgage balance is approximately $74,103. We entered into a note payable in December 2002, which provides for monthly payments of $965 for 120 months.

     Hahnville, Louisiana. We have entered into a lease purchase contract with Trimac Transportation for the purchase of 1.52 acres, in Hahnville, Louisiana. The site has 52,844 square feet of 6 inch reinforced concrete paving and is surrounded by a chain link fence. The steel frame industrial building is 7,399 square feet and has two maintenance bays and one oversized cleaning bay capable of handling two trailers at a time, plus a boiler/equipment room. Finished office area is 508 square feet plus a 612 square feet finished mezzanine with an eating area and shower facility. The purchase price on the property is $450,000 payable in monthly payments of $5,000. One half of the payment is a lease payment, and one half is applied to the principal balance, with a balloon payment after 60 months of $250,000. Payments began June 1, 1999. In April
2000, we purchased an additional   acre across the street from the tank wash at
a cost of $100,000. The purchase was financed by the seller on a five-year note with monthly payments of $1,548. The down payment was $25,000 and the balance owed on December 31, 2002 was approximately $39,072. We installed utilities on the property and paved it for additional parking. In November 2000, we implemented a three-year agreement with a customer that allows them to place an office trailer on the property in return for which we clean and service their trucks and trailers.

     Freeport, Texas. In 2002 we purchased a dormant tank wash facility in Freeport Texas located on 3.24 acres for $220,000. The property has a cement and metal building of approximately 3600 square feet which houses a two bay tank wash with basic operating equipment in place, boiler, pumps, electrical systems, and waste water storage tanks. The purchase funds were provided by a
convertible debenture which pays 7.25% interest.   Planned improvements include
enlarged concrete parking area, office building with employee and driver facilities, and computerized upgrades to the operating systems. We estimate that the facility can be placed in prime condition for $300,000.

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


                                                               HIGH      LOW

          FISCAL 2002
          -----------
First Quarter.                                                 .05      .02
Second Quarter                                                 .04      .03
Third Quarter.                                                 .04      .01
Fourth Quarter                                                 .04      .01


          FISCAL 2001
          -----------
First Quarter                                                  .06      .05
Second Quarter                                                 .05      .04
Third Quarter                                                  .05      .03
Fourth Quarter                                                 .04      .02



     On March 27, 2003, the closing price of our common stock as reported by the OTC Electronic Bulletin Board was $.03. We believe that as of March 27, 2003, there were approximately 362 record owners of our common stock. It is our present policy not to pay cash dividends and to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon the amount of funds legally available, our earnings, financial condition, capital requirements, and other factors that the board of directors may deem relevant. We have not paid any dividends during the last two fiscal years and do not anticipate paying any cash dividends in the foreseeable future.


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

YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

     Revenues

     Total revenues decreased to $1,516,283 for the year ended December 31, 2002 compared with $1,802,611 for the year ended December 31, 2001. The decrease of 16% was attributable to decreased internal tank cleaning revenues from the Hahnville facility and decreased chemical sales during the year ended December 31, 2002.

     Cost of goods sold

For the year ended December 31, 2002, cost of goods sold increased to $536,748 from $576,783 during the year ended December 31, 2001. The decrease of 7% was primarily attributable to decreased direct labor and materials cost resulting from the decrease in revenue. Our gross margins as a percent of revenue for the year ended December 31, 2002 declined to 66% from 68% for the year ended December 31, 2001. The decline in gross margins was due to the lower margins received from our internal tank washing revenues in the Hahnville facility.

     General and Administrative Expenses

     For the year ended December 31, 2002, general and administrative expenses decreased to $1,102,114 from $1,107,810 during the year ended December 31, 2001. The decrease of 1% was primarily due to:

  -  a decrease in salary costs;
  -  a decrease in depreciation costs, and;
  -  a decrease in professional fees.


     Net Loss

     For the year ended December 31, 2002, our net loss was $209,173 compared to net profit of $39,238 for the year ended December 31, 2001. The loss was primarily attributable to the decrease in tank wash revenueand chemical revenue as described above.

     Cash Flows

     Our operating activities provided net cash of $168,314 in fiscal 2002 and $207,296 in fiscal 2001. Net cash provided by operating activities in fiscal 2000 decreased due to an decrease in the net operating profit for the year.

     Our investing activities used net cash of $262,183 in fiscal 2002 and $92,006 in 2001. The $262,183 was for the purchase of a tank wash facility in Freeport, Texas, and new equipment for the Hahnville, Louisiana tank wash.

     Our financing activities provided net cash of $93,869 in fiscal 2002 compared with using $115,145 in fiscal 2001. The amount provided by financing was from an increase in notes payable of $225,000 in the form of a convertible debenture less a reduction of notes payable in the amount of $156,131 . There were stock sales in 2002 totaling $25,000.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2002, we had cash of $250 and negative working capital of $238,232. We continued to receive cash flow from operations during 2002 as the Hahnville facility continued to generate positive cash flows. We have only operated the Hahnville facility since August 1999, and as such there is no assurance that we will continue to generate positive cash flow from the facility. We estimate our monthly operating expenditure for fiscal 2003 will be approximately $135,000, although unexpected expenses may increase our monthly outlays. In addition, we intend to make additional acquisitions during the year, which will cause increased expenditures.

     As of December 31, 2002, we had notes payable aggregating $666,165 to financial institutions and entities due through September 2008 at interest rates ranging from 8.0% to 14.7%. Of these notes payable, $167,006 is due during the year ended December 31, 2003. In addition we are currently leasing several other properties on a month-to-month basis with aggregate lease payments of $1,325 per month.

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

                                    PART III

ITEMS 9 TO 10 INCLUSIVEAND 12
     These items have been omitted in accordance with the general instructions to Form 10-KSB. Prior to April 30, 2003 we will file a definitive proxy statement or information statement that will involve the election of directors. The information required by these items will be included in such proxy statement or information statement and are incorporated by reference in this annual report.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                      Equity Compensation Plan Information

     The following table gives information about the Company's common stock that may be issued upon the exercise of options under its 2001 Stock Option Plan as of December 31, 2002, which has been approved by the Company's stockholders, and under compensation arrangements that were not approved by the Company's stockholders.

                                                                                              Number of securities
                                                                                             remaining available for
                             Number of securities to be                                   future issuance under equity
                              issued upon exercise of        Weighted average exercise         compensation plans
                           outstanding options, warrants       price of outstanding           (excluding securities
                                     and rights            options, warrants and rights      reflected in column A)
Plan Category                           (A)                             (B)                            (C)
-------------------------  ------------------------------  -----------------------------  -----------------------------
Equity Compensation Plans
Approved by Security                                   --                             --                      5,000,000
Holders
Equity Compensation Plans
Not Approved by Security.                              --                             --                             --
Holders
                           ------------------------------  -----------------------------  -----------------------------
    Total                                              --                             --                      5,000,000


Other information required by this item is incorporated herein by reference from the information provided under the heading "Security Ownership of Certain Beneficial Owners and Management" of the Company's Proxy Statement.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are to be filed as part of the annual report:

     EXHIBIT NO.          IDENTIFICATION OF EXHIBIT


     Exhibit 3.1 Articles of Incorporation of Fleetclean Systems, Inc. (filed previously as Exhibit 2.1 to the company's Form 10-SB, file no. 000-27467)
     Exhibit 3.2 Amended and Restated Bylaws of Fleetclean Systems, Inc. (filed previously as Exhibit 2.2 to the company's Form 10-SB, file no. 000-27467)
     Exhibit 4.1 Common Stock Certificate of Fleetclean Systems, Inc. (filed previously as Exhibit 2.1 to the company's Form 10-SB, file no. 000-27467)
     Exhibit 10.1 Lease/Purchase Agreement (filed previously as Exhibit 6.4 to the company's Form 10-SB/A, amendment #2, file no. 000-27467)
     Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350 as AdoptedPursuant to Section 906 of the Sarbanes-Oxley Act of 2002



     (b) There have been no reports filed on Form 8-Kduring the forth quarter of fiscal 2002.

ITEM 14.  CONTROLS AND PROCEDURES

     Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

                                   SIGNATURES
                                   ----------


     In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Fleetclean Systems, Inc.



                                         By:  /s/ Kenneth A. Phillips
                                            ----------------------------------
                                            Kenneth A. Phillips, President


                          ___________________________

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                        Title                         Date
---------                        -----                         ----



/s/ Kenneth A. Phillips          Chairman of the Board         March 29, 2003
--------------------------       and President
Kenneth A. Phillips


/s/ Jay G. Phillips              Director and Vice-President   March 29, 2003
--------------------------       Customer Service
Jay G. Phillips


/s/ Richard R. Royall            Director                      March 29, 2003
--------------------------
Richard R. Royall

CERTIFICATIONS

I, Kenneth A. Phillips, Chief Executive Officer and Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Fleetclean Systems, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003



/s/ Kenneth A. Phillips
----------------------------------
Kenneth A. Phillips,
Chief Executive Officer & Chief Financial Officer

                           CERTIFICATION  PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the annual report of Fleetclean Systems Inc., (the "Company") on Form 10-KSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the"Report"), I, Kenneth
A. Phillips, Chief Executive Officer an principal financial officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

This Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Kenneth A. Phillips
----------------------------------
Kenneth A. Phillips, Chief Executive Officer and principal financial officer March 29,2003

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
  Fleetclean Systems, Inc.
  Hardin, Texas

We have audited the accompanying balance sheet of Fleetclean Systems, Inc. as of December 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of Fleetclean's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fleetclean Systems, Inc. as of December 31, 2002, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.


Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com

February 7, 2003

                              FLEETCLEAN SYSTEMS, INC.
                                    BALANCE SHEET
                                  December 31, 2002


                                     ASSETS
Current assets
  Cash                                                                   $      250
  Accounts receivable, net of allowance for doubtful accounts of $3,258     149,266
  Inventory                                                                 142,220
  Prepaid expenses and other                                                 13,994
                                                                         -----------
    Total current assets                                                    305,730

Property and equipment, net                                               1,559,526

Goodwill, net of accumulated amortization of $39,709                        164,153
Other assets                                                                  2,220
                                                                         -----------
                                                                         $2,031,629
                                                                         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt and capital leases                   $  167,006
  Accounts payable                                                          317,211
  Accrued expenses                                                           59,745
                                                                         -----------
    Total current liabilities                                               543,962
                                                                         -----------

Long-term debt and capital leases                                           499,159
Convertible debentures                                                      225,000
                                                                         -----------
  Total liabilities                                                       1,268,121
                                                                         -----------

Commitments

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 50,000,000 shares
  authorized, 22,169,823 shares issued and outstanding                      221,698
Additional paid in capital                                                1,303,913
Accumulated deficit                                                        (762,103)
                                                                         -----------
  Total Stockholders' Equity                                                763,508
                                                                         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $2,031,629
                                                                         ===========


                 See accompanying summary of accounting policies
                        and notes to financial statements.

                            FLEETCLEAN SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS

                                                       For the Years Ended
                                                           December 31,
                                                           ------------
                                                        2002          2001
                                                    ------------  ------------
Net sales                                           $ 1,516,283   $ 1,802,611
Cost of goods sold                                      536,748       576,783
                                                    ------------  ------------
Gross profit                                            979,535     1,225,828
                                                    ------------  ------------

Operating expenses:
  Salaries and benefits                                 500,832       520,895
  General and administrative                            385,292       360,675
  Depreciation and amortization                         186,691       198,215
  Legal and professional                                 24,299        47,893
  (Gain) loss on sale of assets                           5,000       (19,868)
                                                    ------------  ------------
                                                      1,102,114     1,107,810
                                                    ------------  ------------

Income (loss) from operations                          (122,579)      118,018

Other income (expense):
  Interest expense                                      (87,953)      (87,923)
  Other                                                   1,359         2,682
                                                    ------------  ------------
                                                        (86,594)      (85,241)
                                                    ------------  ------------

Net income (loss) before benefit for income taxes      (209,173)       32,777
Benefit for income taxes                                      -         6,461
                                                    ------------  ------------
Net income (loss)                                   $  (209,173)  $    39,238
                                                    ============  ============

Net income (loss) per share:
  Basic                                             $     (0.01)  $      0.00
                                                    ============  ============
  Diluted                                           $     (0.01)  $      0.00
                                                    ============  ============

Weighted average shares outstanding:
  Basic and diluted                                  20,559,475    18,048,081
                                                    ============  ============


      See accompanying summary of accounting policies and notes to financial statements.



                                  FLEETCLEAN SYSTEMS, INC.
                             STATEMENTS OF STOCKHOLDERS' EQUITY
                           For the Years Ended December 31, 2002

                              Common stock
                          --------------------     Additional      Accumulated
                            Shares     Amount   paid in capital      deficit        Total
                          ----------  --------  ----------------  -------------  ----------
Balance,
December 31, 2000         18,046,746  $180,467  $      1,292,043  $   (592,168)  $ 880,342

Issuance of stock for
  compensation               750,000     7,500             1,875             -       9,375

Net income                         -         -                 -        39,238      39,238
                          ----------  --------  ----------------  -------------  ----------

Balance,
  December 31, 2001       18,796,746   187,967         1,293,918      (552,930)    928,955

Issuance of common stock
  for notes payable          250,000     2,500               625             -       3,125

Issuance of common stock
  for cash                 1,923,077    19,231             5,769             -      25,000

Issuance of common stock
  for compensation         1,200,000    12,000             3,600             -      15,600

Net loss                           -         -                 -      (209,173)   (209,173)
                          ----------  --------  ----------------  -------------  ----------

Balance,
  December 31, 2002       22,169,823  $221,698  $      1,303,913  $   (762,103)  $ 763,508
                          ==========  ========  ================  =============  ==========


      See accompanying summary of accounting policies and notes to financial statements.

                              FLEETCLEAN SYSTEMS, INC.
                              STATEMENTS OF CASH FLOWS

                                                              For the Years Ended
                                                                  December 31,
                                                                  ------------
                                                                2002        2001
                                                             ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITES:
Net income (loss)                                            $(209,173)  $  39,238
Adjustments to reconcile net income (loss) to cash used in
operating activities:
  Stock issued for compensation                                 15,600       9,375
  Depreciation and amortization                                186,691     198,215
  (Gain) loss on sale of assets                                  5,000     (19,868)
Changes in operating assets and liabilities:
  Accounts receivable                                          103,046     (56,768)
  Inventory                                                      1,404      20,470
  Prepaid expenses and other assets                              2,936       9,829
  Deferred taxes                                                     -      (6,462)
  Accounts payable                                              38,140     (27,959)
  Accounts payable - overdraft                                  27,151      38,106
  Accrued expenses                                              (2,481)      3,120
                                                             ----------  ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      168,314     207,296
                                                             ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                          (262,183)   (131,352)
  Proceeds from the sale of property and equipment                   -      39,346
                                                             ----------  ----------
NET CASH USED IN INVESTING ACTIVITIES                         (262,183)    (92,006)
                                                             ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITES:
  Proceeds on notes payable                                    225,000      49,783
  Payments on notes and capital lease payables                (156,131)   (164,928)
  Issuance of common stock                                      25,000           -
                                                             ----------  ----------
NET CASH PROVIDED BY (USED IN) FINANCING
ACTIVITIES                                                      93,869    (115,145)
                                                             ----------  ----------

NET INCREASE IN CASH                                                 -         145
Cash, beg. of period                                               250         105
                                                             ----------  ----------
Cash, end of period                                          $     250   $     250
                                                             ==========  ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                $  87,923   $  87,923
                                                             ==========  ==========
Income taxes paid                                            $       -   $       -
                                                             ==========  ==========

Non Cash Transactions:
Issuance of common stock for note payable                    $   3,125   $       -
                                                             ==========  ==========


      See accompanying summary of accounting policies and notes to financial statements.

                            FLEETCLEAN SYSTEMS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE  1  DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

Fleetclean Systems, Inc. (Fleetclean) incorporated as a Texas corporation and commenced business on June 1, 1986. Fleetclean is engaged in the business of sales and service of truck washing equipment to the trucking industry (large fleet operations).

In 1994, Fleetclean expanded its operations to include the manufacture of equipment and blending of washing materials with its own chemical formulas.

During 1999, Fleetclean acquired a truck terminal / internal tank wash facility in Hahnville, Louisiana under a lease purchase contract.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash Equivalents

Fleetclean considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

Inventory

Inventories are valued at the lower of cost or market. Cost is determined by using the average cost method. Inventories consist primarily of parts and chemicals.

Long-lived Assets

Property, plant and equipment are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Depreciation is computed by applying the straight-line method over the estimated useful lives of the buildings (thirty nine years) and by applying the straight-line or accelerated methods over the estimated useful lives of machinery and equipment (five to seven years). Leasehold improvements are amortized over the shorter of the useful life of the improvement or the life of the related lease. Fleetclean performs reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Goodwill

Goodwill relates to the value of a company acquired. The cost of the goodwill is amortized on a straight-line basis over the estimated life of fifteen years. Goodwill is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Revenue Recognition

Fleetclean recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. These criteria are generally met at the time product is shipped or services are performed. Shipping and handling costs are included in cost of goods sold.

Income Taxes

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Fleetclean records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Earnings Per Common Share

Basic earnings (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding during the period. Diluted earnings per common share is based on the weighted average number of common shares outstanding during the period plus the inclusion of common share equivalents. Warrants to purchase 166,667 and 316,667 shares of common stock in 2002 and 2001 were outstanding but not included in the computation of diluted earnings per common share because the exercise price was greater than the average market price of the common shares.

Stock-Based Compensation

Fleetclean accounts for stock-based compensation under the intrinsic value method. Under this method, Fleetclean recognizes no compensation expense for stock options granted when the number of underlying shares is known and exercise price of the option is greater than or equal to the fair market value of the stock on the date of grant.

Advertising

Advertising costs are expensed as incurred. Advertising expenses were $3,372 and $1,129 for the years ended December 31, 2002 and 2001, respectively.

Recent Accounting Pronouncements

Fleetclean does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Fleetclean's results of operations, financial position or cash flow.

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:


                                          December 31,
                                       ------------------
                                         2002      2001
                                       --------  --------
Accounts receivable                    $152,524  $259,619
Less: allowance for doubtful accounts     3,258     3,258
                                       --------  --------
                                       $149,266  $256,361
                                       ========  ========


NOTE 3 - PROPERTY, PLANT, AND EQUIPMENT:

Components of property, plant, and equipment, at December 31, 2002 and 2001 are as follows:

                                                       December 31,
                                                 ------------------------
                                                    2002         2001
                                                 -----------  -----------
Demonstration equipment                          $  467,292   $  456,059
Furniture and fixtures                               39,133       38,681
Machinery and equipment                             324,625      309,561
Leasehold improvements                                3,012        3,012
Land                                                325,741      270,330
Buildings                                           621,080      454,849
Tank cleaning equipment                             362,667      354,667
Transportation equipment                            359,434      358,643
                                                 -----------  -----------
                                                  2,502,984    2,245,802
Less: accumulated depreciation and amortization    (943,458)    (756,767)
                                                 -----------  -----------
                                                 $1,559,526   $1,489,035
                                                 ===========  ===========


Depreciation expense totaled $186,691 and $184,624 in 2002 and 2001, respectively.


NOTE 4 - Major Customers

Fleetclean has three and two customers that accounted for more than 10% of net sales, and collectively, these customers accounted for 51% and 36% of net sales for the years ended December 31, 2002 and 2001, respectively. The breakdown is as follows at December 31:

Customer    2002      2001
--------  --------  --------
  A       $323,978  $329,467
  B       $273,001  $319,451
  C       $169,553       n/a

NOTE 5 - LONG-TERM DEBT

Long-term debt consists of the following:


                                     Maturity  Interest
                       Collateral      Date      rate        2002       2001
                      -------------  --------  ---------  ---------  ----------
                      Land,building
Trimac Bulk Trans.    and equipment    3/1/04      6.79%  $ 302,345  $ 340,405
1st Liberty National  All accounts   12/26/07       8.0%     96,934    137,427
1st Liberty National  Land/building   3/15/12       8.0%     75,588     55,455
Granite Financial     Equipment       8/15/04      14.7%     43,343     64,700
D. Vial               Land            4/14/05      8.75%     39,072     53,532
Case Credit             1999 Trucks   10/6/03       9.6%     21,534     45,424
1st Liberty National     2001 Truck  12/13/04      10.5%     20,403     29,048
1st Liberty National     2001 Truck  12/13/04      10.5%     20,403     29,048
Southwest Bank           2001 Truck   1/16/05      8.25%     18,614     26,424
Southwest Bank           2001 Truck   1/16/05      8.25%     16,454     23,359
Southwest Bank           2000 Truck   8/10/04      8.25%     11,475     17,595
Southwest Bank        Forklift        10/4/02        10%          -      3,004
                                                          ----------  ---------
                                                            666,165    825,421
Less: current portion of long-term debt and capital leases (167,006)  (174,344)
                                                          ----------  ---------
Long-term debt and capital leases                         $ 499,159   $651,077
                                                          ==========  =========

All notes are personally guaranteed by the President of Fleetclean.

Principal repayments for each of the next five years are as follows:

             Amount
            --------
2003        $167,006
2004         365,230
2005          33,617
2006          28,172
2007          30,493
Thereafter    41,647
            --------
            $666,165
            ========


NOTE 6 - CONVERTIBLE DEBENTURES

During 2002, Fleetclean conducted a private debt placement memorandum and raised $225,000 in proceeds. The notes were sold in increments of $25,000 and bear interest at 7.25%. Interest is payable quarterly and the notes are convertible into common stock at 75% of the bid price on the date of conversion. The notes are convertible 1 year after closing through maturity at the option of the holder. The notes mature 3 years from closing. The closing dates range from January 2002 through November 2002.

NOTE 7 - INCOME TAXES

The provision (benefit) for federal income tax consists of the following for the years ended December 31:

                              2002     2001
                              -----  --------
Current provision (benefit)   $   -  $     -
Deferred provision (benefit)      -   (6,461)
                              -----  --------
                              $   -  $(6,461)
                              =====  ========

Deferred income taxes consist of the following at December 31:

                             2002        2001
                          ----------  ----------
Short-term:
  Deferred tax assets     $ 236,000   $ 162,000

Long-term:
  Deferred tax liability          -           -
  Valuation allowance      (236,000)   (162,000)
                          ----------  ----------
                          $       -   $       -
                          ==========  ==========

The following is a reconciliation of income taxes calculated at the United States federal statutory rate to the income tax provision (benefit):

                                               Years ended December 31,
                                              --------------------------
                                                  2002          2001
                                              ------------  ------------
Provision (benefit) for income taxes at
  U.S. statutory rate                                  34%         (34)%
Effect of utilization of net operating loss
  carryforwards                                      (34)%           34%
                                              ------------  ------------
Income tax provision (benefit)                          0%            0%
                                              ============  ============

Fleetclean had a taxable loss of approximately $204,000 and taxable income of $32,000 for the years ended December 31, 2002 and 2001, respectively. Fleetclean has net operating losses carry-forwards of approximately $680,000 which will expire in years from 2011 through 2022, respectively.


NOTE 8 - COMMITMENTS

Fleetclean currently leases a facility located in Johnson City, Rhode Island on a month-to-month basis. The monthly rental payment is $900 and is terminable upon thirty days notice.

Fleetclean currently leases a facility located in Statesville, North Carolina on a month-to-month basis. The monthly rental payment is $250 and is terminable upon thirty days notice.

Fleetclean currently leases a facility located in Monticello, Indiana on a month-to-month basis. The monthly rental payment is $300 and is terminable upon thirty days notice.

Fleetclean currently leases a facility located in Smithfield, Rhode Island over a two year term from June 2002 through May 2004. The monthly rental payment is $775. Future minimum lease payments are $9,300 in 2003 and $3,875 in 2004.

Rent expense was $19,025 and $24,338 for the years ending December 31, 2002 and 2001, respectively.


NOTE 9 - WARRANTS

Fleetclean has issued and outstanding the following warrants which have not yet been exercised at December 31, 2002, as follows:

Fleetclean issued 66,667 stock purchase warrants to Eugene Snowden, expiring December 15, 2003. The warrants are to purchase common stock for $0.05 per share.

Fleetclean issued 100,000 stock purchase warrants to Eugene Snowden, expiring January 1, 2003. The warrants are to purchase common stock for $0.05 per share.


NOTE 10 - EMPLOYEE STOCK OPTION PLAN

During 2001, both the directors and the shareholders ratified the "2001 Stock Option Plan". This plan has 5,000,000 shares of Fleetclean common stock reserved for issuance. At December 31, 2002, no options have been granted pursuant to the plan.