Form 10KSB/A
period 2002-12-31
FLEETCLEAN SYSTEMS INC
filed 2003-05-02
CIK 1020646

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                  FORM 10-KSB/A
--------------------------------------------------------------------------------

[ X ] AMENDMENT NO. 1 TO ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For  the  fiscal  year  ended  December  31,  2002

[   ]     TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934


                            FLEETCLEAN SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

Commission  file  number:  000-27467

               Texas                                    76-0196431
               -----                                    ----------
  (State or Other Jurisdiction                       (I.R.S. Employer
of Incorporation or Organization)                  Identification  No.)

  P.O.  Box 727, Hwy 834 East .7 miles, Hardin, Texas                   77561
  ---------------------------------------------------                   -----
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

Yes  [ X ]  No  [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for the 12 months ended December 31, 2002 were $1,516,283

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and ask price on the OTC Electronic Bulletin Board on March 26, 2002 was $317,275. As of March 26, 2003 registrant had 22,169,823 shares of Common Stock outstanding.

     Fleetclean Systems, Inc., a Texas corporation (the "Company") hereby amends Items 9, 10, 11, and 12 of its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 31, 2003, to add the additional information contained herein

                                    PART III

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

NAME                 AGE                      POSITION
-------------------  ---  -------------------------------------------------
Kenneth A. Phillips   58  Director and President
-------------------  ---  -------------------------------------------------
Jay G. Phillips       30  Director and Vice - President, Technical Services
-------------------  ---  -------------------------------------------------
Richard R. Royall     56  Director
-------------------  ---  -------------------------------------------------
Kathryn M. Phillips   55  Secretary and Treasurer
-------------------  ---  -------------------------------------------------

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

     Richard R. Royall has served as a Director since June 1996. Mr. Royall has been a partner in the accounting firm of Royall & Fleschler, certified public accountants, for the past thirteen years. Since April 1997, Mr. Royall has served as Chief Financial Officer of Eagle Wireless International, Inc.

     Kathryn M. Phillips has served as the Company's Secretary and Treasurer since the founding of the Company in 1986. Ms. Phillips is a graduate of Texas Tech University and has for the past 26 years held positions in general business accounting and controllership. From February 1986 until January 1997, Ms. Phillips was plant controller for Akzo Nobel Chemical Co., and worked part-time for the Company. Ms. Phillips has been a full-time employee of the Company since January 1997.

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

ITEM  10.  EXECUTIVE  COMPENSATION

     The following tables contain compensation data for the President of the Company for the fiscal year ended December 31, 2002. No other executive officer or director received in excess of $100,000 in compensation during the fiscal year ended December 31, 2002.

                           SUMMARY COMPENSATION TABLE

                                                   ANNUAL
                                                   ------
       NAME AND PRINCIPAL POSITIONS     YEAR     COMPENSATION      LONG TERM COMPENSATION
       ----------------------------     ----     ------------  -----------------------------
                                                                          AWARDS
                                                   Salary ($)  Restricted stock award(s) ($)
                                                 ------------  -----------------------------

Kenneth A. Phillips, President          2002        114,000                   30,000

                                        2001        115,000                   15,000

                                        2000         93,000                   20,500

     Mr. Phillips restricted stock awards consist of yearly grants of common stock for services rendered as President. The values are based on the closing market price on the date of grants of $.11, $.03, $.025 per share, for fiscal year 2000, 2001, and 2002 respectively. The table above does not include perquisites and other personal benefits in amounts of less than 10% of the total annual salary and bonus of the named executive officer.

EMPLOYMENT  AGREEMENTS

     The Company does not have any employment agreements with its officers or directors. The Company does not maintain life insurance on any of its directors, officers, or employees.

STOCK  OPTIONS  AND  WARRANTS

     The Company did not issue any warrants or options, under its stock option plan or otherwise, to its directors, officers, or employee during the year ended December 31, 2002 for compensation. The Company's directors or executive officers currently do not have any outstanding options or warrants.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth, as of March 31, 2003 the number and percentage of outstanding shares of Company common stock owned by:

  - each person known to the Company to beneficially own more than 5% of its outstanding Common Stock;
  -  each director;
  -  each named executive officer; and
  -  all executive officers and directors as a group.

                                                  NUMBER OF SHARES OF
NAME AND ADDRESS OF BENEFICIAL OWNER        COMMON STOCK BENEFICIALLY OWNED   PERCENTAGE OF OWNERSHIP
------------------------------------------  --------------------------------  ------------------------
Kenneth A. Phillips                                           10,711,521 (1)                     48.3%
Jay G. Phillips                                                     664,971                       3.0%
Richard R. Royall                                                   362,500                       1.6%
All executive officers and directors as a
group (4 persons)                                                11,738,992                      53.0%

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

                                                                                          Number of securities
                                                                                          remaining available for
                           Number of securities to be                                     future issuance under equity
                           issued upon exercise of         Weighted average exercise      compensation plans
                           outstanding options, warrants   price of outstanding           (excluding securities
                           and rights                      options, warrants and rights   reflected in column A)
Plan Category                         (A)                            (B)                            (C)
-------------------------  ------------------------------  -----------------------------  -----------------------------
Equity Compensation Plans
Approved by Security
Holders                               --                             --                          5,000,000
Equity Compensation Plans
Not Approved by Security              --                             --                             --
Holders
                           -------------------------------------------------------------------------------------------
    Total                             --                             --                          5,000,000


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     In October 1999, the Company issued Kenneth A. Phillips three warrants to each purchase 83,333 shares of common stock at an exercise price of $.05 per share expiring on December 15, 2000, 2001, and 2002, respectively, which were exercised in July 2000. These warrants were issued as part of a loan agreement between the Company and Kenneth A. Phillips, in which Mr. Phillips loaned the Company $175,000 at an interest rate of 10% per annum due on demand. In July 2000, Kenneth A. Phillips converted this note, plus interest for 3,539,974 shares of common stock. In February 2002, the Company issued Royall & Fleschler, Mr. Royall's accounting firm, 250,000 shares of common stock for services rendered. In April 2000, the Company issued Kenneth A. Phillips 1,450,000 shares of common stock for an aggregate purchase price of $290,000. In December 2000, the Company issued Kenneth A. Phillips 487,804 shares of common stock for an aggregate purchase price of $10,000, and issued 850,000 shares of common stock to the Company's officers, directors, and employees as a bonus. In December 2001, the Company issued 600,000 shares of common stock to its officers as a bonus. In June 2002, the Company issued Kenneth A. Phillips 1,923,077 shares of restricted common stock for an aggregate purchase price of $25,000, and issued 1,200,000 shares of restricted common stock to Mr. Phillips as a bonus.

                                   SIGNATURES
                                   ----------


     In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Fleetclean  Systems,  Inc.



                              By: _________________________________
                                  Kenneth  A.  Philips,  President


                           ___________________________

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                    Title                         Date
---------                    -----                         ----



______________________      Chairman  of  the  Board      April 30, 2003
Kenneth  A.  Philips        and  President


______________________      Director and Vice-President   April 30, 2003
Jay  G.  Phillips           Technical  Service


______________________      Director                      April 30, 2003
Richard  R.  Royall

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

Date:  April 30, 2003



/s/  Kenneth A. Phillips
----------------------------------
Kenneth  A.  Phillips,
Chief Executive Officer & Chief Financial Officer

                           CERTIFICATION  PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the annual report of Fleetclean Systems Inc., (the "Company") on Form 10-KSB/A for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the"Report"), I, Kenneth
A. Phillips, Chief Executive Officer an principal financial officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

This Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/  Kenneth A. Phillips
---------------------------------
Kenneth A. Phillips, Chief Executive Officer and principal financial officer April 30, 2003