Form 10QSB
period 2003-03-31
FLEETCLEAN SYSTEMS INC
filed 2003-05-15
CIK 1020646

UNITED STATES SECURITIES AND EXCHANGE COMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended March 31, 2003
                                       OR

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



                         P.O. BOX 727,  821 HWY 834 EAST
                               HARDIN, TEXAS 77561
                                  936-298-9835
           Address and telephone number of principal executive offices

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes  X     No
    ---       ---

The number of shares of common stock of the Registrant outstanding at May 6, 2003 was 22,169,823.

                            FLEETCLEAN SYSTEMS INC
                                 BALANCE SHEETS

                                     ASSETS


                                                      31-MAR
                                                       2003
                                                    ----------
                                                     UNAUDITED
CURRENT ASSETS:
  CASH                                              $      250
  ACCOUNTS RECEIVABLE - NET                            211,783
  EMPLOYEE ADVANCES                                      5,543
  INVENTORY                                            149,259
  PREPAID EXPENSES                                       7,535
                                                    ----------
        TOTAL CURRENT ASSETS                           374,370

PROPERTY, PLANT, AND EQUIPMENT: - NET                1,517,717

OTHER ASSETS:
  OTHER ASSETS                                           2,220
  GOODWILL                                             164,153
                                                    ----------

        TOTAL OTHER ASSETS                             166,373
                                                    ----------

TOTAL ASSETS                                        $2,058,460
                                                    ==========

                             FLEETCLEAN SYSTEMS INC
                                 BALANCE SHEETS

                       LIABIITIES AND STOCKHOLDERS' EQUITY


                                                             31-MAR
                                                              2003
                                                           ----------
UNAUDITED
CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                                         $  338,123
  NOTES PAYABLE                                               135,505
  INSURANCE PAYABLE                                            14,628
  ACCRUED EXPENSES                                             64,033
                                                           ----------

    TOTAL CURRENT LIABILITIES                                 552,289

LONG-TERM LIABILITIES:
  NOTES PAYABLE - NET OF CURRENT PORTION                      489,166
  CONVERTIBLE DEBENTURES                                      225,000

    TOTAL LONG-TERM LIABILITIES                               714,166


TOTAL LIABILITIES                                           1,266,455
                                                           ----------


STOCKHOLDERS' EQUITY:
  COMMON STOCK - $.01 PAR VALUE
  AUTHORIZED 50,000,000 SHARES
  ISSUED AND OUTSTANDING - 22,169,823                         221,698
  PAID IN CAPITAL                                           1,303,913
  RETAINED EARNINGS                                          -733,606
                                                           ----------

    TOTAL STOCKHOLDERS' EQUITY                                792,005
                                                           ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $2,058,460
                                                           ==========


                             FLEETCLEAN SYSTEMS INC.
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002



                                                        THREE        THREE
                                                       MONTHS        MONTHS
                                                        2,003        2,002
                                                      UNAUDITED    UNAUDITED
REVENUES:
  NET SALES                                          $   468,902  $   427,486

  LESS: COST OF GOODS SOLD                               171,615      140,589
                                                     -----------  ------------

    GROSS PROFIT                                         297,287      286,897
                                                     -----------  ------------

OPERATING EXPENSES:
  SALARIES AND PAYROLL TAXES                             109,979      121,560
  ADVERTISING                                                 96          190
  AUTO EXPENSE                                            15,378       11,795
  CUSTOMER DAMAGE                                            650
  DEPRECIATION AND AMORTIZATION                           43,013       46,256
  DUES & SUBSCRIPTIONS                                       873        1,020
  ENTERTAINMENT                                               51
  EQUIPMENT REPAIRS                                        1,654        5,133
  INSURANCE                                               23,137       27,777
  INVESTOR RELATIONS                                       1,481        1,775
  LICENSES  & FEES                                         2,859        2,922
  OFFICE EXPENSE                                           3,230        4,525
  POSTAGE/FREIGHT                                          1,489          593
  PROFESSIONAL FEES                                        7,065        2,835
  RENT                                                     3,975        4,350
  SHOP EXPENSE                                             5,189        8,812
  TAXES - OTHER                                            4,770        3,319
  TELEPHONE & UTILITIES                                   19,538       15,624
  TRAILER EXPENSE                                            210          458
  TRAVEL                                                   4,422        6,778
                                                     -----------  ------------

    TOTAL OPERATING EXPENSES                             248,358      266,423
                                                     -----------  ------------

NET INCOME (LOSS) FROM OPERATIONS                         48,929       20,474

OTHER INCOME (EXPENSE)
  MISCELLANEOUS INCOME - NET                                 279          318
  GAIN ON SALES OF ASSET                                       0            0
  INTEREST EXPENSE                                       -20,711      -20,876
                                                     -----------  ------------

    TOTAL OTHER INCOME (EXPENSE)                         -20,432      -20,558
                                                     -----------  ------------

NET INCOME (LOSS)                                    $    28,497         -$84
                                                     ===========  ============

    NET INCOME (LOSS) PER COMMON SHARE
      BASIC                                          $      0.00  $     (0.00)
      DILUTED                                        $      0.00  $     (0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING                   22,169,823   18,796,746

                              FLEETCLEAN SYSTEMS INC.
                             STATEMENTS OF CASH FLOWS
                            THREE MONTHS ENDED MARCH 31


                                                                2003       2002
                                                             ----------  ---------
UNAUDITED                                                    UNAUDITED
OPERATING ACTIVITIES:
  NET INCOME (LOSS)                                          $   28,497       -$84
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET
  CASH USED BY OPERATING ACTIVITIES:
    STOCK ISSUED FOR CONVERSION OF DEBT                           3,125
    STOCK ISSUED FOR SERVICES RENDERED
    DEPRECIATION AND AMORTIZATION                                43,013     46,256
    (INCREASE)/DECREASE IN ACCOUNTS RECEIVABLE                  -62,518      5,145
    (INCREASE)/DECREASE IN EMPLOYEE ADVANCES                     -1,492       -378
    (INCREASE)/DECREASE IN INVENTORIES                           -7,039     -2,417
    (INCREASE)/DECREASE IN PREPAID EXPENSES                       2,409    -59,772
    (INCREASE)/DECREASE IN OTHER ASSETS                          -5,000
    INCREASE/(DECREASE) IN ACCOUNTS PAYABLE                      20,912     29,990
    INCREASE/(DECREASE) IN INSURANCE PAYABLE                      6,258     54,554
    INCREASE/(DECREASE) IN ACCRUED EXPENSES                      12,657     -8,481
                                                             ----------  ---------

     NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES        42,697     62,938

INVESTING ACTIVITIES:
  PURCHASE OF PROPERTY, PLANT, AND EQUIPMENT                     -1,203   -236,096

FINANCING ACTIVITIES:
    INCREASE/(DECREASE) IN NOTES PAYABLE                        -41,494    173,158
                                                             ----------  ---------
    ISSUANCE OF COMMON STOCK - NET

      NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES      -41,494    173,158

  NET INCREASE/(DECREASE) IN CASH                                     0          0

CASH AT BEGINNING OF PERIOD                                         250        250
                                                             ----------  ---------

CASH AT END OF PERIOD                                        $      250  $     250
                                                             ==========  =========


SUPPLEMENTAL DISCLOSURES OF  CASH FLOW INFORMATION
     CASH PAID DURING THE PERIODS ENDED, MARCH 30                  2003       2002
                                                             ----------  ---------

          INTEREST EXPENSE                                   $   20,711  $  20,876
          INCOME TAX                                                  0          0
          PURCHASE OF PROPERTY IN FREEPORT, TEXAS                        $ 221,642

ITEM 1.   FINANCIAL STATEMENTS

                            FLEETCLEAN SYSTEMS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

                                 MARCH 31, 2003
NOTE 1 - BASIS OF PRESENTATION:

     The accompanying unaudited financial statements have been prepared by Fleetclean Systems Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Results of operations for the three-month period ended March 31. 2003 are not necessarily indicative of future financial results. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended December 31, 2002, included with the Company's Form 10-KSB, as filed with the Securities and Exchange Commission.

NOTE 2 - OUTSTANDING WARRANTS:


     66,667 stock purchase warrants expiring December 15, 2003 at a purchase price of $0.05 per share.


NOTE  3-ACCOUNTING  CHANGES

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized; however, these assets must be reviewed at least annually for impairment. Intangible assets with finite useful lives will continue to be amortized over their respective useful lives. The non-amortization provisions of SFAS No. 142 were effective immediately for goodwill and intangible assets with indefinite useful lives acquired after June 30, 2001. Fleetclean applied the non-amortization provisions of SFAS No. 142 to the remainder of its goodwill assets effective January 1, 2002. The application of these provisions resulted in increasing operating income by $14,000 in 2002. Fleetclean performed a transitional impairment test for all recorded goodwill by June 30, 2002.

     As discussed above, Fleetclean adopted SFAS No. 142 effective Janaury 1, 2002. The provisions of SFAS No. 142 require that a two-step transitional impairment test be performed on all goodwill. In the first step, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. If the carrying value exceeds the fair value, then the second step must be performed, and the implied fair value of the reporting unit's goodwill must be determined and compared to the carrying value of the goodwill for the reporting unit. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded as a cumulative effect of a change in accounting principle. With regard to its goodwill balance at Janaury 1, 2002, Fleetclean performed the first step of this evaluation by June 30, 2003 with no goodwill being impaired.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

     This Management's Discussion and Analysis as of March 31, 2003 and for the three-month period ended March 31, 2003 and 2002 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report.

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

     We are a national retail distributor of truck washing equipment and chemicals to operators of large trucking fleets. In 1994, we acquired the assets and business accounts of Chemex Southwestern Inc. and began to manufacture equipment and chemicals for retail distribution. During 1994, we opened a distribution warehouse in Statesville, North Carolina. In January 1996, we acquired the Kentucky operations, including a distribution warehouse, and customer accounts of Fleetcleaning Supply Company, Inc. In February 1999, we acquired the assets and ongoing business accounts of Tri-State Chemex Corp of Providence, Rhode Island. All equipment is manufactured in Texas, with chemical mixing facilities operating in Texas and Rhode Island. Distribution and customer service is by our employees who service specific geographic regions. In 1999 we opened an internal tank truck cleaning facility in Hahnville Louisiana. In April 2002 we purchased a tank wash facility in Freeport Texas at a cost of $220,000. This facility has been inactive for approximately two years, and was purchased out of the bankruptcy of Matlack Systems Inc. We expect to remodel and upgrade the facility during 2003, prior to opening for business, at an anticipated capital expenditure of $250,000. This upgrade will depend on our obtaining financing for the improvements. At present we have no commitment for financing, and if financing is unavailable the opening of the Freeport facility will be delayed. Management believes that financing can be arranged so that the upgrade of the Freeport facility can be done this year, however we cannot be assured that financing can be obtained.

     We generate revenues from: (a) the sales of chemicals for use with our hand-held truck washing equipment, (b) sales of our drive-thru truck washing system, and (c) from our internal tank cleaning operations. We recognize revenues at the point of sale.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

     Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Management believes there have been no significant changes during the three-month period ended March 31, 2003 to the items which we disclosed as our accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-KSB for the year ended December 31, 2002, except for the items discussed below.

Long-Lived Assets Including Finite-Lived Purchased Intangible Assets

     We review property, plant and equipment and intangible assets with finite lives whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Our asset impairment review assesses the fair value of the assets based on the future cash flow the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, comparable market values. Such evaluations of impairment of long-lived assets including purchased intangible assets with finite lives are an integral part of, but are not limited to, our strategic reviews of our business and operations performed in conjunction with restructuring actions. Deterioration of our business in a geographic region in the future could also lead to impairment adjustments as such issues are identified.

Valuation of Goodwill

     We review goodwill at least annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 142 require that a two-step transitional impairment test be performed on goodwill. In the first step, the fair value of each reporting unit is compared to its carrying value. The fair value is estimated using a discounted cash flow approach. When available and as appropriate, comparative market multiples are also used to supplement the discounted cash flow approach. If the fair value of the reporting unit exceeds the carrying value of the assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the second step must be performed, and the implied fair value of the reporting unit's goodwill must be determined and compared to the carrying value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded.

     The discounted cash flow approach for estimating the fair value of long-lived assets, goodwill and purchased intangible assets is dependent on a number of factors including estimates of future market growth, forecasted revenue and costs, expected periods the assets will be utilized and appropriate discount rates used to calculate the discounted cash flow. Our fair value estimates, as well as the allocation of net assets to reporting units, are based on assumptions we believe to be reasonable but which are unpredictable and inherently uncertain and as a result actual results may differ from those estimates.


QUARTER ENDED MARCH 31, 2003 COMPARED TO THE QUARTER  ENDED MARCH 31, 2002

     Revenues

     Total revenues increased to $468,902 for the quarter ended March 31, 2003 compared with $427,486 for the quarter ended March 31, 2002. The overall increase of 9.7% was attributable to a 9.7% increase in internal tank cleaning revenues from the Hahnville facility, and a 9.7% increase in chemical revenue during the first quarter.

     Cost of goods sold

     For the quarter ended March 31, 2003, cost of goods sold increased to $171,615 from $140,589 during the quarter ended March 31, 2002. The overall increase of 22% was attributable to increased cost of purchased materials and increased cost of waste water disposal at the Hahnville facility, where cost of goods sold increased by 11.8%, and in increase in the cost of purchased materials in the chemical business where cost of goods sold increased by 40%. Additionally, inventory was devalued by $5000 to establish a reserve for obselescence. Our gross margin as a percent of revenue decreased for the quarter ended March 31, 2003 to 63% from 67% for the quarter ended March 31, 2002. The decline in gross margin percentage was due to the lower margins received from our internal tank washing revenues in the Hahnville facility and the lower margin in the chemical business, both as a result of increased costs of purchased materials, plus the $5000 inventory adjustment. Historically the gross margin on tank cleaning operations has been 55%, while the gross margin on the chemical business averages 80%. As tank cleaning revenues continue to increase to become the larger percent of total revenue, due to the expected addition of the revenue from the Freeport tank wash later this year, the overall gross margin percentage will continue to decrease, even though revenues and net profit are expected to increase.

     Operating Expenses

     For the quarter ended March 31, 2003, operating expenses decreased to $248,358 from $266,423 during the quarter ended March 31, 2002. The decrease of 7% was primarily due to:

- A decrease in salary expense attributable to a reduction of staff and combining of duties, and

-    A decrease in insurance and travel expense.


     Net Profit

     For the quarter ended March 31, 2003, our net profit was $28,497 compared to a net loss of $84 for the quarter ended March 31, 2002. The profit was primarily attributable to the increase in revenue and reduction of operating expenses as described above.

     Cash Flows

     Our operating activities provided net cash of $42,697 in the first quarter of 2003 compared to producing $62,938 in the first quarter of 2002. Net cash provided by operating activities in the first quarter of 2003 resulted primarily from net operating profit for the quarter, plus depreciation.

     Our investing activities used net cash of $1,203 in the first quarter of 2003 compared to $236,096 in the first quarter 2002. The decrease of investing activities is attributable to no significant capital expenditures during the first quarter of 2003, compared to the purchase of a tank cleaning facility in Freeport Texas in the first quarter of 2002 plus capital equipment for the Hahnville Louisiana tank cleaning facility.

     Our financing activities used cash of $41,494 in the first quarter of 2003 compared to $173,158 provided by financing in the first quarter of 2001. The cash used in 2003 was for reduction of notes payable, and there were no sales of common stock or new notes payable.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2003, we had cash of $250 and negative working capital of $177,919. We do expect to receive cash flow from operations during the current fiscal year as the Hahnville facility continues to generate positive cash flows. We estimate our monthly operating expenditure for fiscal 2003 will be approximately $140,000, although unexpected expenses may increase our monthly outlays.

     As of March 31, 2003, we had notes payable aggregating $624,671 to financial institutions and entities due through March 2012 at interest rates ranging from 8.25% to 14.7%. Of these notes payable, $125,513 is due during the remaining 9 months of the year ended December 31, 2003. In addition, we are currently leasing several other properties on a month to month basis, with aggregate lease payments of $1,325 per month.

     In March 2004 we have a significant balloon payment due on the Hahnville tank wash facility. At present we have no commitment for refinancing of the debt. Negotiations are currently ongoing with potential lenders with the intent of having financing available when the note is due. We are confident that satisfactory financing arrangements will be in place though we cannot guarantee such at this time. If refinancing were to be impossible, the facility could be lost which would be a significant loss to the company.

     Additionally, in connection with our purchase of the Freeport tank wash facility, we raised $225,000 through a private placement of convertible debt (the "private placement"). The notes were sold in increments of $25,000 and bear interest at 7.25%. Interest is paid quarterly and the notes are convertible into common stock at 75% of the bid price on the date of conversion. The notes are convertible 1 year after closing through maturity at the option of the holder. The notes are held by twelve individuals, or entities, and in the event that a significant number of the note holders were to convert the notes to common stock, it would result in a change in control of the company. The conversion period is in effect at this time and there has been no indication of any intent to convert. We estimate needed renovations, to the Freeport tank wash facility will cost approximately $250,000. We intend to finance the renovations through additional monies raised from debt or equity offerings, or through additional loans from financial institutions. At this time, we have no commitments for any additional funds for the renovation work, and as such, any delays in obtaining financing could delay the opening of the facility.

Item 3.  Controls and Procedures.

     Based on the evaluation conducted by Kenneth Phillips, both the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as of a date within 90 days of the filing date of this quarterly report ("Evaluation Date"), of the effectiveness of the Company's disclosure controls and procedures, Kenneth Phillips concluded that, as of the Evaluation Date, (1) there were no significant deficiencies or material weaknesses in the Company's disclosure controls and procedures, (2) there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date and (3) no corrective actions were required to be taken

                                     PART II
                                OTHER INFORMATION

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

Date: May 12, 2003                    By:
                                         -------------------------------
                                         Kenneth A. Phillips, President

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

Date: May 12, 2003



/s/ Kenneth A. Phillips
-----------------------
Kenneth A. Phillips,
Chief Executive Officer & Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the quarterly report of Fleetclean Systems Inc., (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the"Report"), I, Kenneth
A. Phillips, Chief Executive Officer an principal financial officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) This Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Kenneth A. Phillips, Chief Executive Officer and principal financial officer May 12, 2003