Form 10QSB/A
period 2003-03-31
FLEETCLEAN SYSTEMS INC
filed 2003-05-30
CIK 1020646

UNITED STATES SECURITIES AND EXCHANGE COMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A


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



                            FLEETCLEAN SYSTEMS, INC.
              Exact name of Registrant as specified in its charter


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

ITEM 1.   FINANCIAL STATEMENTS

                            FLEETCLEAN SYSTEMS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

                                 MARCH 31, 2003
NOTE 1 - BASIS OF PRESENTATION:

     The accompanying unaudited financial statements have been prepared by Fleetclean Systems Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of future financial results. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended December 31, 2002, included with the Company's Form 10-KSB, as filed with the Securities and Exchange Commission.

NOTE 2 -  OUTSTANDING WARRANTS:


     66,667 stock purchase warrants expiring December 15, 2003 at a purchase price of $0.05 per share.


NOTE 3 - ACCOUNTING CHANGES

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


     As discussed above, Fleetclean adopted SFAS No. 142 effective Janaury 1, 2002. The provisions of SFAS No. 142 require that a two-step transitional impairment test be performed on all goodwill. In the first step, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. If the carrying value exceeds the fair value, then the second step must be performed, and the implied fair value of the reporting unit's goodwill must be determined and compared to the carrying value of the goodwill for the reporting unit. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded as a cumulative effect of a change in accounting principle. With regard to its goodwill balance at Janaury 1, 2002, Fleetclean performed the first step of this evaluation by June 30, 2002 with no goodwill being impaired.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

     This Management's Discussion and Analysis as of March 31, 2003 and for the three-month period ended March 31, 2003 and 2002 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report.

     Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial conditions, or state other forward looking information. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as, "may,"

"will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statement. Factors that might cause or contribute to such a discrepancy include, but are not limited to the risks discussed in our other SEC filings, including those in our annual report on Form 10-KSB for the year ended December 31, 2002. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

     Cost of goods sold


     For the quarter ended March 31, 2003, cost of goods sold increased to $171,615 from $140,589 during the quarter ended March 31, 2002. The overall increase of 22% was attributable to increased cost of purchased materials and increased cost of waste water disposal at the Hahnville facility, where cost of goods sold increased by 11.8%, and an increase in the cost of purchased materials in the chemical business where cost of goods sold increased by 40%. Additionally, inventory was devalued by $5000 to establish a reserve for obselescence. Our gross margin as a percent of revenue decreased for the quarter ended March 31, 2003 to 63% from 67% for the quarter ended March 31, 2002. The decline in gross margin percentage was due to the lower margins received from our internal tank washing revenues in the Hahnville facility and the lower margin in the chemical business, both as a result of increased costs of purchased materials, plus the $5000 inventory adjustment. Historically the gross margin on tank cleaning operations has been 55%, while the gross margin on the chemical business averages 80%. As tank cleaning revenues continue to increase to become the larger percent of total revenue, due to the expected addition of the revenue from the Freeport tank wash later this year, the overall gross margin percentage will continue to decrease, even though revenues and net profit are expected to increase.

     Operating Expenses

     For the quarter ended March 31, 2003, operating expenses decreased to $248,358 from $266,423 during the quarter ended March 31, 2002. The decrease of 7% was primarily due to:

- A decrease in salary expense attributable to a reduction of staff and combining of duties, and

-    A decrease in insurance and travel expense.

..

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


     Our financing activities used cash of $41,494 in the first quarter of 2003 compared to $173,158 provided by financing in the first quarter of 2002. The cash used in 2003 was for reduction of notes payable, and there were no sales of common stock or new notes payable.


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

                                   Fleetclean Systems, Inc.

Date: May 16, 2003                 By: /s/ Kenneth A. Phillips
                                      ---------------------------------------
                                      Kenneth A. Phillips, President

CERTIFICATIONS

I, Kenneth A. Phillips, Chief Executive Officer and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of Fleetclean Systems, Inc.;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 16, 2003



/s/ Kenneth A. Phillips
-------------------------------------------------
Kenneth A. Phillips,
Chief Executive Officer & Chief Financial Officer