Form 10QSB
period 2003-06-30
FLEETCLEAN SYSTEMS INC
filed 2003-08-15
CIK 1020646

UNITED STATES SECURITIES AND EXCHANGE COMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the six month period ended June 30, 2003
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


The number of shares of common stock of the Registrant outstanding at August 14, 2003 was 23,289,823.

                             FLEETCLEAN SYSTEMS INC
                                  BALANCE SHEET

                                     ASSETS


                                                                 JUNE 30
                                                                   2003
                                                                ----------
                                                                 UNAUDITED
CURRENT ASSETS:
    CASH                                                        $      250
    ACCOUNTS RECEIVABLE - NET                                      165,262
    EMPLOYEE ADVANCES                                                2,709
    INVENTORY                                                      152,168
    PREPAID EXPENSES                                                32,749
                                                                ----------
      TOTAL CURRENT ASSETS                                         353,139

PROPERTY, PLANT, AND EQUIPMENT - NET                             1,479,844

OTHER ASSETS:
    OTHER ASSETS                                                     2,220
    GOODWILL - NET                                                 164,153
                                                                ----------

      TOTAL OTHER ASSETS                                           166,373
                                                                ----------

TOTAL ASSETS                                                    $1,999,356
                                                                ==========

                             FLEETCLEAN SYSTEMS INC
                                  BALANCE SHEET

                       LIABIITIES AND STOCKHOLDERS' EQUITY


                                                                JUNE 30
                                                                  2003
                                                               ----------
                                                                UNAUDITED
CURRENT LIABILITIES:
    ACCOUNTS PAYABLE                                           $  324,723
    NOTES PAYABLE                                                 398,820
    INSURANCE PAYABLE                                              25,091
    ACCRUED EXPENSES                                               42,261
                                                               ----------

      TOTAL CURRENT LIABILITIES                                   790,895

LONG-TERM LIABILITIES:
    NOTES PAYABLE - NET OF CURRENT PORTION                        183,539
    CONVERTIBLE DEBENTURES                                        225,000
                                                               ----------

      TOTAL LONG-TERM LIABILITIES                                 408,539
                                                               ----------

TOTAL LIABILITIES                                               1,199,435
                                                               ----------


STOCKHOLDERS' EQUITY:
    COMMON STOCK - $.01 PAR VALUE
    AUTHORIZED 50,000,000 SHARES
    ISSUED AND OUTSTANDING - 23,289,823                           232,898
    PAID IN CAPITAL                                             1,327,713
    RETAINED EARNINGS                                            -760,690
                                                               ----------

      TOTAL STOCKHOLDERS' EQUITY                                  799,921
                                                               ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $1,999,356
                                                               ==========

                                     FLEETCLEAN SYSTEMS INC.
                                     STATEMENTS OF OPERATIONS
                         SIX AND THREE MONTHS ENDED JUNE 30, 2003 AND 2002


                                                     SIX          SIX         THREE        THREE
                                                    MONTHS       MONTHS       MONTHS       MONTHS
                                                     2003         2002         2003         2002
                                                  --------------------------------------------------
                                                    UNAUDITED    UNAUDITED    UNAUDITED    UNAUDITED
REVENUES:
    NET SALES                                     $   885,143  $   796,470  $   416,241  $   368,985

    LESS: COST OF GOODS SOLD                          323,630      273,155  $   152,015      133,523
                                                  --------------------------------------------------

      GROSS PROFIT                                    561,513      523,315  $   264,226      235,462
                                                  --------------------------------------------------

OPERATING EXPENSES:
    SALARIES AND PAYROLL TAXES                        230,289      262,729  $   120,310      141,169
    ADVERTISING                                           508          349  $       412          159
    AUTO EXPENSE                                       27,865       23,745  $    12,487       11,950
    CUSTOMER DAMAGE                                         0  $     2,600            0        1,950
    DEPRECIATION AND AMORTIZATION                      86,026       92,511  $    43,013       46,256
    DUES & SUBSCRIPTIONS                                  921        1,865  $        48          845
    ENTERTAINMENT                                         236          148  $       236           97
    EQUIPMENT REPAIRS                                   5,229            0  $     3,575            0
    INSURANCE                                          44,247       55,610  $    21,110       27,833
    INVESTOR RELATIONS                                  2,425        2,600  $       944          825
    LICENSES  & FEES                                    4,735        2,971  $     1,876           49
    OFFICE EXPENSE                                      6,930        8,784  $     3,700        4,260
    POSTAGE/FREIGHT                                     3,813        4,760  $     2,324        3,211
    PROFESSIONAL FEES                                  26,065       10,883  $    19,000        8,048
    RENT                                                7,950        7,675  $     3,975        3,325
    SHOP EXPENSE                                       13,081       26,065  $     7,892       12,121
    TAXES - OTHER                                       9,249        5,837  $     4,480        2,518
    TELEPHONE & UTILITIES                              39,771       30,686  $    20,233       14,682
    TRAILER EXPENSE                                       449          583  $       239          504
    TRAVEL                                             10,736       11,237  $     6,314        4,459
                                                  --------------------------------------------------

      TOTAL OPERATING EXPENSES                        520,526      551,638  $   272,168      284,261
                                                  --------------------------------------------------

NET INCOME (LOSS) FROM OPERATIONS                      40,987      -28,324      -$7,942      -48,799

OTHER INCOME/EXPENSE:
    MISCELLANEOUS INCOME - NET                            667          651  $       389          334
    INTEREST EXPENSE                                  -40,242      -41,804     -$19,531      -20,928
                                                  --------------------------------------------------

      TOTAL OTHER INCOME                              -39,575      -41,153      -19,142      -20,594
                                                  --------------------------------------------------

NET INCOME (LOSS) BEFORE INCOME TAXES                   1,413      -69,477     -$27,084      -69,393
                                                  ==================================================

                                                  ==================================================
      NET LOSS PER COMMON SHARE
        BASIC                                     $      0.00  $      0.00  $      0.00  $      0.00
        DILUTED                                   $      0.00  $      0.00  $      0.00  $      0.00

      WEIGHTED AVERAGE SHARES OUTSTANDING
        BASIC                                      22,181,141   19,046,746   22,175,677   18,796,746
        DILUTED                                    22,181,141   19,046,746   22,175,677   18,796,746

                             FLEETCLEAN SYSTEMS INC.
                            STATEMENTS OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30


                                                            2003       2002
                                                         ---------------------
                                                          UNAUDITED  UNAUDITED
OPERATING ACTIVITIES:
  NET INCOME (LOSS)                                      $    1,413   -$69,477
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET
  CASH USED BY OPERATING ACTIVITIES:
    STOCK ISSUED FOR SERVICES RENDERED                       10,000     18,725
    DEPRECIATION AND AMORTIZATION                            86,026     92,511
    (INCREASE)/DECREASE IN ACCOUNTS RECEIVABLE              -15,996     43,245
    (INCREASE)/DECREASE IN EMPLOYEE ADVANCES                  1,341     -5,074
    (INCREASE)/DECREASE IN INVENTORIES                       -9,948    -13,790
    (INCREASE)/DECREASE IN PREPAID EXPENSES                 -22,805    -37,781
    (INCREASE)/DECREASE IN OTHER ASSETS                           0     -5,775
    INCREASE/(DECREASE) IN ACCOUNTS PAYABLE                   7,511     27,325
    INCREASE/(DECREASE) IN INSURANCE PAYABLE                 16,722     31,556
    INCREASE/(DECREASE) IN ACCRUED EXPENSES                  -9,114    -12,710
                                                         ---------------------

     NET CASH PROVIDED BY  OPERATING ACTIVITIES              65,150     68,755

INVESTING ACTIVITIES:
  PURCHASE OF PROPERTY, PLANT, AND EQUIPMENT                 -6,345   -239,179

     NET CASH USED INVESTING ACTIVITIES                      -6,345   -239,179

FINANCING ACTIVITIES:
    INCREASE/(DECREASE) IN NOTES PAYABLE                    -83,805    145,424
    INCREASE/(DECREASE) IN ADVANCE FROM OFFICER
    ISSUANCE OF COMMON STOCK - NET                           25,000     25,000
                                                         ---------------------

      NET CASH PROVIDED BY (USED) FINANCING ACTIVITIES      -58,805    170,424

  NET INCREASE/(DECREASE) IN CASH                                 0          0

CASH AT BEGINNING OF PERIOD                                     250        250
                                                         ---------------------

CASH AT END OF PERIOD                                    $      250  $     250
                                                         =====================



SUPPLEMENTAL DISCLOSURES OF  CASH FLOW INFORMATION
     CASH PAID DURING THE PERIODS ENDED, JUNE 30               2003       2002
                                                         ---------------------

          INTEREST EXPENSE                               $   40,242  $  41,804
          INCOME TAX                                              0          0
          PURCHASE OF PROPERTY IN FREEPORT, TEXAS                 0    221,642

ITEM 1.   FINANCIAL STATEMENTS

                            FLEETCLEAN SYSTEMS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

                                  JUNE 30, 2003

NOTE 1 - BASIS OF PRESENTATION:

     The accompanying unaudited financial statements have been prepared by Fleetclean Systems Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Results of operations for the six-month period ended June 30, 2003 are not necessarily indicative of future financial results. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended December 31, 2002, included with the Company's Form 10-KSB, as filed with the Securities and Exchange Commission.

NOTE 2 -  OUTSTANDING WARRANTS:


     66,667 stock purchase warrants expiring December 15, 2003 at a purchase price of $0.05 per share.
     880,000 stock purchase warrants expiring December 31, 2007 at a purchase price of $0.20 per share

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

     This Management's Discussion and Analysis as of June 30, 2003 and for the three-month period ended June 30, 2003 and 2002 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report.

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

     We are a national retail distributor of truck washing equipment and chemicals to operators of large trucking fleets. In 1994, we acquired the assets and business accounts of Chemex Southwestern Inc. and began to manufacture equipment and chemicals for retail distribution. During 1994, we opened a distribution warehouse in Statesville, North Carolina. In January 1996, we acquired the Kentucky operations, including a distribution warehouse, and customer accounts of Fleetcleaning Supply Company, Inc. In February 1999, we acquired the assets and ongoing business accounts of Tri-State Chemex Corp of Providence, Rhode Island. All equipment is manufactured in Texas, with chemical mixing facilities operating in Texas and Rhode Island. Distribution and customer service is by our employees who service specific geographic regions. In 1999 we opened an internal tank truck cleaning facility in Hahnville Louisiana. In April 2002 we purchased a tank wash facility in Freeport Texas at a cost of $220,000. This facility has been inactive for approximately two years, and was purchased out of the bankruptcy of Matlack Systems Inc. We expect to remodel and upgrade the facility during 2003, prior to opening for business, at an anticipated capital expenditure of $300,000. This upgrade will depend on our obtaining financing for the improvements. At present we have no commitment for financing, and if financing is unavailable the opening of the Freeport facility will be delayed. Management believes that financing can be arranged so that the upgrade of the Freeport facility can be done this year, however we cannot be assured that financing can be obtained.

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

        Management believes there have been no significant changes during the three-month period ended June 30, 2003 to the items which we disclosed as our accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-KSB for the year ended December 31, 2002, except for the items discussed below.

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


QUARTER ENDED JUNE 30, 2003 COMPARED TO THE QUARTER  ENDED JUNE 30, 2002

     Revenues

     Total revenues increased to $416,241 for the quarter ended June 30, 2003 compared with $368,985 for the quarter ended June 30, 2002. The overall increase of 12.8% was attributable to a $36,668 increase in internal tank cleaning revenues from the Hahnville facility, and a $52,005 increase in chemical division revenue during the first quarter. The increase in chemical division revenue is due to increased equipment sales.

     Cost of goods sold

     For the quarter ended June 30, 2003, cost of goods sold increased to $152,015 from $133,523 during the quarter ended June 30, 2002. The overall increase of 13.8% was attributable to increased cost of purchased materials at the Hahnville facility, where cost of goods sold increased by 8%, and an increase in the cost of purchased materials in the chemical business where cost of goods sold increased by 46.5% due to costs of purchased materials for equipment sales. Our gross margin as a percent of revenue remained unchanged at 63% for the quarter ended June 30, 2003 when compared to the quarter ended June 30, 2002. For the six month period ended June 30, 2003 the gross margin on tank cleaning operations was 52.5%, while the gross margin on the chemical business was 75.6% after inventory was devalued by $5000 to establish a reserve for obselescence. As tank cleaning revenues continue to increase to become the larger percent of total revenue, due to the expected addition of the revenue from the Freeport tank wash later this year, the overall gross margin percentage will continue to decrease, even though revenues and net profit are expected to increase.

     Operating Expenses

     For the quarter ended June 30, 2003, operating expenses decreased to $272,168 from $284,261 during the quarter ended June 30, 2002. The decrease of 4.3% was primarily due to:

- A decrease in salary expense attributable to a reduction of staff and combining of duties, and

-    A decrease in insurance expense.

     The reduction in expenses was partially offset by an increase in professional fees of $10,952. Of this amount $10,000 was a non cash expense paid in common stock as shown in the cash flow analysis.

     Net Profit

     For the quarter ended June 30, 2003, our net loss was $27,084 compared to a net loss of $69,393 for the quarter ended June 30, 2002. The reduced loss was primarily attributable to the increase in revenue and reduction of operating expenses as described above. For the six month period ended June 30, 2003 the net profit was $1,413 compared to a net loss of $69,477 for the six month period ended June 30, 2002. The net improvement was $70,890 for the comparable six month periods.

     Cash Flows

     Our operating activities provided net cash of $65,150 in the first six months of 2003 compared to $68,755 net cash provided in the first six months of 2002. Net cash provided by operating activities in the first six months of 2003 resulted primarily from net operating profit for the period, plus depreciation and the conversion of debt to equity through the issuance of 1,000,000 shares of restricted common stock valued at $10,000.

     Our investing activities used net cash of $6,345 in the first six months of 2003 compared to $239,179 in the first quarter 2002. The decrease of investing activities is attributable to no significant capital expenditures during the first six months of 2003, compared to the purchase of a tank cleaning facility in Freeport Texas in the first quarter of 2002 plus capital equipment for the Hahnville Louisiana tank cleaning facility.

     Our financing activities used cash of $58,805 in the first six months of 2003 compared to $170,424 provided by financing in the first six months of 2002. The cash used in 2003 was for an $83,805 reduction of notes payable, partially offset by the sale of 120,000 shares of restricted common stock for $25,000.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2003, we had cash of $250 and negative working capital of $437,756. We do expect to receive cash flow from operations during the current fiscal year as the Hahnville facility and the chemical division continue to
generate positive cash flows.   We estimate our monthly operating expenditure
for fiscal 2003 will be approximately $140,000, although unexpected expenses may increase our monthly outlays.

     As of June 30, 2003, we had notes payable aggregating $582,359 to financial institutions and entities due through March 2012 at interest rates ranging from 8.25% to 14.7%. Of these notes payable, $83,123 is due during the remaining 6 months of the year ended December 31, 2003. In addition, we are currently leasing several other properties on a month to month basis, with aggregate lease payments of $1,325 per month.

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

     Additionally, in connection with our purchase of the Freeport tank wash facility, we raised $225,000 through a private placement of convertible debt (the "private placement"). The notes were sold in increments of $25,000 and bear interest at 7.25%. Interest is paid quarterly and the notes are convertible into common stock at 75% of the bid price on the date of conversion. The notes are convertible 1 year after closing through maturity at the option of the holder. The notes are held by twelve individuals, or entities, and in the event that a significant number of the note holders were to convert the notes to common stock, it would result in a change in control of the company. The conversion period is in effect at this time and there has been no indication of any intent to convert. We estimate needed renovations, to the Freeport tank wash facility will cost approximately $300,000. We intend to finance the renovations through additional monies raised from debt or equity offerings, or through additional loans from financial institutions. At this time, we have no commitments for any additional funds for the renovation work, and as such, any delays in obtaining financing could delay the opening of the facility.

ITEM 3.   CONTROLS AND PROCEDURES

     In accordance with the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2003 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                                     PART II
                                OTHER INFORMATION

     Pursuant to the Instructions to Part II of the Form 10-QSB, Items 1& 3-5 are omitted.

Item 2.     Changes in Securities and Use of Proceeds.

     Set forth below is certain information concerning all issuances of securities by the Company during the fiscal quarter ended June 30, 2003, that were not registered under the Securities Act.

     In June 2003, the Company issued 500,000 shares of common stock each to Mr. Richard Royall, a director of the Company, and to another consultant in consideration for services rendered pursuant to the exemption provided by
Section 4(2) and Regulation D of the Securities Act.

     In June 2003, the Company sold 120,000 shares of common stock for $25,000 to an accredited investor pursuant to the exemption provided by Regulation D of the Securities Act, and issued such investor a warrant to purchase 880,000 shares of common stock at an exercise price of $.20 per share expiring December 31, 2007.

     The above transactions were completed pursuant to either Section 4(2) of the Securities Act or Rule 506 of Regulation D of the Securities Act. With respect to issuances made pursuant to Section 4(2) of the Securities Act, the transactions did not involve any public offering and were sold to a limited group of persons. Each recipient either received adequate information about the Company or had access, through employment or other relationships, to such information, and the Company determined that each recipient had such knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in the Company.

     With respect to issuances made pursuant to Rule 506 of Regulation D of the Securities Act, the Company determined that each purchaser was an "accredited investor" as defined in Rule 501(a) under the Securities Act.

     All sales of the Company's securities were made by officers of the Company who received no commission or other remuneration for the solicitation of any person in connection with the respective sales of securities described above. The recipients of securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions.

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

Exhibit 4.1 Common Stock Certificate of Fleetclean Systems, Inc. (Filed previously on Form 10-SB, dated 9/27/99)

Exhibit 10.1 Kenneth A. Phillips Employment Agreement (Filed previously on Form 10-SB, dated 9/27/99)

Exhibit 10.2 Addendum to Kenneth A. Phillips Employment Agreement (Filed previously on Form 10-SB, dated 11/12/99)

Exhibit 10.3 Lease/Purchase Agreement (Filed previously on Form 10-SB, dated 11/24/99)

Exhibit 31.1 Chief Executive Officer/Chief Financial Officer Certification pursuant to Section 13A-14 of the Securities Exchange Act

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


     (b)  REPORTS ON FORM 8-K

     None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Fleetclean Systems, Inc.
Date: August 14, 2003                    By:
                                             -----------------------------------
                                             Kenneth A. Phillips, President