Form 10QSB
period 2003-09-30
FLEETCLEAN SYSTEMS INC
filed 2003-11-14
CIK 1020646

UNITED STATES SECURITIES AND EXCHANGE COMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB


 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                For the six month period ended September 30, 2003
                                       OR

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


The number of shares of common stock of the Registrant outstanding at October 14, 2003 was 25,105,460.

ITEM  1.  FINANCIAL  STATEMENTS

                             FLEETCLEAN SYSTEMS INC
                                  BALANCE SHEET

                                     ASSETS

                                                                         SEPT
                                                                         2003
                                                                      ----------
                                                                      UNAUDITED
CURRENT ASSETS:
     CASH                                                             $      250
     ACCOUNTS RECEIVABLE - NET                                           161,596
     EMPLOYEE ADVANCES                                                     2,696
     INVENTORY                                                           159,918
     PREPAID EXPENSES                                                     32,604
                                                                      ----------
          TOTAL CURRENT ASSETS                                           357,064

PROPERTY, PLANT, AND EQUIPMENT - NET                                   1,437,267

OTHER ASSETS:
     OTHER ASSETS                                                          2,220
     GOODWILL - NET                                                      164,153
                                                                      ----------

          TOTAL OTHER ASSETS                                             166,373
                                                                      ----------

TOTAL ASSETS                                                          $1,960,704
                                                                      ==========


                             FLEETCLEAN SYSTEMS INC
                                  BALANCE SHEET

                       LIABIITIES AND STOCKHOLDERS' EQUITY

                                                                         SEPT
                                                                         2003
                                                                      ----------
                                                                      UNAUDITED
CURRENT LIABILITIES:
     ACCOUNTS PAYABLE                                                 $  354,662
     NOTES PAYABLE                                                       385,662
     INSURANCE PAYABLE                                                    16,298
     ACCRUED EXPENSES                                                     44,355
                                                                      ----------

          TOTAL CURRENT LIABILITIES                                      800,977

LONG-TERM LIABILITIES:
     NOTES PAYABLE - NET OF CURRENT PORTION                              153,614
     DEFERRED CONVERTIBLE DEBENTURE                                      237,500
                                                                      ----------

          TOTAL LONG-TERM LIABILITIES                                    391,114
                                                                      ----------

TOTAL LIABILITIES                                                      1,192,091
                                                                      ----------


STOCKHOLDERS' EQUITY:
     COMMON STOCK - $.01 PAR VALUE
     AUTHORIZED 50,000,000 SHARES
     ISSUED AND OUTSTANDING - 25,105,460                                 251,055
     PAID IN CAPITAL                                                   1,327,713
     RETAINED EARNINGS                                                  -810,154
                                                                      ----------

          TOTAL STOCKHOLDERS' EQUITY                                     768,613
                                                                      ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $1,960,704
                                                                      ==========

                                          FLEETCLEAN SYSTEMS INC.
                                          STATEMENTS OF OPERATIONS
                             NINE AND THREE MONTHS ENDED SEPT 30, 2003 AND 2002


                                                            NINE         NINE         THREE        THREE
                                                           MONTHS       MONTHS       MONTHS       MONTHS
                                                            2003         2002         2003         2002
                                                         -----------  -----------  -----------  -----------
                                                          UNAUDITED    UNAUDITED    UNAUDITED    UNAUDITED
REVENUES:
     NET SALES                                           $ 1,292,708  $ 1,167,636  $   407,565  $   371,166

     LESS: COST OF GOODS SOLD                                479,849      407,634      156,219  $   134,479
                                                         -----------  -----------  -----------  -----------
          GROSS PROFIT
                                                             812,859      760,002      251,346      236,687
                                                         -----------  -----------  -----------  -----------

OPERATING EXPENSES:
     SALARIES AND PAYROLL TAXES                              351,856      388,229      121,567      125,500
     ADVERTISING                                               1,010          963          501          614
     AUTO EXPENSE                                             41,412       37,603       13,547       13,858
     CUSTOMER DAMAGE                                                        4,300                     1,700
     DEPRECIATION AND AMORTIZATION                           129,039      139,930       43,013       47,419
     DUES & SUBSCRIPTIONS                                      1,041        3,172          120        1,307
     ENTERTAINMENT                                               236          181                        34
     EQUIPMENT REPAIRS                                         9,016                     3,787
     INSURANCE                                                68,017       82,780       23,770       27,170
     INVESTOR RELATIONS                                        3,160        3,275          735          375
     LICENSES  & FEES                                          4,735        3,280                       309
     OFFICE EXPENSE                                           10,278       11,167        3,348        2,382
     POSTAGE/FREIGHT                                           6,775        7,350        2,962        2,590
     PROFESSIONAL FEES                                        57,955       19,367       31,890        8,484
     RENT                                                     11,925       11,650        3,975        3,975
     SHOP EXPENSE                                             20,145       38,930        7,064       12,865
     TAXES - OTHER                                            13,244        8,309        3,995        2,472
     TELEPHONE & UTILITIES                                    59,481       49,367       19,710       18,681
     TRAILER EXPENSE                                           1,013          583          564            0
     TRAVEL                                                   15,559       19,737        4,822        8,500
                                                         -----------  -----------  -----------  -----------

       TOTAL OPERATING EXPENSES                              805,896      830,174      285,371      278,235
                                                         -----------  -----------  -----------  -----------

 INCOME (LOSS) FROM OPERATIONS                                 6,963      -70,172      -34,025      -41,548

OTHER INCOME/EXPENSE:
     MISCELLANEOUS INCOME - NET                                1,051          950          384          299
     GAIN ON SALES OF ASSET                                    4,400                     4,400
     INTEREST EXPENSE                                        -60,466      -64,335      -20,224      -22,531
                                                         -----------  -----------  -----------  -----------

       TOTAL OTHER EXPENSE                                   -55,014      -63,385      -15,440      -22,232
                                                         -----------  -----------  -----------  -----------

NET INCOME (LOSS) BEFORE INCOME TAXES                       -$48,051    -$133,557     -$49,464     -$63,780


               NET INCOME (LOSS) PER COMMON SHARE
                         BASIC                           $      0.00       -$0.01  $      0.00  $      0.00
                         DILUTED                         $      0.00       -$0.01  $      0.00  $      0.00

                    WEIGHTED AVERAGE SHARES OUTSTANDING
                         BASIC                            22,651,222   18,846,852   23,585,851   18,897,515
                         DILUTED                          22,651,222   18,846,852   23,585,851   18,897,515

                              FLEETCLEAN SYSTEMS INC.
                             STATEMENTS OF CASH FLOWS
                           NINE MONTHS ENDED SEPTEMBER 30

                                                               2003        2002
                                                            ----------  ----------
                                                            UNAUDITED   UNAUDITED
OPERATING ACTIVITIES:
  NET LOSS                                                    -$48,051   -$133,557
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET
  CASH USED BY OPERATING ACTIVITIES:
    STOCK ISSUED FOR CONVERSION OF DEBT                                      3,125
    STOCK ISSUED FOR SERVICES RENDERED                          28,156      15,600
    DEPRECIATION AND AMORTIZATION                              129,039     139,930
    (INCREASE)/DECREASE IN ACCOUNTS RECEIVABLE                 -12,330      86,174
    (INCREASE)/DECREASE IN EMPLOYEE ADVANCES                     1,354      -4,868
    (INCREASE)/DECREASE IN INVENTORIES                         -17,698     -24,162
    (INCREASE)/DECREASE IN PREPAID EXPENSES                    -22,660     -23,633
    (INCREASE)/DECREASE IN OTHER ASSETS                                     -5,774
    INCREASE/(DECREASE) IN ACCOUNTS PAYABLE                     37,451      57,964
    INCREASE/(DECREASE) IN INSURANCE PAYABLE                     7,929      19,990
    INCREASE/(DECREASE) IN ACCRUED EXPENSES                     -7,021     -16,580
                                                            ----------  ----------

     NET CASH PROVIDED BY  OPERATING ACTIVITIES                 96,169     114,209

INVESTING ACTIVITIES:
  PURCHASE OF PROPERTY, PLANT, AND EQUIPMENT                    -6,780    -243,387

     NET CASH (USED FOR) INVESTING ACTIVITIES                   -6,780    -243,387

FINANCING ACTIVITIES:
    INCREASE/(DECREASE) IN NOTES PAYABLE                      -114,389     104,278
    ISSUANCE OF COMMON STOCK - NET                              25,000      25,000
                                                            ----------  ----------

      NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES     -89,389     129,278

  NET INCREASE/(DECREASE) IN CASH                                    0           0

CASH AT BEGINNING OF PERIOD                                        250         250
                                                            ----------  ----------

CASH AT END OF PERIOD                                       $      250  $      250
                                                            ==========  ==========


SUPPLEMENTAL DISCLOSURES OF  CASH FLOW INFORMATION
     CASH PAID DURING THE PERIODS ENDED, SEPT 30               2003        2002
                                                            ----------  ----------

          INTEREST EXPENSE                                  $   60,466  $   64,335
          INCOME TAX                                                 0           0
          PURCHASE OF PROPERTY IN FREEPORT, TEXAS                    0  $  221,642

                            FLEETCLEAN SYSTEMS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
NOTE 1 - BASIS OF PRESENTATION:

     The accompanying unaudited financial statements have been prepared by Fleetclean Systems Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Results of operations for the nine-month period ended September 30, 2003 are not necessarily indicative of future financial results. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended December 31, 2002, included with the Company's Form 10-KSB, as filed with the Securities and Exchange Commission.

NOTE 2 - OUTSTANDING  WARRANTS:


     66,667 stock purchase warrants expiring December 15, 2003 at a purchase price of $0.05 per share.
     880,000 stock purchase warrants expiring December 31, 2007 at a purchase price of $0.20 per share


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     This Management's Discussion and Analysis as of September 30, 2003 and for the three-month period ended September 30, 2003 and 2002 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report.

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

     We are a national retail distributor of truck washing equipment and chemicals to operators of large trucking fleets. In 1994, we acquired the assets and business accounts of Chemex Southwestern Inc. and began to manufacture equipment and chemicals for retail distribution. During 1994, we opened a distribution warehouse in Statesville, North Carolina. In January 1996, we acquired the Kentucky operations, including a distribution warehouse, and customer accounts of Fleetcleaning Supply Company, Inc. In February 1999, we acquired the assets and ongoing business accounts of Tri-State Chemex Corp of Providence, Rhode Island. All equipment is manufactured in Texas, with chemical mixing facilities operating in Texas and Rhode Island. Distribution and customer service is by our employees who service specific geographic regions. In 1999 we opened an internal tank truck cleaning facility in Hahnville Louisiana. In April 2002 we purchased a tank wash facility in Freeport Texas at a cost of $220,000. This facility has been inactive for approximately two years, and was purchased out of the bankruptcy of Matlack Systems Inc. We expect to remodel and upgrade the facility during 2004, prior to opening for business, at an anticipated capital expenditure of $300,000. This upgrade will depend on our obtaining financing for the improvements. At present we have no commitment for financing, and if financing is unavailable the opening of the Freeport facility will be delayed. Management is negotiating for financing so that the upgrade of the Freeport facility can be done in the 1st quarter of 2004, however we cannot be assured that financing can be obtained.

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

     Management believes there have been no significant changes during the nine-month period ended September 30, 2003 to the items which we disclosed as our accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-KSB for the year ended December 31, 2002, except for the items discussed below.

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


QUARTER ENDED SEPTEMBER 30, 2003 COMPARED TO THE QUARTER  ENDED SEPTEMBER 30,
2002

     Revenues

     Total revenues increased to $407,565 for the quarter ended September 30, 2003 compared with $371,166 for the quarter ended September 30, 2002. The overall increase of 9.8% was attributable to a $14,319 decrease in internal tank cleaning revenues from the Hahnville facility, and a $50,719 increase in chemical division revenue during the first quarter. The increase in chemical division revenue is due to increased equipment sales. For the nine months ended September 30, 2003 total revenue increase by $125,072, a 10.7% increase over the nine months ended September 30,2002.

     Cost of goods sold

     For the quarter ended September 30, 2003, cost of goods sold increased to $156,219 from $134,479 during the quarter ended September 30, 2002. The overall increase of 16% was attributable to increased cost of purchased materials related to the increased equipment sales in the chemical division. Our gross margin as a percent of revenue decreased to 61.6% for the quarter ended September 30, 2003 compared to 63.8% for the quarter ended September 30, 2002. For the nine month period ended September 30, 2003 the gross margin on tank cleaning operations was 51.2%, while the gross margin on the chemical business was 74.7% after inventory was devalued by $8,000 to establish a reserve for obsolescence. As tank cleaning revenues continue to increase to become the larger percent of total revenue, due to the expected addition of the revenue from the Freeport tank wash next year, the overall gross margin percentage will continue to decrease, even though revenues and net profit are expected to increase.

     Operating Expenses

     For the quarter ended September 30, 2003, operating expenses increased to $285,371 from $278,235 during the quarter ended September 30, 2002. The increase of 2.6% was primarily due to:

     - An increase in professional fees of $23,406, paid to consultants assisting in developing financing plans for the Company. Of this amount $18,156 was a non cash expense paid in common stock as shown in the cash flow analysis.
     - The increase in professional fees was partially offset by reductions in depreciation expense, insurance expense, and shop expense.

     Net Profit

     For the quarter ended September 30, 2003, our net loss was $49,464 compared to a net loss of $63,780 for the quarter ended September30, 2002. The reduced loss was primarily attributable to the increase in revenue and reduction of operating expenses as described above. For the nine month period ended September 30, 2003 the net loss was $48,051 compared to a net loss of $133,557 for the nine month period ended September 30, 2002. The net improvement was $85,506 for the comparable nine month periods.

     Cash Flows

     Our operating activities provided net cash of $96,169 in the first nine months of 2003 compared to $114,209 net cash provided in the first nine months of 2002. Net cash provided by operating activities in the first nine months of 2003 resulted primarily from net operating loss for the period, plus depreciation and the conversion of debt to equity through the issuance of 2,815,637 shares of restricted common stock valued at $28,156.

     Our investing activities used net cash of $6,780 in the first nine months of 2003 compared to $243,387 in the first nine months of 2002. The decrease of investing activities is attributable to no significant capital expenditures during the first nine months of 2003, compared to the purchase of a tank cleaning facility in Freeport Texas in the first quarter of 2002 plus capital equipment for the Hahnville Louisiana tank cleaning facility.

     Our financing activities used cash of $89,389 in the first nine months of 2003 compared to $129,278 provided by financing in the first nine months of 2002. The cash used in 2003 was for an $114,389 reduction of notes payable, partially offset by the sale of 120,000 shares of restricted common stock for $25,000.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2003, we had cash of $250 and negative working capital of $443,913. We do expect to receive cash flow from operations during the current fiscal year as the Hahnville facility and the chemical division
continue to generate positive cash flows.   We estimate our monthly operating
expenditure for fiscal 2003 will be approximately $140,000, although unexpected expenses may increase our monthly outlays.

     As of September 30, 2003, we had notes payable aggregating $540,409 to financial institutions and entities due through March 2012 at interest rates ranging from 8.25% to 14.7%. Of these notes payable, $27,298 is due during the remaining 3 months of the year ended December 31, 2003. In addition, we are currently leasing several other properties on a month to month basis, with aggregate lease payments of $1,325 per month.

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

SUBSEQUENT EVENTS

On November 12, 2003, the Company announced that it intends to issue up to 1.5 million shares of Series A Convertible Preferred Stock (the "Preferred Stock") in a private placement to accredited investors. See Item 5 of Part II below, which is incorporated herein by reference thereto.


ITEM 3.  CONTROLS AND PROCEDURES

     In accordance with the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2003 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30,

2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                                     PART II
                                OTHER INFORMATION

     Pursuant to the Instructions to Part II of the Form 10-QSB, Items 1& 3-4 are omitted.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     Set forth below is certain information concerning all issuances of securities by the Company during the fiscal quarter ended September 30, 2003, that were not registered under the Securities Act.

     In September 2003, the Company issued 1,815,637 shares of common stock to a consultant in consideration for services rendered pursuant to the exemption provided by Section 4(2) and Regulation D of the Securities Act.

     The above transaction was completed pursuant to either Section 4(2) of the Securities Act or Rule 506 of Regulation D of the Securities Act. With respect to issuances made pursuant to Section 4(2) of the Securities Act, the transactions did not involve any public offering and were sold to a limited group of persons. The recipient either received adequate information about the Company or had access, through employment or other relationships, to such information, and the Company determined that the recipient had such knowledge and experience in financial and business matters that he was able to evaluate the merits and risks of an investment in the Company.

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


ITEM 5.  OTHER EVENTS

Under Rule 135(c) of the Rules promulgated under the Securities Act of 1933, as amended, the Company announced in a news release dated November 12, 2003, that the Company contemplates issuing up to 1.5 million shares of Series A Convertible Preferred Stock (the "Preferred Stock") in a private placement to accredited investors. The Company expects the Preferred Stock to have a sale price of $1.00 per share. The Company expects the Preferred Stock to carry an interest rate of 8.25%, payable annually in cash. If the private placement of such Preferred Stock is consummated in full, such Preferred Stock would convert into approximately 48% of the Company's Common Stock on a fully diluted basis. The Preferred Stock is expected to have certain preferential rights and conditions in addition to the annual dividend. The conversion and anti-dilution provisions of the Preferred Stock will not be tied to the publicly quoted price for the Company's Common Stock. The purpose of such private placement is to raise funds for general corporate purposes, including debt reduction, business development, marketing, sales infrastructure and working capital. The foregoing summary of the proposed basic terms of the Preferred Stock and contemplated use of proceeds thereof remains subject to change by the Board of Directors of the Company without further notice. The closing of the prospective private offering of Preferred Stock will be subject to certain conditions and there can be no assurance that such closing will occur. The foregoing disclosure is provided for informational purposes only and does not constitute an offer to sell or a solicitation of any offer to buy the Preferred Stock or any other security of the Company.

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

Exhibit 31.1  Chief Executive Officer/Chief Financial Officer Certification pursuant to
              Section 13A-14 of the Securities Exchange Act

Exhibit 32.1  Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  REPORTS  ON  FORM  8-K

     None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                           Fleetclean Systems , Inc.
Date: November 14, 2003                    By:___________________________
                                             Kenneth A. Phillips, President