Form 10KSB
period 2003-12-31
FLEETCLEAN SYSTEMS INC
filed 2004-05-11
CIK 1020646

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
_______________________________________________________________________________

[ X ] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2003

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

Yes [ X ]  No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the 12 months ended December 31, 2003 were $769,085 net of discontinued operations.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and ask price on the OTC Electronic Bulletin Board on March 29, 2004 was $277,479. As of March 29, 2004 registrant had 25,105,460 shares of Common Stock outstanding.

                                Table of Contents

PART I.........................................................................1
Item 1.  Description of Business...............................................1
Item 2.  Description of Property...............................................6
Item 3.  Legal Proceedings.....................................................6
Item 4.  Submission of Matters to a Vote of Security Holders...................7
PART II........................................................................7
Item 5.  Market for Common Equity and Related Stockholder Matters..............7
Item 6.  Management's Discussion and Analysis or Plan of Operation.............8
Item 7.  Financial Statements.................................................10
Item 8. Changes In and Disagreements With Accountants on Accounting and
Financial Disclosure.................                                         10
Item 8A.  Controls and Procedures.............................................10
PART III......................................................................11
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
With Section 16(a) of the Exchange Act........................................11
Item 10.  Executive Compensation..............................................12
Item 11. Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters...................................................12
Item 12.  Certain Relationships and Related Transactions......................13
Item 13.  Exhibits and Reports on Form 8-K....................................14
Item 14.  Principal Accountant Fees and Services..............................14
Signatures....................................................................15

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

Item 1.  Description of Business.

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

As of December 31, 2003, we serviced 70 chemical customers on a regular basis, which is a decrease of 1 from the 2002 level. The decrease in the number of chemical customers served is due to our discontinuing service to customers who did not meet our volume requirements, and customers who went out of business or closed terminals due to the slowdown of the national economy. Overall, chemical and equipment sales declined $30,006 in 2003 from 2002.

Drive thru truck washing system
-------------------------------

We have also designed a drive thru truck wash system that washes a tractor/trailer combination in approximately 90 seconds. Unlike the hand washing systems, drive thru washing systems are not provided on loan, but are sold at prices of $55,000 - $95,000. The system cleans without brushing by means of two chemical spray arches and a rinse arch, each with separate pump systems, a chemical mixing system, and a master control panel with appropriate controls and sensors. The system initially dispenses a pre-soak solution, followed with a detergent solution, which reacts with the pre-soak solution to finish cleaning. Finally, the truck is rinsed, including an undercarriage rinse, with a rinse pump dispensing water at a rate of approximately 230 gallons per minute. The system can handle trucks up to 8 feet 6 inches wide and 13 feet 6 inches high. To date, we have sold seven drive thru wash systems. No drive thru systems were sold in 2003.

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

Since opening for business the third week of August 1999 the Hahnville facility has seen steady growth in revenue, as shown below. The facility became profitable in June 2000 as a result of new contracts with new customers which increased the number of trailers cleaned each month, and also increased the service revenue. In 2002 tank cleaning sales decreased by $107,399 from the 2001 level. In 2003 tank cleaning sales decreased by $14,478 from the 2002 level. The decrease in sales was due to the overall slowdown of trucking activity due to the slowdown of the national economy.

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

On December 24, 2003 the Hahnville tank cleaning facility was closed and offered for sale. The Freeport tank cleaning facility is also being offered for sale.

This decision was based on our inability to obtain suitable financing for upgrades to the Hahnville facility to make it more competitive, plus the approaching due date for termination of the lease purchase agreement with Trimac Transportation and the inability to obtain suitable permanent financing for the facility. Additionally, we have been unable to obtain financing for renovation of the Freeport facility to make it operational. On a long term basis we believe that the company will be better positioned by liquidating the assets, using the proceeds to reduce debt, and concentrating on the chemical business.

Operating results for the Hahnville tank wash in 2002 and 2003 are accounted for in the attached audit report under the heading "discontinued operations".

Intellectual Property

We do not have a formal research and development division. Our expenditures on research and development have been limited to contracting with a research chemist for assistance with certain new chemical formulas. There were no research expenditures in 2003.

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

Marketing

We have not entered into extensive advertising programs, but have grown through direct sales efforts, and referrals from satisfied customers. As of December 31, 2003 we serviced 70 chemical customers in 24 states. Although we believe we compete in a fragmented market with few large competitors, there is no assurance that we will not in the future compete against larger companies with greater financial resources.

Employees

On December 31, 2003 we had 8 full-time employees. No employees are covered by a collective bargaining agreement. We consider relations with our employees to be satisfactory.

Competition

Competition in the chemical distribution business is very fragmented, with the bulk of the competition as locally owned family businesses. There are three large national firms known to us as competitors. We believe our marketing plan which calls for providing equipment and regular service to our customers gives us a competitive advantage, as most competitors merely offer to ship chemicals from a warehouse which adds cost to the customer.

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

We are presently unable to expand our business due to our limited resources.

We expect to curtail any expansion of our operations, even though further expansion will be required to address potential growth in our customer base and market opportunities. Any expansion would place a significant strain on our limited resources.

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

Concentration of Control

Our board of directors beneficially own approximately 44% of our outstanding common stock. As a result, these stockholders have the ability to substantially influence and may effectively control, the outcome of corporate actions requiring stockholder approval, including the election of directors. This concentration of ownership may have the effect of delaying or preventing a change in control of Fleetclean Systems, Inc.

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

Item 2.  Description of Property.

Hardin, Texas. We are purchasing 3.3 acres in Hardin, Texas, which serves as corporate headquarters and our primary manufacturing facility, with a total of 5,500 square feet of office, manufacturing, and warehouse space. The current mortgage balance is approximately $70,000. We entered into a note payable in December 2002, which provides for monthly payments of $965 for 120 months.

Hahnville, Louisiana. We have entered into a lease purchase contract with Trimac Transportation for the purchase of 1.52 acres, in Hahnville, Louisiana. The site has 52,844 square feet of 6 inch reinforced concrete paving and is surrounded by a chain link fence. The steel frame industrial building is 7,399 square feet and has two maintenance bays and one oversized cleaning bay capable of handling two trailers at a time, plus a boiler/equipment room. Finished office area is 508 square feet plus a 612 square feet finished mezzanine with an eating area and shower facility. The purchase price on the property is $450,000 payable in monthly payments of $5,000. One half of the payment is a lease payment, and one half is applied to the principal balance, with a balloon payment after 60 months of $250,000. Payments began June 1, 1999. In April 2000, we purchased an additional 3/4 acre across the street from the tank wash at a cost of $100,000. The purchase was financed by the seller on a five-year note with monthly payments of $1,548. The down payment was $25,000 and the balance owed on December 31, 2003 was approximately $23,000. We installed utilities on the property and paved it for additional parking. In November 2000, we implemented a three-year agreement with a customer that allows them to place an office trailer on the property in return for which we clean and service their trucks and trailers. In June 2003 the customer breached the contract and moved off the property and moved their business to a competitor. A law suit has been filed in federal court claiming damages for breach of contract. On December 24, 2003 the Hahnville tank cleaning facility was closed and offered for sale. The Freeport tank cleaning facility is also being offered for sale. This decision was based on our inability to obtain suitable financing for upgrades to the Hahnville facility to make it more competitive, plus the approaching due date for termination of the lease purchase agreement with Trimac Transportation and the inability to obtain long term financing on the facility.. On a long term basis we believe that the company will be better positioned by liquidating the assets, using the proceeds to reduce debt, and concentrating on the chemical business.

Freeport, Texas. In 2002 we purchased a dormant tank wash facility in Freeport Texas located on 3.24 acres for $220,000. The property has a cement block and metal building of approximately 3600 square feet which houses a two bay tank wash with basic operating equipment in place, boiler, pumps, electrical systems, and waste water storage tanks. The purchase funds were provided by a convertible debenture which pays 7.25% interest. Planned improvements include enlarged concrete parking area, office building with employee and driver facilities, and computerized upgrades to the operating systems. We estimate that the facility can be placed in prime condition for $300,000. We have been unable to obtain financing for the improvements, and as of December 31, 2003 the facility has been offered for sale.

We rent, on a month-to-month basis, small warehouses in Statesville, North Carolina; Providence, Rhode Island; and Monticello, Indiana at a total monthly rental of $1,450.

We believe our present facilities are adequate for our current operations, and that our properties are adequately covered by insurance.

Item 3.  Legal Proceedings.

Fleetclean Systems, Inc. v. Liquid Transport Corporation, was filed on January 21, 2004 in the United States District Court for the Eastern District of Texas, Beaumont Division. The case is an action by Fleetclean on a Commercial Real Estate Lease with Liquid Transport Corporation dated March 14, 2000. Pursuant to the Commercial Real Estate Lease, Fleetclean was to obtain all of Liquid Transport's tank cleaning and maintenance business in the Hahnville/Luling area including all tank cleaning for St. Charles Parish. Liquid Transport failed to honor the Commercial Real Estate Lease, and Fleetclean has brought suit seeking damages for Liquid Transport's breach of the Commercial Real Estate Lease. Based on communications with Liquid Transport prior to entering into and after entering into the Commercial Real Estate Lease, Fleetclean has also asserted claims against Liquid Transport for fraud. Fleetclean seeks to recover monetary damages from Liquid Transport for breaching the Commercial Real Estate Lease. Although the exact number for damages is not known, as discovery is underway, it is believed that the amount of damages will be in the range of $100,000 - $300,000. Fleetclean also seeks to recover attorney's fees and costs of court in this action.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

                                     PART II

Item 5.  Market for Common Equity and Related Shareholder Matters.

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

FISCAL 2003                                              HIGH             LOW
-----------

First Quarter                                            .03              .02
Second Quarter                                           .03              .01
Third Quarter                                            .09              .02
Fourth Quarter                                           .14              .05

FISCAL 2002                                              HIGH             LOW
-----------

First Quarter                                            .06              .05
Second Quarter                                           .05              .04
Third Quarter                                            .05              .03
Fourth Quarter                                           .04              .02

On March 31, 2004, the closing price of our common stock as reported by the OTC Electronic Bulletin Board was $.03. We believe that as of March 31, 2004, there were approximately 362 record owners of our common stock. It is our present policy not to pay cash dividends and to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon the amount of funds legally available, our earnings, financial condition, capital requirements, and other factors that the board of directors may deem relevant. We have not paid any dividends during the last two fiscal years and do not anticipate paying any cash dividends in the foreseeable future. Moreover, the Amended and Restated Articles of Incorporation authorizes the corporation to issue up to 5,000,000 shares of $.01 par value preferred stock in one or more classes or series with such rights, designations and preferences as shall be stated in a resolution or resolutions adopted by the Board of Directors.

During 2002, the Company issued Convertible Debentures in a private placement to 11 investors for gross proceeds of $225,000. During 2003, the Company issued Convertible Debentures in a private placement to 1 investor for gross proceeds of $12,500. The Debentures are in default. The company relied upon Regulation D and Section 4(2) of the Securities Act in making the sale of these securities. No public selling efforts or underwriters were used in connection with the offering.

In June 2003, the Company sold 120,000 shares of common stock and 880,000 stock purchase warrants for $25,000. The warrants vested immediately and grant the holder the option to purchase up to 880,000 shares of common stock at $.20 per share until December 31, 2007. The warrants contain cashless exercise provisions and anti-dilution protection. In September 2003, the Company and the warrant holder agreed to reduce the exercise price to $.04 per share and waive the anti-dilution protection pending the close of a financing for the Company by November 30, 2003. When the financing failed to occur, the exercise price of the warrant reverted to $.20 per share and the anti-dilution protection was reinstated. The Company relied upon Section 4(2) of the Securties Act as the exemption from registration for the sale of securities to the investor set forth above.

In June 2003, the board issued 1,000,000 shares of common stock to a related party for services rendered. The company relied on Section 4(2) of the Securities Act and Rule 701 as the exemption from registration for the sale of securities described above.

In August 2003, the board issued 1,815,637 shares of common stock valued at $.05 per share or $90,782 to a related party for services rendered. The company relied on Section 4(2) of the Securities Act and Rule 701 as the exemption from registration for the sale of securities described above.

Item 6.  Management's Discussion and Analysis.

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

During 2003 we generated revenues from: (a) the sales of chemicals for use with our hand-held truck washing equipment, (b) sales of our drive-thru truck washing system, and (c) from our internal tank cleaning operations. We recognize revenues at the point of sale.

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

Revenues

Total revenues increased to $769,085 for the year ended December 31, 2003 compared with $716,670 for the year ended December 31, 2002. This increase was due primarily to increased equipment sales.

Cost of goods sold

For the year ended December 31, 2003, cost of goods sold increased to $228,551 from $146,130 during the year ended December 31, 2002. The increase of 56% was primarily attributable to increased materials cost resulting from the increase in equipment sales of $127,735 which has a higher materials cost. Additionally, we wrote off $51,625 of obsolete and slow moving inventory. The increased cost of sales in equipment was partially offset by a lower cost of sales in chemicals. Our gross margins as a percent of revenue for the year ended December 31, 2003 declined to 59% from 80% for the year ended December 31, 2002.

Operating Expenses

For the year ended December 31, 2003, operating expenses increased to $1,037,493 from $831,229 during the year ended December 31, 2002. The increase of 25% was primarily due to:

     o an increase in legal and professional fees which was partially offset by a decrease in other operating expenses
     o    impairment of goodwill of $164,153
     o    inventory adjustment

Net Loss

For the year ended December 31, 2003 our net loss was $1,095,736 compared to net loss of $209,173 for the year ended December 31, 2002. The loss was attributable to the increase in cost of sales, increased legal and professional fees and the write off of impaired goodwill as described above.

Cash Flows

Our continuing operating activities used net cash of $2,537 in fiscal 2003 and $58,522 in fiscal 2002. Net cash provided by continuing operating activities improved in 2003 because major expense items such as compensation for professional fees paid with stock, impairment of goodwill, and inventory adjustment were non cash expenses. Discontinued operations provided net cash in 2003 of $151,777 compared with $229,960 in 2002. Net cash from all operating activities was $149,240 in 2003 which was a decrease of $22,198 from the 2002 amount of $171,438 caused by the reduced profit level at the Hahnville tank wash

Our investing activities used net cash of $28,289 in fiscal 2003 compared with $262,183 in 2002. The $262,183 used in 2002 was for the purchase of a tank wash facility in Freeport, Texas, and new equipment for the Hahnville, Louisiana tank wash. There were no major equipment purchases in 2003. The $28,289 was used for various pieces of fabrication equipment, computer upgrades, and parking lot improvements at our Hardin Texas facility. Of the $28,289, $4,827 was from discontinued operations.

Our financing activities used net cash of $120,951 in fiscal 2003 compared with providing $90,745 in fiscal 2002. The amount used by financing resulted from a decrease in notes payable of $158,451 less receipt of a $12,500 addition to the convertible debenture, and stock sales in 2003 totaling $25,000.

Discontinued operations, net of tax

Discontinued operations for the years 2002 and 2003 include the operations of the Hahnville tank wash. All historical periods have been reclassified consistent with this discontinued operations presentation. The net loss for 2003 was $553,164 compared to a net profit in 2002 of $103,804. The increase in net loss was partially attributable to a 2% decline in gross revenue combined with a 1% increase in cost of sales and operating expenses. The primary cause of the increased loss was the devaluation of the assets (the property and operating equipment of Hahnville and Freeport) to conform to the current market value based on a distress sale condition. The property and equipment were devalued $609,833.

Liquidity and capital resources

As of December 31, 2003, we had cash of $250 and negative working capital of $630,524. We continued to receive cash flow from operations during 2003 as the Hahnville facility continued to generate positive cash flows. We have only operated the Hahnville facility since August 1999, and as such there is no assurance that we will continue to generate positive cash flow from the facility. We estimate our monthly operating expenditure for fiscal 2003 will be approximately $135,000, although unexpected expenses may increase our monthly outlays.

As of December 31, 2003, we had notes payable for continuing operations aggregating $204,185 to financial institutions and entities due through March 2012 at interest rates ranging from 8.0% to 10.5%. Of these notes payable, $67595 is due during the year ended December 31, 2004. In addition we are currently leasing several other properties on a month-to-month basis with aggregate lease payments of $1,325 per month. As of December 31, 2003, we had notes payable for discontinued operations aggregating $303,528. Of these notes $297,449 is due during the year ended December 31, 2004.

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

Subsequent Events

Following the close of fiscal 2003, management entered various agreements with independent parties, its creditors, and certain stockholders to restructure the corporation and address the company's ongoing liquidity problems. For example, on January 1, 2004, the company sold certain assets and inventory located in Rhode Island to its long-time sales representative in that area for $60,775. The purchase price was paid with $30,775 in cash with the balance on a 36 month installment note at 6% interest. The cash proceeds were used to discharge liabilities to creditors. On March 18, 2004, the Company entered a letter of intent to issue 1,000,000 shares of Series A Convertible Preferred Stock in exchange for $290,700. That transaction has not closed and is contingent upon a proposed restructuring plan that call for the creation of a wholly-owned subsidiary to receive all existing assets at March 31, 2004 and to assume certain identified liabilities as of March 31, 2004. Moreover, current management will be asked to resign and assume management positions with the subsidiary. Thereafter, the subsidiary will be sold and the company will embark on a new plan of operation that will require additional capital, additional assets, additional sources of liquidity, and further restructuring charges to stockholder's equity, if any. Thereafter, the company plans to acquire or merge with another company that in all likelihood will not be involved in the chemical industry.

Item 7.  Financial Statements.

The financial statements commencing on page F-1 have been audited by Malone & Bailey, PLLC, independent certified public accountants, to the extent and for the periods set forth in their reports appearing elsewhere herein and are included in reliance upon such reports given upon the authority of said firm as experts in auditing and accounting.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.  Controls and Procedures.

(a) As of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer made an evaluation of the company's disclosure controls and procedures (as defined in ss.240.13a-15(e) or 240.15d-15(e) of the Securities Exchange Act). Based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or 15d-15 under the Exchange Act, in his opinion, the disclosure controls and procedures are effective.

(b) During the most recent fiscal year, there have not been any significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The Company's directors and executive officers are:

NAME                   AGE                         POSITION

Kenneth A. Phillips     59    Director and President and Chief Financial Officer
Jay G. Phillips         31    Director and Vice - President , Customer Service
Kathryn M. Phillips     55    Secretary

Kenneth A. Phillips is the Company's founder and has served as a Director and as President since the Company was founded in 1986.

Jay G. Phillips has served as a Director since 2001 and Vice-President, Customer Service since May 1998. Mr. Phillips began working for the Company part time while in high school and became a full time customer service representative in January 1994, where he was responsible for the Company's business in the eastern United States, servicing customers from the Statesville, North Carolina warehouse. In June 1995, Mr. Phillips was elected as a Director of the Company. In April 1998, Mr. Phillips assumed his current duties in Texas where he supervises four customer service representatives across the eastern half of the country.

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

Audit Report of Board of Directors
The Company does not maintain an Audit Committee or an Audit Committee Charter. During fiscal 2003, the Board discussed the interim financial information contained in each quarterly earnings announcement with the independent auditors prior to public release.

In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors' independence consistent with Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees," discussed with the auditors any relationships that may impact their objectivity and independence and satisfied itself as to the auditors' independence. The Board also discussed with management and the independent auditors the quality and adequacy of the Company's internal controls and the internal audit function's organization, responsibilities, budget, and staffing. The Board reviewed with the independent auditors their audit plans, audit scope, and identification of audit risks. The Board discussed and reviewed with the independent auditors all communications required by generally accepted auditing standards, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees" and, with and without management present, discussed and reviewed the results of the independent auditors' examination of the financial statements.

The Board reviewed the audited financial statements of the Company as of and for the fiscal year ended December 31, 2003, with management and the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements.

Based on the above-mentioned review and discussions with management and the independent auditors, the Board recommended that the Company's audited financial statements be included in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, for filing with the Securities and Exchange Commission.

Item 10.  Executive Compensation.

The following tables contain compensation data for the President of the Company for the fiscal year ended December 31, 2003. No executive officer or director received in excess of $100,000 in compensation during the fiscal year ended December 31, 2003.

                                 SUMMARY COMPENSATION TABLE

Name and Principal Positions       Year      Annual       Long Term Compensation
                                          Compensation           Awards

                                                             Restricted stock
                                            Salary ($)          award(s)($)

Kenneth A. Phillips, President    2003         74,500                     0
                                  2002        114,000             1,200,000
                                  2001        115,000            500,000

EMPLOYMENT  AGREEMENTS

The Company does not have any employment agreements with its officers or directors. The Company does not maintain life insurance on any of its directors, officers, or employees.

STOCK  OPTIONS  AND  WARRANTS

The Company did not issue any warrants or options, under its stock option plan or otherwise, to its directors, officers, or employee during the year ended December 31, 2003 for compensation. At March 31, 2004, the Company owed Kenneth Phillips $12,000 in accrued, but unpaid compensation. Further, at March 31, 2004, the Company owed Kenneth Phillips $154,685 for money advanced on behalf of the Company to the Company's creditors. These liabilities were accrued because of the Company's cash flow limitations during prior periods, including fiscal 2003 and the first quarter of 2004.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 31, 2003 the number and percentage of outstanding shares of the Company's common stock owned by:

- each person known to the Company to beneficially own more than 5% of its outstanding common stock;
-    each director;
-    each named executive officer; and
-    all executive officers and directors as a group. BENEFICIAL OWNERSHIP TABLE

Name:                                        Amount           Percentage

Kenneth A. Phillips and Kathryn Phillips     10,566,521       42.1%
Jay G. Phillips                              664,971          2.6%
All executive officers and directors
as a group (3 persons)                       11,231,492       44.7%

The address of each person listed is the same as the address of the Company's principal executive office.

                      Equity Compensation Plan Information

The following table gives information about the Company's common stock that may be issued upon the exercise of options under its 2001 Stock Option Plan as of December 31, 2003, which has been approved by the Company's stockholders, and under compensation arrangements that were not approved by the Company's stockholders.

                                                                                    Number of securities
                                                                                   remaining available for
                               Number of securities to be    Weighted average       future issuance under
                                issued upon exercise of      exercise price of    equity compensation plans
                                  outstanding options,     outstanding options,     (excluding securities
                                  warrants and rights       warrants and rights    reflected in column A)
Plan Category                             (A)                       (B)                      (C)

Equity Compensation Plans
Approved by Security                       --                       --                    5,000,000
Holders
Equity Compensation Plans
Not Approved by Security                   --                       --                       --
Holders
                              -------------------------------------------------------------------------------
    Total                                  --                       --                    5,000,000

Item 12.  Certain Relationships and Related Transactions.

In June 2003, the board issued 1,000,000 shares of common stock to a related party for services rendered. The company relied on Section 4(2) of the Securties Act and Rule 701 as the exemption from registration for the sale of securities described above.

In August 2003, the board issued 1,815,637 shares of common stock valued at $.05 per share or $90,782 to a related party for services rendered. The company relied on Section 4(2) of the Securties Act and Rule 701 as the exemption from registration for the sale of securities described above.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the registrant's officers and directors, and persons who own more than 10% of a registered class of the registrant's equity securities, to file reports of ownership and changes in ownership of equity securities of the registrant with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish to registrant with copies of all
Section 16(a) documents they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the registrant under Rule 16-a-3(e) and Form 5 and amendments thereto furnished to the registrant with respect to its most recent fiscal year, and any representation referred to in paragraph (b)(2)(i) of Item 405 of Regulation S-B, the registrant believes all required reports were made during the fiscal year ended December 31, 2003.

We have yet officially adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Such code of ethics will be provided to any person without charge, upon request, a copy of such code of ethics by sending such request to us at our principal office. The board will address this issue in the coming year.

Item 13.  Exhibits and Reports on Form 8-K.

(a)      The following exhibits are to be filed as part of the annual report:

EXHIBIT NO.                IDENTIFICATION OF EXHIBIT


Exhibit 3.1 Articles of Incorporation of Fleetclean Systems, Inc. (filed previously as Exhibit 2.1 to the company's Form 10-SB, file no. 000-27467)
Exhibit 3.2 Amended and Restated Bylaws of Fleetclean Systems, Inc. (filed previously as Exhibit 2.2 to the company's Form 10-SB, file no. 000-27467)
Exhibit 4.1 Common Stock Certificate of Fleetclean Systems, Inc. (filed previously as Exhibit 2.1 to the company's Form 10-SB, file no. 000-27467)
Exhibit 10.1 Lease/Purchase Agreement (filed previously as Exhibit 6.4 to the company's Form 10-SB/A, amendment #2, file no. 000-27467)
Exhibit 31.1 Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports of Form 8-K

On November 12, 2003, the Company filed a Report on Form 8-K to announce a proposed financing. That financing did not occur. SEC File 000-27467. Accession No. 1015402-3-4425.

Item 14.  Principal Accountant Fees and Services.

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $23,500.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and not reported under Item 1 were $8,420. The nature of the services comprising such fees was review of quarterly filings and response to one comment letter from the Securities and Exchange Commission to related to the Company's Form 10-KSB for 2002.

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were $0. The Company used an outside CPA to perform tax services.

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than services listed in Items 1 to 3 above, were $0.

                                   SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


May 10, 2004                              Fleetclean Systems, Inc.



                                          By: /s/ Kenneth A. Phillips
                                             ------------------------
                                                Kenneth A. Phillips, President



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                 Title                                     Date
---------                 -----                                     ----


/s/ Kenneth A. Phillips   Chairman of the Board                     May 10, 2004
-----------------------   President and Chief Financial Officer
Kenneth A. Phillips


/s/ Jay G. Phillips       Director and Vice-President               May 10, 2004
-------------------
Jay G. Phillips

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
  Fleetclean Systems, Inc.
  Hardin, Texas

We have audited the accompanying balance sheet of Fleetclean Systems, Inc. as of December 31, 2003, and the related statements of operations, stockholders' deficit, and cash flows for each of the two years then ended. These financial statements are the responsibility of Fleetclean's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fleetclean Systems, Inc. as of December 31, 2003, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.


Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com

April 13, 2004

                                       F1

                            FLEETCLEAN SYSTEMS, INC.
                                  BALANCE SHEET
                                December 31, 2003

                                            ASSETS

Current assets
  Cash                                                      $               250
  Accounts receivable, net                                               39,871
  Inventory                                                             102,087
  Prepaid expenses and other                                              7,735
  Current assets - discontinued operations                               33,100
                                                            -------------------
    Total current assets                                                183,043

Property and equipment, net                                             303,041
Non-current assets - discontinued operations                            500,000
Other assets                                                              2,195
                                                            -------------------
                                                            $           988,279
                                                            ===================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Current portion of long-term debt and capital leases      $            76,608
  Accounts payable                                                      198,395
  Accounts payable - related party                                      151,540
  Accrued expenses                                                       36,671
  Current liabilities - discontinued operations                         350,353
                                                            -------------------
    Total current liabilities                                           813,567

Long-term debt and capital leases                                       127,577
Long-term debt and capital leases - discontinued operations               6,080
Convertible debentures                                                  237,500
                                                            -------------------
  Total liabilities                                                   1,184,724
                                                            -------------------

Commitments

STOCKHOLDERS' DEFICIT:
 Common stock, $.01 par value, 50,000,000 shares authorized,
  25,105,460 shares issued and outstanding                              251,055
 Additional paid in capital                                           1,410,339
 Accumulated deficit                                                 (1,857,839)
                                                            -------------------
  Total Stockholders' Deficit                                          (196,445)
                                                            -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $           988,279
                                                            ===================

     See accompanying summary of accounting policies and notes to financial statements.

                                       F2

                            FLEETCLEAN SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                     Years Ended December 31, 2003 and 2002

                                                    2003              2002
                                               ---------------   --------------

Net sales                                      $       769,085   $      716,670
Cost of goods sold                                     228,551          146,130
                                               ---------------   --------------
Gross profit                                           540,534          570,540
                                               ---------------   --------------

Operating expenses:
  Salaries and benefits                                365,198          425,883
  General and administrative                           186,291          229,038
  Depreciation and amortization                        134,677          147,009
  Legal and professional                               191,574           24,299
  Impairment of goodwill                               164,153                -
                                               ---------------   --------------
  (Gain) loss on sale of assets                         (4,400)           5,000
                                               ---------------   --------------
                                                     1,037,493          831,229
                                               ---------------   --------------

Loss from operations                                  (496,959)        (260,689)
                                               ---------------   --------------

Other income (expense):
  Interest expense                                     (51,549)         (53,647)
  Other                                                  5,936            1,359
                                               ---------------   --------------
                                                       (45,613)         (52,288)
                                               ---------------   --------------

Loss before discontinued operations                   (542,572)        (312,977)
                                               ===============   ==============

Income/(Loss) from discontinued operations            (553,164)         103,804
                                               ===============   ==============

Net loss                                       $    (1,095,736)  $     (209,173)
                                               ===============   ==============

Net income (loss) per share:
  Basic and diluted - continuing operations    $         (0.02)  $        (0.01)
                                               ===============   ==============
  Basic and diluted - discontinued operations  $         (0.02)  $         0.01
                                               ===============   ==============

Weighted average shares outstanding:
  Basic and diluted                                 23,379,361       20,559,475
                                               ===============   ==============


     See accompanying summary of accounting policies and notes to financial statements.

                                       F3

                            FLEETCLEAN SYSTEMS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years Ended December 31, 2003 and 2002


                          Common stock      Additional
                          ------------        paid in  Accumulated
                       Shares      Amount     capital    deficit       Total
                    ------------ ---------- ---------- -----------  -----------

Balance,
  December 31, 2001   18,796,746 $  187,968 $1,293,918 $  (552,930) $   928,956

Issuance of common
 stock for notes
 payable                 250,000      2,500        625           -        3,125

Issuance of common
  stock for cash       1,923,077     19,231      5,769           -       25,000

Issuance of common
 stock for
 compensation          1,200,000     12,000      3,600           -       15,600

Net loss                       -          -          -    (209,173)    (209,173)
                    ------------ ---------- ---------- -----------  -----------

Balance,
  December 31, 2002   22,169,823    221,699  1,303,912    (762,103)     763,508

Issuance of common
 stock for
 compensation          2,815,637     28,156     82,627           -      110,783

Issuance of common
 stock for cash          120,000      1,200     23,800           -       25,000

Net loss                       -          -          -  (1,095,736)  (1,095,736)
                    ------------ ---------- ---------- -----------  -----------

Balance,
  December 31, 2003   25,105,460 $  251,055 $1,410,339 $(1,857,839) $  (196,445)
                    ============ ========== ========== ===========  ===========


     See accompanying summary of accounting policies and notes to financial statements.

                                       F4

                            FLEETCLEAN SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2003 and 2002

                                                    2003              2002
                                               ---------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations          $    (542,572)     $   (312,977)
    Adjustments to reconcile net loss to cash
     used in operating activities:
      Stock issued for compensation                  110,783            15,600
      Depreciation and amortization                  134,677           130,691
      (Gain) loss on sale of assets                   (4,400)            5,000
      Impairment of goodwill                         164,153                 -
Changes in operating assets and liabilities:
  Accounts receivable                                 43,331            75,463
  Inventory                                           32,979             5,459
  Prepaid expenses and other assets                    2,234             2,936
  Accounts payable                                    33,356           (34,198)
  Accounts payable - related party                    45,997            52,860
  Accrued expenses                                   (23,075)              644
                                               ---------------    --------------
Net Cash Used In Operating Activities From
 Continuing Operations                                (2,537)          (58,522)
Net Cash Provided By Operating Activities From
 Discontinued Operations                             151,777           229,960
                                               ---------------    --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES            149,240           171,438
                                               ---------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                 (23,462)         (245,805)
                                               ---------------    --------------
Net Cash Used In Investing Activities From
 Continuing Operations                               (23,462)         (245,805)
Net Cash Used In Investing Activities From
 Discontinued Operations                              (4,827)          (16,378)
                                               ---------------    --------------
NET CASH USED IN INVESTING ACTIVITIES                (28,289)         (262,183)
                                               ---------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds on notes payable                           12,500           225,000
  Payments on notes                                  (96,106)         (117,623)
  Issuance of common stock                            25,000            25,000
                                               ---------------    --------------
Net Cash Provided By (Used In) Financing
 Activities From Continuing Operations
                                                     (58,606)          132,377
Net Cash Used In Financing Activities From
 Discontinued Operations                             (62,345)          (41,632)
                                               ---------------    --------------
NET CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES                                         (120,951)           90,745
                                               ---------------    --------------

NET INCREASE IN CASH                                       -                 -
Cash, beginning of period                                250               250
                                               ===============    ==============
Cash, end of period                            $         250      $        250
                                               ===============    ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                  $      78,380      $     87,953
                                               ===============    ==============
Income taxes paid                              $           -      $          -
                                               ===============    ==============

Non Cash Transactions:
Issuance of common stock for note payable      $           -      $      3,125
                                               ===============    ==============

     See accompanying summary of accounting policies and notes to financial statements.

                                       F5

                            FLEETCLEAN SYSTEMS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


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

During 1999, Fleetclean acquired a truck terminal / internal tank wash facility in Hahnville, Louisiana under a lease purchase contract. In December 2003 this facility was shut down and all of the assets associated with the facility were put up for sale.

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

                                       F6

Goodwill

Fleetclean's long-lived assets include goodwill. Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") requires that goodwill and intangible assets be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill and intangible assets to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.

Fleetclean assessed the fair value of goodwill. There were a number of significant and complex assumptions used in the calculation of the fair value of the intangible assets. If any of these assumptions prove to be incorrect, Fleetclean could be required to record a material impairment to its goodwill. The assumptions include significant market penetration in its current markets.

Fleetclean evaluates the carrying value of long-lived assets and identifiable intangible assets for potential impairment on an ongoing basis. An impairment loss would be deemed necessary when the estimated non-discounted future cash flows are less than the carrying net amount of the asset. If an asset were deemed to be impaired, the asset's recorded value would be reduced to fair market value. In determining the amount of the charge to be recorded, the following methods would be utilized to determine fair market value:

1)       Quoted market prices in active markets.
2)       Estimate based on prices of similar assets
3)       Estimate based on valuation techniques

In connection with the sale of net assets subsequent to December 31, 2003 (see
Note 12) Fleetclean determined its goodwill had been impaired and recorded an impairment charge of $164,153.

Revenue Recognition

Fleetclean recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. These criteria are generally met at the time product is shipped or services are performed. Shipping and handling costs are included in cost of goods sold.

Income Taxes

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax

                                       F7
consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Fleetclean records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Earnings Per Common Share

Basic earnings (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding during the period. Diluted earnings per common share is based on the weighted average number of common shares outstanding during the period plus the inclusion of common share equivalents. Warrants to purchase 880,000 and 166,667 shares of common stock in 2003 and 2002 were outstanding but not included in the computation of diluted earnings per common share because the exercise price was greater than the average market price of the common shares.

Stock-Based Compensation

Fleetclean accounts for stock-based compensation under the intrinsic value method. Under this method, Fleetclean recognizes no compensation expense for stock options granted when the number of underlying shares is known and exercise price of the option is greater than or equal to the fair market value of the stock on the date of grant.

Advertising

Advertising costs are expensed as incurred. Advertising expenses were $1,108 and $3,372 for the years ended December 31, 2003 and 2002, respectively.

Recent Accounting Pronouncements

Fleetclean does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Fleetclean's results of operations, financial position or cash flow.


NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

                                                                December 31,
                                                                    2003
                                                             -------------------
    Accounts receivable                                      $          44,920
    Less: allowance for doubtful accounts                                5,049
                                                             $          39,871

                                       F8

NOTE 3 - PROPERTY, PLANT, AND EQUIPMENT

Components of property, plant, and equipment, at December 31, 2003 are as follows:

    Demonstration equipment                                     $       273,831
    Furniture and fixtures                                               49,965
    Machinery and equipment                                             110,814
    Leasehold improvements                                                3,012
    Land                                                                 10,000
    Buildings                                                            95,120
    Transportation equipment                                            328,563
                                                                        871,305
    Less: accumulated depreciation and amortization                    (568,264)
                                                                $       303,041

Depreciation expense totaled $134,677 and $130,691 in 2003 and 2002, respectively.


NOTE 4 - MAJOR CUSTOMERS

Fleetclean has two customers that accounted for more than 10% of net sales, and collectively, these customers accounted for 43% and 60% of net sales for the years ended December 31, 2003 and 2002, respectively. The breakdown is as follows at December 31:

    Customer                              2003                  2002
    --------                        ------------------    -----------------
      A                             $        243,870      $        273,001
      B                             $         86,341      $        156,905


NOTE 5 - LONG-TERM DEBT

Long-term debt consists of the following for operating operations:

                                           Maturity      Interest
                          Collateral         Date          rate          2003
                       ----------------   ------------   ----------  ----------

1st Liberty National   All accounts          12/26/07      8.0%      $   80,507
1st Liberty National   Land/building          3/15/12      8.0%          69,748
1st Liberty National   2001 Truck            12/13/04      10.5%         10,710
1st Liberty National   2001 Truck            12/13/04      10.5%         10,710
Southwest Bank         2001 Truck             1/16/05      8.25%          8,822
Southwest Bank         2001 Truck             1/16/05      8.25%          9,980
Southwest Bank         2000 Truck             8/10/04      8.25%          4,694
Various                Insurance Policy          2004     Various         9,014
                                                                     ----------
                                                                        204,185
Less: current portion of long-term debt and capital leases              (76,608)
                                                                     ----------
Long-term debt and capital leases                                    $  127,577
                                                                     ==========

                                       F9

Long-term debt consists of the following for discontinued operations:

                                           Maturity      Interest
                          Collateral         Date          rate          2003
                       ----------------   ------------   ----------  ----------

Trimac Bulk
  Transportation
 Capital Lease         Land, building
                       and equipment           3/1/04      6.79%     $  261,618
Granite Financial      Equipment              8/15/04      14.7%         18,616
D. Vial                Land                   4/14/05      8.75%         23,294
                                                                     ----------
                                                                        303,528
Less: current portion of long-term debt and capital leases             (297,448)
                                                                     ----------
Long-term debt and capital leases                                    $    6,080
                                                                     ==========

All notes are personally guaranteed by the President of Fleetclean. Fleetclean has a few insurance policies that have been financed. The last one matures in June 2004. Account payable for discontinued operation of $52,905 is also included in the Current liabilities - discontinued operations line.

Principal repayments for each of the next five years are as follows for all notes payable:

                     2004                    $   374,057
                     2005                         33,432
                     2006                         28,172
                     2007                         30,493
                     2008                          8,568
                     Thereafter                   32,992
                                             -----------
                                             $   507,714
                                             ===========

NOTE 6 - CONVERTIBLE DEBENTURES

During 2003 and 2002, Fleetclean conducted a private debt placement memorandum and raised $12,500 and 225,000 in proceeds, respectively. The notes bear interest at 7.25% and interest is payable quarterly and the notes are convertible into common stock at 75% of the bid price on the date of conversion. The notes are convertible 1 year after closing or from January 2003 through November 2003 through maturity at the option of the holder. The notes mature from January 2005 through November 2005.

                                      F10

NOTE 7 - INCOME TAXES

Deferred income taxes consist of the following at December 31:

                                               2003                 2002
                                         -----------------    ------------------
    Short-term:
      Deferred tax assets                $      323,000       $       236,000

    Long-term:
      Deferred tax liability                          -                     -
      Valuation allowance                      (323,000)             (236,000)
                                         --------------       ---------------
                                         $            -       $             -
                                         ==============       ===============

Fleetclean had a taxable loss of approximately $285,000 for the year ended December 31, 2003. Fleetclean has net operating losses carry-forwards of approximately $950,000 which will expire in years from 2011 through 2023, respectively.


NOTE 8 - RELATED PARTY TRANSACTIONS

Accounts payable - related party includes amounts due on the Chief Executive Officer's personal credit cards.


NOTE 9 - COMMITMENTS

Fleetclean currently leases a facility located in Statesville, North Carolina on a month-to-month basis. The monthly rental payment is $250 and is terminable upon thirty days notice.

Fleetclean currently leases a facility located in Monticello, Indiana on a month-to-month basis. The monthly rental payment is $300 and is terminable upon thirty days notice.

Fleetclean currently leases a facility located in Smithfield, Rhode Island over a two year term from June 2002 through May 2004. The monthly rental payment is $775. Future minimum lease payments are $3,875 in 2004.

Rent expense was $15,900 and $19,025 for 2003 and 2002, respectively.


NOTE 10 - COMMON STOCK AND STOCK WARRANTS

In June 2003 Fleetclean sold 120,000 shares of common stock and 880,000 stock warrants for $25,000. The warrants vest immediately with an exercise price of $0.20 per one common share. The warrants expire December 31, 2007. In September 2003, the warrant agreement was amended and the exercise price became $0.04 per share of common stock. As of April 13, 2004 none of stock warrants have been exercised.

In June 2003 the board approved the issuance of 1,000,000 shares to related parties for services provided. The stock was valued at $20,000 or $0.02 per share.

In August 2003 the board approved the issuance of 1,815,637 shares to related parties for services provided. The stock was valued at $90,782 or $0.05 per share.

                                      F11

NOTE 11- EMPLOYEE STOCK OPTION PLAN

During 2001, both the directors and the shareholders ratified the "2001 Stock Option Plan". This plan has 5,000,000 shares of Fleetclean common stock reserved for issuance. At December 31, 2003 no options have been granted pursuant to the plan.


NOTE 12 - DISCONTINUED OPERATIONS

In December 2003, Fleetclean closed the Hahnville, Louisiana location which focused its business in tank washing. All property and equipment associated with both the Hahnville location and the Freeport location have been reclassified as held for sale. Fleetclean is currently in negotiations with a buyer but no agreement has been made as of April 13, 2004. The remaining assets of the Hahnville location include accounts receivable, land, building and tank washing equipment, accounts payable and long-term debt and capital leases. The remaining assets from the Freeport location included land and building. The Hahnville location had $785,135 and $799,613 of revenue during 2003 and 2002, respectively. The net 2003 loss from discontinued operations includes a $609,833 impairment charge on the write down of the Hahnville and Freeport assets to their estimated fair market value.

The assets and liabilities held for sale are carried on the balance sheet at their estimated fair values less costs to sell. The Company is actively marketing the real estate and surplus equipment resulting from the plant closures discussed above, and anticipates that disposition of these assets will be completed within 12 months from the date of the closure. However, due to the locations of the property and market conditions, the actual timing of the dispositions may vary.


NOTE 13 - SUBSEQUENT EVENTS

In January 2004, Fleetclean sold assets for $60,775 ($30,775 cash and $30,000 note receivable) and recorded a gain of approximately $30,000.

In March 2004, Fleetclean entered into an agreement with System Trust Joint Venture ("STJV") to sell 1,000,000 shares of Series A preferred stock for $290,700, $53,700 cash and the assumption of $237,500 in convertible debentures. The preferred stock is convertible at holders' option at one preferred share for
18.676347 shares common stock and has a 2:1 liquidation preference and each preferred share has 20 votes. This will create a change of control. In connection with this sale, Fleetclean will create a subsidiary, Fleetclean Chemicals, Inc., transfer all assets and liabilities except the convertible debentures into it and sell it to the majority shareholder for the net tangible book value of approximately $41,000 as of December 31, 2003. STJV will buy

                                      F12

10,783,519 shares of common stock from the majority shareholder and put $150,000 in an escrow account. The escrow account will be used to pay certain liabilities, and any shortfall will be paid by the majority shareholder. This transaction has not closed as of April 13, 2004. Once the transaction is closed, Fleetclean will perform a 1:75 reverse stock split.


































                                      F13