Form 10QSB
period 2004-03-31
FLEETCLEAN SYSTEMS INC
filed 2004-05-17
CIK 1020646

UNITED STATES SECURITIES AND EXCHANGE COMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004
                                       OR

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


The number of shares of common stock of the Registrant outstanding at May 6, 2004 was 25,105,460.

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                    FLEETCLEAN SYSTEMS, INC. AND SUBSIDIARY
                                 BALANCE SHEET
                                 March 31, 2004
                                  (unaudited)


                               ASSETS

Current assets
  Cash                                                              $       250
  Accounts receivable, net                                               37,298
  Inventory                                                              80,975
  Prepaid expenses and other                                             17,344
  Notes receivable                                                       29,237
  Advances to related parties                                             2,348
  Current assets - discontinued operations                                2,507
                                                                    ------------
    Total current assets                                                169,959

Property and equipment, net                                             257,580
Non-current assets - discontinued operations                            500,000
Other assets                                                              1,420
                                                                    ------------
                                                                    $   928,959
                                                                    ============

               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Current portion of long-term debt and capital leases              $    65,300
  Accounts payable                                                      123,161
  Accounts payable - related party                                      154,685
  Accrued expenses                                                       47,074
  Deferred gain on sale of fixed assets                                  23,095
  Current liabilities - discontinued operations                         367,863
                                                                    ------------
    Total current liabilities                                           781,178

Long-term debt and capital leases                                       119,928
Long-term debt and capital leases - discontinued operations               7,600
Convertible debentures                                                  237,500
                                                                    ------------
  Total liabilities                                                   1,146,206
                                                                    ------------

Commitments

STOCKHOLDERS' DEFICIT:
Common stock, $.01 par value, 50,000,000 shares authorized,
 25,105,460 shares issued and outstanding                               251,055
Additional paid in capital                                            1,410,339
Accumulated deficit                                                  (1,878,641)
                                                                    ------------
  Total Stockholders' Deficit                                          (217,247)
                                                                    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $   928,959
                                                                    ============

                     FLEETCLEAN SYSTEMS, INC. AND SUBSIDIARY
                            STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2004 and 2003
                                   (unaudited)

                                                         2004           2003
                                                     ------------   ------------

Net sales                                            $   120,510    $   165,089
Cost of goods sold                                        24,234         50,050
                                                     ------------   ------------
Gross profit                                              96,276        115,039
                                                     ------------   ------------

Operating expenses:
  Salaries and benefits                                   50,556         67,929
  General and administrative                              34,125         40,601
  Depreciation and amortization                           21,874         22,367
  Legal and professional                                       -          7,065
                                                     ------------   ------------
                                                         106,555        137,962
                                                     ------------   ------------

Loss from operations                                     (10,279)       (22,923)
                                                     ------------   ------------

Other income (expense):
  Interest expense                                        (6,811)       (12,661)
  Other                                                      315            279
                                                     ------------   ------------
                                                          (6,496)       (12,382)
                                                     ------------   ------------

Loss before discontinued operations                      (16,775)       (35,305)

Income/(Loss) from discontinued operations                (4,026)        63,802
                                                     ------------   ------------

Net loss                                             $   (20,801)   $    28,497
                                                     ============   ============

Net income (loss) per share:
  Basic and diluted - continuing operations          $     (0.00)   $     (0.00)
                                                     ============   ============
  Basic and diluted - discontinued operations        $     (0.00)   $      0.00
                                                     ============   ============

Weighted average shares outstanding:
  Basic and diluted                                   25,105,460     22,169,823
                                                     ============   ============

                    FLEETCLEAN SYSTEMS, INC. AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2004 and 2003
                                  (unaudited)

                                                         2004           2003
                                                     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations                $   (16,775)   $   (34,841)
    Adjustments to reconcile net loss to cash used
     in operating activities:
      Depreciation and amortization                       21,874         22,367
Changes in operating assets and liabilities:
  Accounts receivable                                      1,414        (38,458)
  Inventory                                                7,794          6,279
  Prepaid expenses and other assets                       (9,609)         2,409
  Advances to related parties                             (1,189)        (5,543)
  Accounts payable                                       (76,234)       (21,689)
  Accounts payable - related party                         4,145         26,439
  Accrued expenses                                        10,403          4,286
                                                     ------------   ------------
Net Cash Used In Operating Activities From Continuing
 Operations                                              (58,177)       (38,751)
Net Cash Provided By Operating Activities From
 Discontinued Operations                                  27,791         66,819
                                                     ------------   ------------
NET CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES    (30,386)        28,068
                                                     ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payment received on note receivable                        763              -
  Proceeds from sale of inventory                         13,318              -
  Proceeds from sale of fixed assets                      16,682              -
  Proceeds from sale of deposit                              775              -
  Purchase of property and equipment                           -         (1,203)
                                                     ------------   ------------
Net Cash Provided By / (Used In) Investing Activities
 From Continuing Operations                               31,538         (1,203)
Net Cash Provided By / (Used In) Investing Activities
 From Discontinued Operations                                  -              -
                                                     ------------   ------------
NET CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES     31,538         (1,203)
                                                     ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds on notes payable                               16,500         25,059
  Payments on notes                                      (12,252)             -
                                                     ------------   ------------
Net Cash Provided By Financing Activities From
 Continuing Operations                                     4,248         25,059
Net Cash Used In Financing Activities From
 Discontinued Operations                                  (5,400)       (51,924)
                                                     ------------   ------------
NET CASH USED IN FINANCING ACTIVITIES                     (1,152)       (26,865)
                                                     ------------   ------------
NET INCREASE IN CASH                                           -              -
Cash, beginning of period                                    250            250
                                                     ------------   ------------
Cash, end of period                                  $       250    $       250
                                                     ============   ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                        $     6,811    $    20,711
                                                     ============   ============
Income taxes paid                                    $         -    $         -
                                                     ============   ============

                     FLEETCLEAN SYSTEMS, INC. AND SUBSIDIARY
                        NOTES TO THE FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Fleetclean Systems, Inc. and its wholly-owned subsidiary Fleetclean Chemicals, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on May 11, 2004. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2003 as reported in Form 10-KSB, have been omitted.

NOTE 2 - SALE OF ASSETS

In January 2004, Fleetclean sold assets for $60,775 ($30,775 cash and $30,000 note receivable) and recorded a deferred gain of $23,095.

NOTE 3 - COMMON STOCK AND PREFERRED STOCK

On March 18, 2004, Fleetclean entered into a letter of intent with Systom Trust Joint Venture ("STJV") to sell 1,000,000 shares of Series A preferred stock for $290,700, $53,700 cash and the assumption of $237,500 in convertible debentures. That transaction is expected to close shortly. The preferred stock is convertible at holders' option at one preferred share for 18.676347 shares common stock and has a 2:1 liquidation preference and each preferred share has 20 votes. This will create a change of control. In connection with this proposed sale, Fleetclean created a subsidiary, Fleetclean Chemicals, Inc., transferred all assets and certain liabilities except certain "Retained Liabilities", including the convertible debentures ($237,500), amounts owed to professional service firms, and related parties. Under the proposed transaction, STJV will buy 10,783,519 shares of common stock from the majority shareholders for $150,000 through an escrow account. The escrow account will be used to pay certain liabilities of Fleetclean and its subsidiary, and any shortfall will be paid by the selling majority shareholders. This transaction has not closed as of May 13, 2004. Once the transaction is closed, Fleetclean expects to perform a 1:75 reverse stock split, change its name to ERF Wireless, Inc., change its domicile to the State of Nevada, and sell Fleetclean Chemicals, Inc. to a related party at its net tangible asset value.

NOTE 4 - CONVERTIBLE DEBT

During 2002, the Company issued Convertible Debentures in a private placement to 11 investors for gross proceeds of $225,000. During 2003, the Company issued Convertible Debentures in a private placement to 1 investor for gross proceeds of$ 12,500. The Debentures are in default. The company relied upon Regulation D and Section 4(2) of the Securities Act in making the sale of these securities. No public selling efforts or underwriters were used in connection with the offering. During March 2004 all debenture holders agreed to convert based on the completion of the transaction described in Note - 3 above. As part of the restructuring plan, the debenture holders have agreed in principle to convert the outstanding principal balance into equity and to certain lock up provisions on those shares for the 24 months following conversion.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation.

This discussion and analysis as of March 31, 2004 and for the three-month periods ended March 31, 2004 and 2003 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report.

Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial conditions, or state other forward looking information. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as, "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statement. Factors that might cause or contribute to such a discrepancy include, but are not limited to the risks discussed in our other SEC filings, including those in our annual report on Form 10-KSB for the year ended December 31, 2003. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

We are a national retail distributor of truck washing equipment and chemicals to operators of large trucking fleets. In 1994, we acquired the assets and business accounts of Chemex Southwestern Inc. and began to manufacture equipment and chemicals for retail distribution. During 1994, we opened a distribution warehouse in Statesville, North Carolina. In January 1996, we acquired the Kentucky operations, including a distribution warehouse, and customer accounts of Fleetcleaning Supply Company, Inc. In February 1999, we acquired the assets and ongoing business accounts of Tri-State Chemex Corp of Providence, Rhode Island. All equipment is manufactured in Texas, with chemical mixing facilities operating in Texas and Rhode Island. Distribution and customer service is by our employees who service specific geographic regions. In 1999 we opened an internal tank truck cleaning facility in Hahnville Louisiana. On December 24, 2003 the Hahnville tank cleaning facility was closed and offered for sale. . This decision was based on our inability to obtain suitable financing for upgrades to the Hahnville facility to make it more competitive, plus the approaching due date for termination of the lease purchase agreement with Trimac Transportation and the inability to obtain long term financing on the facility. On a long term basis we believe that the company will be better positioned by liquidating the assets, using the proceeds to reduce debt, and concentrating on the chemical business. In April 2002 we purchased a tank wash facility in Freeport Texas at a cost of $220,000. This facility has been inactive for approximately two years, and was purchased out of the bankruptcy of Matlack Systems Inc. We estimate that the facility can be placed in prime condition for $300,000. We have been unable to obtain financing for the improvements, and as of December 31, 2003 the facility has been offered for sale.

We generate revenues from: (a) the sales of chemicals for use with our hand-held truck washing equipment, (b) sales of our drive-thru truck washing system. We recognize revenues at the point of sale.

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

Management believes there have been no significant changes during the three-month period ended March 31, 2004 to the items which we disclosed as our accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-KSB for the year ended December 31, 2003, except for the items discussed below.

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

Quarter Ended March 31, 2004 Compared to the Quarter  Ended March 31, 2003

Revenues

Total revenues decreased to $120,510 for the quarter ended March 31, 2004 compared with $165,089 for the quarter ended March 31, 2003. The overall decrease of 27% was attributable to a decrease in equipment sales of $33,350, a decrease in chemical revenue of $8,300, and a decrease in parts sales of $2,929 during the first quarter.

Cost of goods sold

For the quarter ended March 31, 2004, cost of goods sold decreased to $24,234 from $50,050 during the quarter ended March 31, 2003. The overall decrease of 52% was attributable to decreased cost of purchased materials as a percent of revenue due to the reduced equipment revenue. Equipment sales historically have a higher cost of goods sold. The decrease in equipment sales results in an overall lower cost of goods sold as chemical sales are higher as a percent of total sales. Additionally, inventory was devalued by $5000 in 2003 to establish a reserve for obsolescence, and there was no further devaluation in 2004. Our gross margin as a percent of revenue increased for the quarter ended March 31, 2004 to 80% from 70% for the quarter ended March 31, 2003. The increase in gross margin percentage was due to the higher margins in the chemical business. Historically the gross margin on the chemical business averages 80%.

Operating Expenses

For the quarter ended March 31, 2004, operating expenses decreased to $106,555 from $137,962 during the quarter ended March 31, 2003. The decrease of 23% was primarily due to:

o       A decrease in salary expense

o       A decrease in professional fees

o       A decrease in shop expense, and

o       A decrease in auto expense

Other income (expenses)

Interest expense in the first quarter of 2004 was $6,811 compared to $12,661 in the first quarter of 2003, a decrease of 46%.

Net Profit/Loss

For the quarter ended March 31, 2004, our net loss was $20,801 compared to a net profit of $28,497 for the quarter ended March 31, 2003. The increase in loss was attributable to the decreased revenue as noted above.

Cash Flows

Our operating activities for continuing operations used net cash of $58,177 in the first quarter of 2004 compared to using $38,751 in the first quarter of 2003. Net cash used by operating activities in the first quarter of 2004 resulted primarily from net operating loss for the quarter, a reduction of accounts payable, less depreciation. Discontinued operations provided net cash of $27,791 in the first quarter of 2004 resulting from the sale of assets, compared with $66,819 cash provided in the first quarter of 2003.

Our investing activities provided net cash of $31,538 in the first quarter of 2004 compared to using $1,203 in the first quarter 2003. The cash provided is attributable to the sale of assets during the first quarter of 2004.

Our financing activities used cash of $1,152 in the first quarter of 2004 compared to $26,865 used in financing in the first quarter of 2003. The cash used in 2004 was for reduction of notes payable, and there were no sales of common stock. There was a new note payable of $16,500 made in March 2004.

Liquidity and capital resources

As of March 31, 2004, we had cash of $250 and negative working capital of $611,219. We do expect to receive cash flow from operations during the current fiscal year from our ongoing chemical business. We estimate our monthly operating expenditure for fiscal 2004 will be approximately $35,000, although unexpected expenses may increase our monthly outlays.

As of March 31, 2004, we had notes payable aggregating $410,018 to financial institutions and entities due through March 2012 at interest rates ranging from 8.25% to 14.7%. Of these notes payable, $336,785 is due during the remaining 9 months of the year ended December 31, 2004. In addition, we are currently leasing several other property on a month to month basis, with aggregate lease payments of $ 725 per month.

In March 2004 we had a significant balloon payment due on the Hahnville tank wash facility. At present we have no commitment for refinancing of the debt. The note holder agreed to an extension while negotiations are ongoing with potential buyers for the property If a buyer for the property cannot be identified the facility could be lost which would be a significant loss to the company. At present we are negotiating with a potential buyer but there is no assurance that a sale can be made.

Additionally, in connection with our purchase of the Freeport tank wash facility, in 2002 we raised $225,000 through a private placement of convertible debt (the "private placement"). In 2003, we issued convertible debentures in a private placement to 1 investor for gross proceeds of $12,500. The notes were sold in increments of $12,500 and bear interest at 7.25%. Interest is paid quarterly and the notes are convertible into common stock at 75% of the bid price on the date of conversion. The notes are convertible 1 year after closing through maturity at the option of the holder. The notes are in default and the note holders have executed documents to convert the debt to equity as a part of the Company's plan of reorganization. The notes are held by twelve individuals, or entities. We estimate needed renovations, to the Freeport tank wash facility will cost approximately $250,000.

Item 3. Controls and Procedures.

Based on the evaluation conducted by Kenneth Phillips, both the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as of a date within 90 days of the filing date of this quarterly report ("Evaluation Date"), of the effectiveness of the Company's disclosure controls and procedures, Kenneth Phillips concluded that, as of the Evaluation Date, (1) there were no significant deficiencies or material weaknesses in the Company's disclosure controls and procedures, (2) there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date and (3) no corrective actions were required to be taken.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

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

ITEM 2. CHANGES IN SECURITIES.

None.

ITEM 3.  DEFAULT IN SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.


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

Exhibit 4.1             Common Stock Certificate of Fleetclean Systems, Inc.
                        (Filed previously on Form 10-SB, dated 9/27/99)

Exhibit 10.1 Kenneth A. Phillips Employment Agreement (Filed previously on Form 10-SB, dated 9/27/99)

Exhibit 10.2 Addendum to Kenneth A. Phillips Employment Agreement (Filed previously on Form 10-SB, dated 11/12/99)

Exhibit 10.3 Lease/Purchase Agreement (Filed previously on Form 10-SB, dated 11/24/99)

Exhibit 10.4 Bill of Sale and Agreement for Purchase and Sale of Business Assets and Inventory dated January 1, 2004 between Fleetclean Systems, Inc. and Neil Stafford

Exhibit 10.5 Asset and Liability Contribution Agreement dated March 31, 2004 between Fleetclean Systems, Inc. and Fleetclean Chemicals, Inc.

Exhibit 31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification of the Chief Executive Officer and Chief Financial Officer of Fleetclean Systems, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002


        (b)      REPORTS ON FORM 8-K

        None


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Fleetclean Systems, Inc.
Date: May 14, 2003                       By: /s/ Kenneth A. Phillips
                                             -----------------------
                                             Kenneth A. Phillips, President

Exhibit Index

No.                     Description
---                     -----------

Exhibit 10.4 Bill of Sale and Agreement for Purchase and Sale of Business Assets and Inventory dated January 1, 2004 between Fleetclean Systems, Inc. and Neil Stafford

Exhibit 10.5 Asset and Liability Contribution Agreement dated March 31, 2004 between Fleetclean Systems, Inc. and Fleetclean Chemicals, Inc.

Exhibit 31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification of the Chief Executive Officer and Chief Financial Officer of Fleetclean Systems, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002

Exhibit 10.4 Bill of Sale and Agreement for Purchase and Sale of Business Assets and Inventory dated January 1, 2004 between Fleetclean Systems, Inc. and Neil Stafford

                           BILL OF SALE AND AGREEMENT
                        FOR PURCHASE AND SALE OF BUSINESS
                              ASSETS AND INVENTORY

STATE OF TEXAS
COUNTY OF LIBERTY

This Agreement is made and entered into in Hardin, Liberty County, Texas, on this the 1 st day of January 2004, by Fleetclean Systems, Inc., a Texas corporation with its principal office located in Liberty, Texas (hereinafter referred to as "Seller"), and Neil Stafford (hereinafter referred to as "Buyer").

                          ARTICLE I. PURCHASE AND SALE

        1.01 Upon the terms and subject to the conditions hereinafter set forth, and performance by each of the parties hereto of their respective obligations and in consideration of the mutual promises and conditions contained in this agreement, Seller agrees to convey, transfer, assign, and sell to Buyer, and Buyer agrees to purchase from Seller, on the terms, conditions, warranties and representations set forth in this Agreement all right, tide, and interest to the assets described herein:

(a) the assets and inventory of the business owned by Seller, being conducted under the name, Fleetclean Systems Inc. located at One Tupperware Drive, North Smithfield, Rhode Island ("the Business");

(b) all of the ownership in trade, work-in-progress, inventory, merchandise, fixtures, automobiles, equipment, and other tangible assets of the Business, limited to those locations and items described in Exhibit "A" and Exhibit "B" attached to this agreement. It is specifically agreed that any fixtures, equipment, and other tangible assets owned by the Seller, at any location not listed on Exhibit "A" shall not be considered a part of this agreement;

(c) any leasehold interest owned by Seller under the lease for the premises where the Business is located; and

(d) all the trade, goodwill, ongoing trade accounts, contracts, contract rights, the Buyers products, provided however that the Buyer will in all cases show that his company is separate from Fleetclean Systems Inc, and will avoid any representation that his company is a part of Fleetclean Systems Inc., and will indemnify Fleetclean Systems Inc. from any cause of action resulting from his business activities.

                      ARTICLE II. AMOUNT OF PURCHASE PRICE

        2.01 Subject to the terms and conditions of this Agreement, and in full consideration for the conveyance, transfer, and delivery of the Seller's assets listed above, the total purchase price to be paid by Buyer to Seller for all the properties, assets, business, and rights of the Business described in this Agreement ("Purchase Price") shall be $60,775.00.

        2.02 The Purchase Price is allocated as follows:

1999 Kenworth VIN3BKMHZ7X1XF792940                            $18,832.00

Chemical Mixing Facility & Other Equipment                     14,500.00

Inventory                                                      13,318.00

Equipment in service at customer locations                     13,350.00

Lease Deposit One Tupperware Drive, North Smithfield RI           775.00

Total                                                         $60,775.00

                     ARTICLE III. PAYMENT OF PURCHASE PRICE

        3.01 The total Purchase Price shall be paid as follows:

(a) Payment by Buyer of $30,775.00 cash to Fleetclean Systems Inc. at closing, plus;

(b) A note payable to Fleetclean Systems Inc., in the amount of $30,000 bearing interest at 6% per annum for 36 months, to be paid in 36 monthly payments of $912.66, commencing March 1, 2004.

                               ARTICLE IV CLOSING

        4.01 The closing of the sale and purchase of the Business (the "Closing") shall be effective on January 1, 2004, even though the instruments effectuating the sale and purchase may be actually executed on some other date. Time is of the essence.

        4.02 At the Closing the Seller shall:

(a) deliver clear and marketable title and ownership to Buyer of all assets subject to this Agreement;

(b)          execute any other documents necessary to finalize this Agreement

(b) close the books of the business, and will collect all outstanding accounts receivable through the date of closing, discharging all obligations of the business from such receivables.

(c) deliver to Buyer, a detailed priced inventory of all parts and chemical inventories in possession.

        4.03 At the Closing the Buyer shall:

(a)          pay all remaining monies, if any, owed to Seller;

(b)          execute any other documents necessary to finalize this Agreement.

                     ARTICLE V. REPRESENTATIONS, WARRANTIES,
                       COVENANTS AND AGREEMENTS BY SELLER

        5.01 As a material inducement to the Buyer to execute and perform its obligations hereunder, Seller agrees and warrants, certifies and represents to Buyer that:

(a) the financial records for the Business, previously inspected by Buyer, contain a full and complete record and account of the financial affairs of this Business and truthfully set forth all liabilities, assets and other matters pertaining to the fiscal or financial condition of this Business through the date of inspection and furthermore, that there have been no material changes in the financial condition of this Business since that time except for transactions normal to this Business;

(b) Seller is the lawful owner of this Business and has good right and due authorization to sell it. At the time of signing this Agreement, Seller neither knows nor has reason to know of the existence of any outstanding claim or title, or interest, or lien in, to, or on this Business except as shown on the financial records of this Business inspected by Buyer;

(c) All fixtures and equipment sold pursuant to this Agreement are free and clear of any lien (including UCC financing statements) and/or debt unless otherwise set forth in a written statement from Seller to Buyer;

(d) Seller owes no obligations and has contracted no liabilities affecting this Business or which might affect the consummation of the purchase and sale described in this Agreement that are not shown on the financial records inspected by Buyer and that have not been expressly disclosed to Buyer;

(e) there are no taxes due and owing on account of Seller's operation of the Business for unemployment compensation, withholding tax, social security tax, sales tax, personal property tax, franchise tax, income tax, and other taxes of any nature, but if any such taxes are due, they are and will remain the sole responsibility of Seller;

(f) any accounts payable due and owing as of the Closing are and shall remain the responsibility of Seller and shall be paid promptly as they become due and payable;

(g) no litigation, actions or proceedings, legal, equitable, administrative, through arbitration or otherwise, including but not limited to lawsuits, claims or disputes with employees, customers and vendors, etc., are pending or threatened that might affect this Business, the assets being purchased, or the consummation of the purchase and sale described in this Agreement;

(h) Seller agrees to indemnify and hold Buyer harmless from any and all claims, causes of actions, damages, or debts, including, but not limited to, legal fees, unpaid taxes of any nature, accounts payable, UCC- 1 liens (other than those previously disclosed to Buyer) prior to closing resulting from any actions, occurrences or events occurring prior to the Closing;

(i) all mechanical equipment sold pursuant to this Agreement is sold as is and transferred along with all applicable manufacturer's warranties.

(j) Seller is a corporation duly organized, validly existing, and in good standing under the laws of the State of Texas and has all requisite corporate power and authority to carry on its business as it is presently being conducted, to enter into this Agreement, and to carry out and perform the terms and provisions of this Agreement.

(k) Seller has good, absolute, and marketable title to all of its properties and assets being sold to the Buyer pursuant to this Agreement, referred to in Exhibit "A" hereto, held in each case subject to no lease, mortgage, pledge, lien, debt, charge, security interest, encumbrance, or restriction. In the event any assets or properties are so encumbered now, or after closing, Seller agrees to discharge, pay and release same out of sums payable to Seller, or otherwise.

(l) The introduction of the Seller to the Buyer and all negotiations on the part of the Seller relative to this Agreement and the transaction contemplated hereby have been effected and carried on by the Seller directly with the Buyer without the intervention of any broker, finder, or

                     ARTICLE VI. REPRESENTATIONS, WARRANTIES
                             AND AGREEMENTS BY BUYER


        6.01 Buyer agrees and warrants and represents to Seller that Buyer will duly notify all authorities, suppliers, creditors, and/or other entities that Buyer is to be responsible for all liabilities associated with the operation of the Business, including without limitation withholding taxes, social security taxes, unemployment contributions, salaries, and purchases incurred after the Closing, and Buyer specifically agrees to assume such liabilities as of the Closing.

(a) Seller's Retention: Seller shall collect and retain for its own, all outstanding accounts receivable due and owing as of the date of closing, and will discharge any obligations of the Business preceding closing from the receipt of those accounts. Any surplus funds from those accounts shall remain the property of the Seller. Any shortfall will be the liability, loss and responsibility of the Seller.


                              ARTICLE VII. REMEDIES

        8.01 Seller acknowledges and agrees that Buyer's remedy at law for a breach of any of the provisions of this Agreement would be inadequate and, in recognition of this fact, in the event of a breach by Seller of any of the provisions of the stated Agreement it is agreed that, in addition to its remedy at law, Buyer shall be entitled to equitable relief in the form of specific performance, temporary restraining order, temporary or permanent injunction or any other equitable remedy which may then be available, without the necessity of posting bond or other security. Seller acknowledges that the granting of a temporary injunction, temporary restraining order or permanent injunction merely prohibiting the use of trade secrets and like proprietary information would not be an adequate remedy upon breach. Nothing herein contained shall be construed as prohibiting Buyer from pursuing any other remedies available to it for such breach, at law or in equity.

        9.03 Seller agrees to file all necessary instruments with the Secretary of State of the State of Texas, to effectuate the terms of this Agreement.

                  ARTICLE VIII. DELIVERY OF BOOKS AND RECORDS

        10.01 All books, records, files, documents and papers, including customer lists and all records of the accounts of customers used in the operation of or relating to the Business shall be transferred and delivered to Buyer at the Closing.

        10.02 All of these books, records, files, documents and papers shall be available to Buyer at any reasonable time for any proper purpose, and Buyer has the right to freely examine and copy all such materials at any time.

                    ARTICLE IX. NONASSUMPTION OF LIABILITIES

        11.01 Unless otherwise expressly provided for in this agreement, the liabilities and obligations incurred by Seller prior to the Closing are not assumed by Buyer but continue as liabilities and obligations of Seller and shall be solely paid by Seller.

        11.02 In the event Buyer is required to pay after the Closing any valid lien, debt, or expense incurred by Seller prior to the Closing Date, Buyer shall have the right to offset any such lien, debt, or expense actually paid by Buyer, which is the valid and legal obligation of the Seller, against any payment owed to Seller by Buyer.

                 ARTICLE X. INDEMNIFICATION OF SELLER AND BUYER

        12.01 Buyer will indemnify and hold Seller and the property of Seller free and harmless from any and all claims, losses, damages, injuries and liabilities arising from or in connection with the operation of the Business after the Closing; Likewise Seller will indemnify and hold Buyer and the property assets and items conveyed hereunder harmless from any and all claims, losses, damages, debts, notes payable, accounts payable, injuries and liabilities arising from or in connection with the operation of the business before the closing.

        12.02 The Seller shall, and hereby agrees to, indemnify and hold harmless, the Buyer, its subsidiaries, officers, directors, shareholders, employees, representatives and agents at all times from and after the Closing Date against and in respect to any damages, as hereinafter defined. Damages, as used herein, shall include any claims, actions, demands, losses, costs, expenses, liabilities (joint or several), penalties, fines and damages, including counsel fees incurred in litigation in attempting to avoid the same or oppose the imposition thereof, resulting to the Buyer from (a) any inaccurate representation made by the Seller in or under this Agreement; (b) breach of any of the warranties made by the Seller in or under this Agreement; (c) breach of default in the performance by it hereunder; and (d) any debts, liabilities, taxes, or obligations of the Seller, whether accrued, absolute, contingent, or otherwise, due or to become due, relating to obligations owed by Seller and accrued prior to the Closing Date.

        The Buyer shall, and hereby agrees to indemnify and hold harmless, the Seller, its officers, directors, shareholders, employees, representatives and agents, at all times, from and after the Closing Date against and in respect to any damages including any claims, actions, demands, losses, costs, expenses, liabilities, penalties, fines and damages, including attorney's fees incurred in litigation in attempting to avoid the same or oppose the imposition thereof, resulting to the Seller from Buyer's operation of the business after Closing.

        12.03 The Buyer agrees that promptly upon receipt by it of notice of any demand, assertions, claim, action, or proceeding, judicial, or otherwise, with respect to any matter as to which the Seller has agreed to indemnify the Buyer under the provisions of this Agreement, the Buyer will give prompt notice thereof in writing to the Seller, together, in each instance, with a statement of such information respecting such demand, assertion, claim, action, or proceeding as the Buyer shall then have. The Seller reserves the right to contest and defend by all appropriate legal or other proceedings any demand, assertion, claim, action or proceeding with respect to which it has been called upon to indemnify the Buyer under the provision of this Agreement; provided, however, that:

(a) Notice of the intention so to contest shall be delivered to the Buyer within twenty (20) calendar days from the date of receipt by the Seller of notice of the assertion of such demand, assertion, claim, action, or proceeding;

(b) Such contest shall be conducted by reputable attorneys employed by Seller (with the approval of the Buyer, which approval shall not be unreasonably withheld) at the Seller's cost and expense, but the Buyer shall have the right to participate in such proceedings and to be represented by attorneys of its own choosing, at its own cost and expense.

If Seller elects to contest any demand, assertion, or claim, it shall not be obligated to make any payments to the Buyer with respect thereto until the legal remedies available to the Seller or Buyer, as the case may be, with respect to such demand, assertion, or claim, shall have been exhausted.

If requested by the Seller, the Buyer agrees to cooperate with the Seller in contesting any demand, assertion, or claim which the Seller elects to contest, or, if appropriate, in the making of any counterclaim against the person asserting such demand, assertion, or claim or any cross-complaint against any persons; but the Seller will reimburse the Buyer for any expenses incurred by the Buyer in so cooperating with the Seller. If such counterclaim or cross-complaint results in receipt by the Buyer of amounts in excess of the amount which is subject to any such demand, assertion, or claim, such excess shall first be applied to the payment of the reasonable costs and expenses of the Seller incurred in connection with such contest, counterclaim, or cross-complaint, and the balance retained by the Buyer.

                             ARTICLE XI. PRORATIONS

        13.01 There shall be no proration between Seller and Buyer of property taxes, rent, insurance premiums, and utility bills, etc. Seller will be liable for payment of property taxes, rent, insurance premiums and utility bills, etc, through January 1, 2004. Buyer will be responsible for the same beginning January 1, 2004. In the event it becomes necessary for Seller to make payment of any such obligations between January 1, 2004 and the date of closing, Buyer will reimburse Seller at closing.

                              ARTICLE XII. DEFAULT

        14.01 After execution of this Agreement by the parties, default shall consist in the failure of either party to perform its respective obligations and duties and/or a breach of a warranty or covenant in this Agreement.

        14.02 In the event of default of either party, Seller and Buyer shall have the right to sue for specific performance and/or sue for damages in addition to any other relief provided in this Agreement or attached Exhibits. In a suite for default, reasonable attorney fees shall be recoverable by the prevailing party.

                         ARTICLE XIV. COSTS AND EXPENSES

        15.01 All costs and expenses incurred in finalizing the purchase and sale described in this Agreement in the manner prescribed by this Agreement shall be paid by Buyer and Seller in the following manner.

(a) Seller agrees to prepare the Closing documents and be responsible for the attorney fees and expenses incurred in preparation of these documents. This sum shall be due and payable at Closing. Should either party retain an additional attorney to review the documents necessary for the transfer of the Business, the attorney fees so incurred shall be the responsibility of the party retaining the attorney.

(b) Any other Closing costs and expenses shall be paid at the Closing by the parties, Buyer and Seller, in equal proportions.

                ARTICLE XV. GENERAL AND ADMINISTRATIVE PROVISIONS

        17.01 Parties Bound. This Agreement shall be binding upon and inure to the benefit of the Parties to this agreement and their respective heirs, executors, administrators, legal representatives, successors and assigns.

        17.02 Assignment. The Seller shall have no right to transfer or assign its interest in this Agreement without the prior written consent of the Buyer.

        17.03 Corporate Authority. If any party to this agreement is a legal entity (partnership, corporation and/or trust), such party represents to the other that this Agreement, the transaction contemplated in this agreement, and the execution and delivery hereof, have been duly authorized by all necessary partnership, corporate or trust proceedings and actions, including without limitation the action on the part of the directors, if the party is a corporation. Certified copies of such corporate or other resolutions authorizing this transaction shall upon request be delivered at the Closing.

        17.04 Use of Pronouns. The use of the neuter singular pronoun to refer to the Parties described in this agreement shall be deemed a proper reference even though the Parties may be an individual, a partnership, a corporation, or a group of two or more individuals, partnerships or corporations. The necessary grammatical changes required to make the provisions of this Agreement apply in the plural sense where there is more than on party to this Agreement, and to make either corporations, partnerships or individuals, males or females, shall in all instances be assumed as though in each case fully expressed.

        17.05 Choice of Law and Venue. This Agreement shall be subject to and governed by the laws of the State of Texas. Venue for any dispute arising out of or relating to this Agreement shall be in Liberty County, Texas.

        17.06 Severability. If any provision of this Agreement should, for any reason, be held violative of any applicable law, and so much of this Agreement be held unenforceable, then the invalidity of such a specific provision in this agreement shall not be held to invalidate any other provisions in this agreement, which other provisions shall remain in fall force and effect unless removal of this invalid provisions destroys the legitimate purposes of this Agreement, in which event this Agreement shall be canceled.

        17.07 Entire Agreement. This Agreement represents the entire understanding of the Parties hereto. There are no oral agreements, understandings, or representations made by any party to this agreement that are outside of this agreement and are not expressly stated in it.

        17.08 Amendment. This Agreement may not be amended or modified in any respect except by an agreement in writing executed by the parties in the same manner as this Agreement.

        17.09 Waiver. It is expressly agreed and understood that the waiver by a party of its rights, or any portion of its rights, under this Agreement in any particular instance or instances, whether intentional or otherwise, shall not be considered as a continuing waiver which would prevent the subsequent enforcement of such rights.

        17.10 Headings. The headings of the Sections hereof are for convenience only and shall not control or affect the meaning, or construction, or limit the scope or intent of any of the provisions of this Agreement.

        17.11 Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument.

        17.12 Notices. All notices or other communications required or permitted to be given pursuant to this Agreement shall be in writing and shall be considered as properly given if delivered personally or mailed from within the United States by certified or registered mail, postage prepaid, and addressed as follows:

to Buyer:
Neil Stafford
42 Morse Avenue
North Smithfield, Rhode Island 02896

to Seller:
Fleetclean Systems, Inc.
P.O. Box 727, 821 HWY 834 East
Hardin, TX 77561

        SIGNED on ______________________, but effective, accepted and agreed to on January 1, 2004 by the undersigned parties, who acknowledge that they have read and understand this Agreement and the Attachments and Schedules to it and the they execute this legal document voluntarily and of their own free will.


FLEETCLEAN SYSTEMS, INC.


By: /s/ Kenneth A. Phillips, President


NEIL STAFFORD


By: /s/ Neil Stafford