Form 10QSB
period 2004-06-30
FLEETCLEAN SYSTEMS INC
filed 2004-08-20
CIK 1020646

                 UNITED STATES SECURITIES AND EXCHANGE COMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004
                                       OR

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

                   103 Courageous Drive, League City, TX 77573
                            League City, Texas 77573
                                  281-538-2101
           Address and telephone number of principal executive offices

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes [X] No [ ].

The number of shares of common stock of the Registrant outstanding at July 30, 2004 was 25,105,460.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     FLEETCLEAN SYSTEMS, INC. AND SUBSIDIARY
                                  BALANCE SHEET
                                  June 30, 2004
                                   (unaudited)

                                     ASSETS

Current assets:
  Cash                                                              $    40,000
                                                                    ------------
                                       Total current assets              40,000
                                                                    ------------

                                                                    ------------
                                         Total Assets               $    40,000
                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                  $    51,761
                                                                    ------------
    Total current liabilities                                            51,761
                                                                    ------------

                                                                    ------------
  Total liabilities                                                      51,761
                                                                    ------------

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 50,000,000 shares authorized,
    25,105,460 shares issued and outstanding                            251,055
  Preferred Stock, $.01 par value, 5,000,000 shares
    authorized, 1,000,000 shares issued and outstanding                 292,622

  Additional paid in capital                                          1,410,339
  Accumulated deficit                                                (1,965,777)
                                                                    ------------
  Total Stockholders' Equity                                            (11,761)
                                                                    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $    40,000
                                                                    ============

                                    FLEETCLEAN SYSTEMS, INC. AND SUBSIDIARY
                                           STATEMENTS OF OPERATIONS
                               THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                                  (unaudited)

                                                 Three months    Three months    Six months      Six months
                                                    Ended          Ended           Ended           Ended
                                                     2004           2003            2004            2003
                                                -------------   -------------   -------------   -------------

Net sales                                       $         --    $    416,241    $    120,510    $    885,143
Cost of goods sold                                        --         152,015          24,234         323,630
                                                -------------   -------------   -------------   -------------
Gross profit                                              --         264,226          96,276         561,513
                                                -------------   -------------   -------------   -------------

Operating expenses:
  Salaries and benefits                                   --         120,310          50,556         230,289
  General and administrative                          32,014          89,845          66,139         178,146
  Depreciation and amortization                           --          43,013          21,874          86,026
  Legal and professional                              55,122          19,000          55,122          26,065
                                                -------------   -------------   -------------   -------------
                                                      87,136         272,168         193,691         520,526
                                                -------------   -------------   -------------   -------------

Loss from operations                                 (87,136)         (7,942)        (97,415)         40,987
                                                -------------   -------------   -------------   -------------

Other income (expense):
  Interest expense                                        --         (19,531)         (6,811)        (40,242)
  Other                                                   --             389             315             667
                                                -------------   -------------   -------------   -------------
                                                          --         (19,142)         (6,496)        (39,575)
                                                -------------   -------------   -------------   -------------

Loss before discontinued operations                  (87,136)        (27,084)       (103,911)          1,412

                                                -------------   -------------   -------------   -------------
Income/(Loss) from discontinued operations                --              --          (4,026)             --
                                                -------------   -------------   -------------   -------------

Net loss                                        $    (87,136)   $    (27,084)   $   (107,937)   $      1,412
                                                =============   =============   =============   =============
Net loss                                        $    (87,136)   $         --    $   (107,937)   $         --

Beneficial conversion feature of preferred
  Stock                                              (82,827)             --         (82,827)             --
                                                -------------   -------------   -------------   -------------
Net loss applicable to common
  Shareholders                                  $   (169,963)   $    (27,084)   $    (190,764)  $      1,412
                                                =============   =============   =============   =============

Net income (loss) per share:
                                                -------------   -------------   -------------   -------------
  Basic and diluted - continuing operations     $      (0.01)    $         --   $       (0.01)  $         --
                                                =============   =============   =============   =============
  Basic and diluted - discontinued operations   $         --    $         --    $         --    $         --
                                                =============   =============   =============   =============

Weighted average shares outstanding:
  Basic and diluted                               25,105,460      22,169,823      25,105,460      22,289,823
                                                -------------   -------------   -------------   -------------


                     FLEETCLEAN SYSTEMS, INC. AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (unaudited)

                                                            2004         2003
                                                         ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations                    $(107,938)   $   1,413
    Adjustments to reconcile net loss to cash
    used in operating activities:
      Depreciation and amortization                         21,874       86,026
      Loss of distribution of assets                        32,014
      Preferred stock for services & Debt Conversion         1,922       10,000
Changes in operating assets and liabilities:
  Accounts receivable                                        1,414      (15,996)
  Inventory                                                  7,794       (9,948)
  Prepaid expenses and other assets                         (9,609)     (22,805)
  Advances to related parties                               (1,189)       1,341
  Accounts payable                                         (32,457)       7,511
  Accounts payable - related party                           4,145       16,722
  Accrued expenses                                          10,403       (9,114)
                                                         -----------------------
Net Cash Used / Provided In Operating
Activities From Continuing Operations                      (71,627)      65,150
                                                         -----------------------
Net Cash Provided By Operating Activities
From Discontinued Operations                                27,791           --
                                                         -----------------------
NET CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES      (43,836)      65,150
                                                         -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payment received on note receivable                          763           --
  Proceeds from sale of inventory                           13,318           --
  Proceeds from sale of fixed assets                        16,682           --
  Proceeds from sale of deposit                                775           --
  Purchase of property and equipment                            --       (6,345)
Net Cash Provided By / (Used In) Investing
  Activities From Continuing Operations                     31,538       (6,345)
                                                         -----------------------
Net Cash Provided By / (Used In) Investing
  Activities From Discontinued Operations                       --           --
                                                         -----------------------
NET CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES       31,538       (6,345)
                                                         -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds on notes payable                                 16,500           --
  Payments on notes                                        (12,252)     (83,805)
                                                         -----------------------
Proceeds from the sale of preferred & common stock          53,200       25,000
                                                         -----------------------
Net Cash Provided By Financing Activities
  From Continuing Operations                                57,448      (58,805)
                                                         -----------------------
Net Cash Used In Financing Activities
  From Discontinued Operations                              (5,400)          --
                                                         -----------------------
NET CASH USED IN FINANCING ACTIVITIES                       52,048      (58,805)
                                                         -----------------------
NET INCREASE IN CASH                                        39,750           --
                                                         -----------------------
Cash, beginning of period                                      250          250
                                                         -----------------------
Cash, end of period                                      $  40,000    $     250
                                                         =======================

SUPPLEMENTAL CASH FLOW INFORMATION:
                                                         -----------------------
Interest paid                                            $   6,811    $  40,242
Income taxes paid                                        $      --    $      --
                                                         =======================

                     FLEETCLEAN SYSTEMS, INC. AND SUBSIDIARY
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Fleetclean Systems, Inc. and its wholly-owned subsidiary Fleetclean Chemicals, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on May 11, 2004 and the Company's Form 8-K filed on May 28, 2004. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2003 as reported in Form 10-KSB, have been omitted.

Convertible Preferred Stock

This beneficial conversion for the preferred stock is recorded as a dividend over the period the preferred stock is convertible and accelerated pro-rata as the preferred stock are converted. The beneficial conversion feature is limited to the total proceeds received.

NOTE 2 - SALE OF ASSETS

On May 15, 2004, Kenneth A. Phillips agreed to acquire Fleetclean Chemicals, Inc. ("FCI"), a wholly owned subsidiary of the Registrant under an Acquisition Agreement. A copy of the Acquisition Agreement was included in the Company's Form 8-K filed on May 28, 2004 as Exhibit 10.3. The purchase price was equal to 100% of the net tangible book value (i.e., total assets less intangible assets and liabilities of FCI on April 1, 2004 and a Release of Claims and Indemnity Agreement from Mr. Phillips in favor of the Registrant. In connection with this sale, Fleetclean created a subsidiary, Fleetclean Chemicals, Inc., transferred all assets and certain liabilities except certain "Retained Liabilities" that included the convertible debentures ($237,500) and certain amounts owed to professional service firms and related parties. The terms of the transfer of all assets and certain liabilities are set forth in the "Asset and Liability Contribution Agreement" filed as Exhibit 10.5 with the Company's 10-QSB filing for the quarter ended March 31, 2004; filed on May 17, 2004. The Company recorded an expense in the amount of $32,014 as of June 30, 2004 to reflect the net amount of non-cash charges associated with a net loss on distribution of assets; comprised of $64,267 of net tangible book value associated with the Acquisition Agreement less $32,253 of amounts due Mr. Phillips for accrued compensation and other amounts owed to Mr. Phillips for money advanced on behalf of the Company prior to the date of the Acquisition Agreement - (see Item 5 of the Asset and Liability Contribution Agreement).

NOTE 3 - CHANGES IN CONTROL OF REGISTRANT

On May 19, 2004, Systom Trust Joint Venture, a Texas joint venture, ("STJV") purchased 10,783,492 shares of the common stock of Fleetclean Systems, Inc., a Texas corporation (the "Registrant") from Kenneth A. Phillips, Kathryn M. Phillips, Jarrod Phillips and Jay G. Phillips under a Stock Purchase Agreement dated May 15, 2004. Under this transaction, STJV purchased 10,783,492 shares of common stock from the majority shareholders for $150,000 through an escrow account. The escrow account will be used to pay certain liabilities of Fleetclean and its subsidiary, and any shortfall will be paid by the selling majority shareholders. This transaction, and others described below, resulted in a change in control of Fleetclean Systems, Inc., a Texas corporation ("FLSY"). A copy of the Stock Purchase Agreement was included in the Company's Form 8-K filed on May 28, 2004 as Exhibit 10.1.

NOTE 4 - COMMON STOCK AND PREFERRED STOCK

On May 15, 2004, the Registrant accepted a Subscription Agreement from STJV to acquire One Million shares of Series A Convertible Preferred Stock, $.01 par value, of the Registrant, at a price of $.2907 per share for total consideration of $290,700; $53,200 cash and the assumption of $237,500 in convertible debentures. The form of the assumption of the $237,500 in convertible debentures included STJV, to the best of its ability, using its resources to satisfy, compromise and/or discharge the liabilities within 12 months from the date of the Subscription Agreement or alternatively to cause such liabilities to be converted into equity of the Company. The preferred stock is convertible at holders' option at one preferred share for 18.676347 shares common stock and has a 2:1 liquidation preference and each preferred share has 20 votes. A copy of the Subscription Agreement was included in the Company's Form 8-K filed on May 28, 2004 as Exhibit 10.2. A copy of the Certificate of Designation of the Rights and Preferences of the Convertible Preferred Stock was attached to the same Form 8-K as Exhibit 4.1.

NOTE 5 - CONVERTIBLE DEBT

During 2002, the Company issued Convertible Debentures in a private placement to 11 investors for gross proceeds of $225,000. During 2003, the Company issued Convertible Debentures in a private placement to 1 investor for gross proceeds of$ 12,500. The Debentures are in default. The company relied upon Regulation D and Section 4(2) of the Securities Act in making the sale of these securities. No public selling efforts or underwriters were used in connection with the offering. As part of the restructuring discussed in Notes 2, 3 and 4 to the Company's financial statements immediately above, STJV assumed the liability for these debentures and the debenture holders have agreed in principle to convert the outstanding principal balance into equity and to certain lock up provisions on those shares for 12 months following conversion; thereafter being entitled to sell one-twelfth of the shares subject to lock up per month.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This discussion and analysis as of June 30, 2004 and for the six-month periods ended June 30, 2004 and 2003 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report.

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

OVERVIEW

On May 11, 2004, the Company's Board of Directors implemented a restructuring that included the approval of the following:

    o    The creation and issuance of the Series A Convertible Preferred Stock.
    o    The change of the Company's corporate domicile from Texas to Nevada.
    o    The change of the Company's name to ERF Wireless, Inc.
    o The implementation of a reverse split of its $.01 par value common stock whereby every seventy five (75) shares of common stock which are issued and outstanding are automatically converted into one (1) share of common stock; provided, however, that the Company shall issue one
         (1) full share of common stock to its stockholders for any fractional interest remaining after conversion of all outstanding shares pursuant thereto
    o The sale of Fleetclean Chemicals, Inc. to Kenneth A. Phillips, the Company's former President.
    o The appointment of Dr. H. Dean Cubley to Registrant's the board of directors, and
    o    The conversion of $237,500 of the Company's Debentures into equity.

The effect of these transactions, as further discussed in the Notes to the Company's financial statements and the Company's Form 8-K filed on May 28, 2004, resulted in a change of control of the Company. Further, in connection with this restructuring, the Company created a subsidiary, Fleetclean Chemicals, Inc. ("FCI"), and transferred all assets and certain liabilities except certain "Retained Liabilities" that included the convertible debentures ($237,500) and certain amounts owed to professional service firms and related parties into this subsidiary; and entered into an acquisition agreement with the Company's former President, Kenneth A. Phillips to acquire FCI, a wholly owned subsidiary of the Company under an Acquisition Agreement. The purchase price was equal to 100% of the net tangible book value (i.e., total assets less intangible assets and liabilities of FCI on April 1, 2004 and a Release of Claims and Indemnity Agreement from Mr. Phillips in favor of the Company. The terms of the transfer of all assets and certain liabilities are set forth in the "Asset and Liability Contribution Agreement" filed as Exhibit 10.5 with the Company's 10-QSB filing for the quarter ended March 31, 2004; filed on May 17, 2004. The Company recorded an expense in the amount of $32,014 as of June 30, 2004 to reflect the net amount of non-cash charges associated with a net loss on distribution of assets; comprised of $64,267 of net tangible book value associated with the Acquisition Agreement less $32,253 of amounts due Mr. Phillips for accrued compensation and other amounts owed to Mr. Phillips for money advanced on behalf of the Company prior to the date of the Acquisition Agreement.

A further effect of these transactions results in the Company not having ongoing business operations for the quarter ended June 30, 2004, given that the Company transferred and sold all assets and certain liabilities in the acquisition agreement with the Company's former President, Kenneth A. Phillips.

In conjunction with the transactions discussed immediately above, the Company filed a Definitive Information Statement on Form 14-C on August 2, 2004. The Definitive Information Statement provided written notice that effective August 30, 2004 (the "Effective Date"), the holder or holders of shares having not less than the minimum number of votes that would be necessary to take action at any annual or special meeting of shareholders of the Corporation shall take the following actions, without a meeting, without further notice, and without a vote.

1. Approve, ratify and confirm the sale of Fleetclean Chemicals, Inc. to Kenneth
A. Phillips under that certain Acquisition Agreement between Kenneth A. Phillips and the Corporation.

2. Elect H. Dean Cubley to serve as a director of the Corporation until his successor(s) are elected and qualify.

3. Approve, ratify and confirm the conversion of the Corporation's outstanding Debentures into common stock, subject to the reverse split and change in domicile described below.

4. On the Effective Date, the Corporation shall amend its Articles of Incorporation to cause a reverse split of the Corporation's $.01 par value common stock whereby every seventy five (75) shares of common stock which are issued and outstanding are automatically converted into one (1) share of $.01 par value common stock; provided, however, that the Corporation shall issue one
(1) full share of $.01 par value common stock to its stockholders for any fractional interest remaining after conversion of all outstanding shares pursuant hereto.

5. Promptly following the Effective Date, the Corporation shall change the Corporation's domicile to the State of Nevada through a merger with a Nevada corporation and thereafter the Corporation's name shall be ERF Wireless, Inc.

All stockholders of record on July 30, 2004 were mailed the information statement, a copy of the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2003 and Quarterly Report on Form 10-QSB for the period ending March 31, 2004.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

GENERAL

The Company's revenues in prior periods were comprised of a) the sales of chemicals for use with hand-held truck washing equipment and b) the sales of drive-thru truck washing systems. The Company recognized revenues on such sales at the point of sale.

The Company did not have any significant ongoing business operations for the quarter ended June 30, 2004, given that the Company transferred and sold all assets and certain liabilities in the acquisition agreement with the Company's former President, Kenneth A. Phillips, and accordingly its Critical Account Policies and Estimates, comparative results, cash flows and discussion of liquidity and capital resources are thus limited in scope and content.

Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes there have been no significant changes during the three and six-month period ended June 30, 2004 to the items which we disclosed as our accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-KSB for the year ended December 31, 2003, except for the items discussed herein and immediately below.

THREE AND SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2003

REVENUES

The Company had no revenues from ongoing operations for the three month period ended June 30, 2004 as compared to $416,241 for the three month period ended June 30, 2003. The Company had revenues of $120,510 for the six month period ended June 30, 2004 as compared to $885,143 for the six month period ended June 30, 2003. The decreases in revenues for these respective periods was primarily attributable to the transfer and sale of all assets and decreases in equipment, chemical and parts sales as compared to prior periods.

COST OF GOODS SOLD

The Company had no cost of good sold from ongoing operations for the three month period ended June 30, 2004 as compared to $152,015 for the three month period ended June 30, 2003. The Company had cost of goods sold of $24,234 for the six month period ended June 30, 2004 as compared to $323,630 for the six month period ended June 30, 2003. The decreases in cost of goods sold for these respective periods was primarily attributable to the transfer and sale of all assets and decreases in equipment, chemical and parts sales as compared to prior periods.

OPERATING EXPENSES

With respect to the Company's ongoing business operations, the Company reported operating expenses totaling $87,136 and $193,691 for the three and six months ended June 30, 2004, respectively as compared to $272,168 and $520,526 for the three and six months ended June 30, 2003. The decreases in operating expenses for these respective periods was primarily attributable to the transfer and sale of all assets and decreases in salary expense, professional fees, shop expenses and auto expenses as compared to prior periods.

The Company's operating expenses for the three month period ended June 30, 2004 was primarily attributable to legal, accounting and other professional costs incurred of $55,122 in connection with the Company's implementation of the restructuring discussed in the Management's Discussion and Analysis "Overview" herein and an expense in the amount of $32,014 as of June 30, 2004 to reflect the net amount of non-cash charges associated with a net loss on distribution of assets.

The Company had net interest expense of $0 and $19,142 or the three month periods ended June 30, 2004 and June 30, 2003 and $6,496 and $39,575 for the six month periods ended June 30, 2004 and June 30, 2003. The primary decrease in net interest expenses for these respective periods was attributable to the transfer and sale of all assets combined with lower net interest expenses in prior reported periods.

NET PROFIT/LOSS

For the three months ended June 30, 2004, our net loss was $87,136 compared to a net loss of $27,084 for the three months ended June 30, 2003. For the six months ended June 30, 2004, our net loss was $107,937 compared to a net income of $1,412 for the six months ended June 30, 2003. The increase in loss for the three and six months ended June 30, 2004 as compared to the three and six months ended June 30, 2003 was attributable to the factors discussed immediately above.

CASH FLOWS

Our operating activities for continuing operations used net cash of $71,627 in the six months ended June 30, 2004 as compared to providing $65,150 in the six month period ended June 30, 2003. Net cash used by operating activities in the six months ended June 30, 2004 resulted primarily from the net operating loss for the quarter and a reduction of accounts payable.

Our investing activities provided net cash of $31,538 in the six months ended June 30, 2004 compared to $6,345 of cash used in the six months ended June 30, 2003. The cash provided is attributable to the sale of assets during the six months ended June 30, 2004.

Our financing activities provided cash of $52,048 in the six months ended June 30, 2004 compared to $58,805 of cash used in the six months ended June 30, 2003. The cash provided in the six months ended June 30, 2004 was primarily associated with the Series A Convertible Preferred Stock Subscription Agreement dated May 15, 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, we had cash of $40,000 and deficit working capital of $11,761.

As of June 30, 2004, we had certain "Retained Liabilities" resulting from the Company's restructuring activities; primarily composed of certain amounts owed to professional service firms in connection with the Company's implementation of the restructuring discussed in the Management's Discussion and Analysis "Overview" herein. As part of the restructuring discussed in Notes 2, 3 and 4 to the Company's financial statements immediately above, STJV assumed the liability for these debentures and the debenture holders agreed in principle to convert the outstanding principal balance into equity and to certain lock up provisions on those underlying common shares for 12 months following conversion; thereafter being entitled to sell one-twelfth of the shares subject to lock up per month. The Company anticipates the conversion of the convertible debentures into equity in conjunction with the August 30, 2004 "Effective Date" associated with the Company's Definitive Information Statement.

The Company's current cash and cash equivalents, including net proceeds received during the quarter ended June 30, 2004, will not be sufficient to fund anticipated operations for the next twelve months.

We do not have any significant credit facilities available with financial institutions or other third parties and as such we must rely upon best efforts third-party funding from individual accredited investors. Though we recently completed the Subscription Agreement for Series A Convertible Preferred Stock discussed herein and anticipate that we will be successful at raising additional capital on a best efforts basis, we can provide no assurance that we will be successful in any future best efforts financing efforts. If we are unable to either obtain financing from external sources or generate internal liquidity from anticipated future operations, we may need to curtail operations.

ITEM 3. CONTROLS AND PROCEDURES.

Based on the evaluation conducted by R. Greg Smith, both the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as of a date within 90 days of the filing date of this quarterly report ("Evaluation Date"), of the effectiveness of the Company's disclosure controls and procedures, R. Greg Smith concluded that, as of the Evaluation Date, (1) there were no significant deficiencies or material weaknesses in the Company's disclosure controls and procedures, (2) there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date and (3) no corrective actions were required to be taken.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The legal proceedings previously disclosed in the Company's Form 10-QSB for the period ended March 31, 2004 were assumed by FCI in accordance with the terms set forth in the "Asset and Liability Contribution Agreement" filed as Exhibit 10.5 with the Company's 10-QSB filing for the quarter ended March 31, 2004; filed on May 17, 2004.

ITEM 2. CHANGES IN SECURITIES.

None.

ITEM 3. DEFAULT IN SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

On August 14, 2004 the Company's Board of Directors appointed R. Greg Smith as Chief Executive Officer and Chief Financial Officer. In conjunction with the planned domicile change to the State of Nevada through a merger with a Nevada corporation and the resulting name change to ERF Wireless, Inc. to be effective on August 30, 2004, Mr. Smith will serve as the Company's Chief Executive Officer and Chief Financial Officer and was appointed to the Company's Board of Directors on August 19, 2004. ERF Wireless, Inc. entered into an Executive Employment Agreement with Mr. Smith on August 1, 2004.

Mr. Smith's professional background includes some 24 years of demonstrated executive management experience, including 10 years experience as CFO of publicly traded companies. His background also includes extensive experience in managing corporate financing activities for both public and private companies including an Initial Public Offering via an SEC S-1 Registration Statement, a Registered Rescission Offering under an SEC SB-2 Registration Statement, and numerous follow-on registrations via SEC S-3 Registration Statements as well as numerous preferred stock and bond offerings. Mr. Smith's background also includes substantial restructuring and turnaround experience in addition to mergers and acquisitions and Sarbanes-Oxley Compliance.

Mr. Smith joined ERF Wireless, Inc. on August 1, 2004 as Chief Financial Officer and initially also as Chief Executive Officer, until the Board of Directors elects to fill the position of CEO. Additionally, Mr. Smith will be elected to the ERF Wireless, Inc. Board of Directors for a one-year term concurrent with his contract effective date of August 1, 2004. Mr. Smith will spend the majority of his time and efforts on the public company aspects of the business, including public filings, private equity financings, acquisitions, and the building of the public company image of the company with the intent of achieving a listing on a national exchange within a reasonable time; while the day-to-day operational details of the Company will continue to be run by the Company's President.

Mr. Smith, most recently, was employed by Eagle Broadband, Inc., where he was recruited to assist in the restructure of numerous Eagle subsidiaries. Mr. Smith, served in dual roles as CFO and as CEO of certain Eagle subsidiaries from early 2002, and played a key role in reducing certain subsidiaries EBITDA burn rates as Eagle has shifted its focus away from low margin product fulfillment and commercial cabling to higher margin bundled digital services, convergent set-top boxes and satellite-based communications platforms. Mr. Smith was also responsible for Eagle's SEC reporting, Sarbanes-Oxley Compliance and recently led Eagle's finance and accounting staff in the completion of a routine, but comprehensive SEC review process of the Eagles' S-3 registration statement and ancillary public filings over the last seven months.

Prior to Eagle, Mr. Smith spent 13 years in various corporate finance functions including as CFO in the healthcare informatics market with ADAC Healthcare Information Systems, Inc. and predecessor entities. While at ADAC, Mr. Smith's gained extensive experience in directing restructurings and turnarounds as well as completing numerous mergers and acquisitions. During 1994 - 1998, Mr. Smith anchored the lead role in completing the acquisition of DuPont's radiology information systems business and integrating ADAC's other radiology business units, resulting in a market leadership position. During the same time period, Mr. Smith led the restructuring team through a strategic partnership, resulting in the merger of two publicly traded healthcare companies and played a key role as Chief Restructuring Officer in the direction of a turnaround of the combined healthcare company from a $5 million EBITDA loss in 1995 to a $4 million EBITDA profit in 1998. While serving as CFO of ADAC Healthcare Information Systems, Inc., ADAC was selected as the first healthcare company to achieve the Malcolm Baldrige National Quality Award in 1996.

Following his successful career at ADAC and prior to joining Eagle Broadband, Inc., Mr. Smith was recruited to lead the restructuring of a privately-held electronic messaging company, improving gross margins from 9% to 46% from 1998-2000. Mr. Smith's primary role was in leading the completion a complex SEC registered rescission offering in late 1999 and early 2000 to overcome a $16 million SEC rescission liability that was created by the founder of the business and prior management by integrating several private placements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

EXHIBIT NO.             IDENTIFICATION OF EXHIBIT

Exhibit 10.1            R. Greg Smith Employment Agreement

Exhibit 31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification of the Chief Executive Officer and Chief Financial Officer of Fleetclean Systems, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(b)      REPORTS ON FORM 8-K

The following current reports on Form 8-K were filed during the three months ended June 30, 2004.

A report on Form 8-K, announcing information under Items 1, 2 and 5 of the report, was filed on May 28, 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fleetclean Systems, Inc.

Date:    August 20, 2004

By:      /s/ R. Greg Smith
         -----------------
         R. Greg Smith,
         Chief Executive Officer and Chief Financial Officer