Form 10QSB
period 2004-09-30
ERF Wireless, Inc.
filed 2004-11-22
CIK 1020646

                 UNITED STATES SECURITIES AND EXCHANGE COMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 000-27467

                               ERF WIRELESS, INC.

              Exact name of Registrant as specified in its charter

            NEVADA                                         76-0196431
    State of Incorporation                    IRS Employer Identification Number

                      2911 South Shore Boulevard, Suite 100
                            League City, Texas 77573
                                  281-538-2101
           Address and telephone number of principal executive offices

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes [X]  No [ ].

The number of shares of common stock of the Registrant outstanding at October 31, 2004 was 4,486,761.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        ERF WIRELESS, INC. AND SUBSIDIARY
                                  BALANCE SHEET
                               September 30, 2004
                                   (unaudited)
                       ($ in thousands except share data)

                                    ASSETS
Current assets:
  Cash                                                                $       4
  Securities available for sale                                               6
  Accounts Receivable, net                                                   39
  Inventories                                                                37
  Prepaid Expenses and Other                                                  6
                                                                      ----------
    Total current assets                                                     92
                                                                      ----------

Property and Equipment:
  Operating Equipment                                                        70
  Less:  Accumulated Depreciation                                           (11)
                                                                      ----------
    Total Property and Equipment                                             59
                                                                      ----------

                                                                      ----------
                                         Total Assets                 $     151
                                                                      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                    $      34
  Deferred revenue                                                           24
  Accrued expenses and other liabilities                                     26
                                                                      ----------
    Total current liabilities                                                84
                                                                      ----------

Commitments

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 475,000,000 shares authorized,
  4,486,761 shares issued and outstanding                                     4
Preferred Stock, $.01 par value, 25,000,000
  shares authorized, 1,805,525 shares issued and outstanding                  2
Additional paid in capital                                                  958
Accumulated deficit                                                        (896)
Accumulated Comprehensive Income (Loss)                                      (1)
                                                                      ----------
  Total Stockholders' Equity                                                 67
                                                                      ----------

                                                                      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $     151
                                                                      ==========


                                       ERF WIRELESS, INC. AND SUBSIDIARY
                                           STATEMENTS OF OPERATIONS
                            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                                  (unaudited)
                             ($ in thousands except share data and loss per share)

                                                Three months      Three months     Nine months       Nine months
                                                   Ended             Ended            Ended             Ended
                                                   2004              2003             2004               2003
                                                ------------------------------     ------------------------------
Net sales                                       $        81       $        --      $       233       $        --
Cost of goods sold                                       24                --               66                --
                                                ------------------------------     ------------------------------
Gross profit                                             57                --              167                --
                                                ------------------------------     ------------------------------
Operating expenses:
  Selling, general and administrative                   249                --              527                --
  Depreciation and amortization                           3                --                9                --
                                                ------------------------------     ------------------------------
Total Operating expenses                                252                --              536                --
                                                ------------------------------     ------------------------------

Loss from operations                                   (195)               --             (369)               --
                                                ------------------------------     ------------------------------
Other income (expense):
  Interest expense                                       --                --               --                --
  Other income (expense)                                 --                --               --                --
                                                ------------------------------     ------------------------------
                                                         --                --               --                --
                                                ------------------------------     ------------------------------

Net loss                                               (195)               --             (369)               --
                                                ------------------------------     ------------------------------

Other Comprehensive Loss:
  Unrealized Holding Gain / (Loss)                       (1)               --               (1)               --
                                                ------------------------------     ------------------------------
Other Comprehensive Loss                               (196)               --             (370)               --
                                                ------------------------------     ------------------------------

Deemed dividend related to beneficial
conversion feature of preferred stock                   487                --              487                --
                                                ------------------------------     ------------------------------

Net loss applicable to common shareholders      $      (683)      $        --      $      (857)      $        --
                                                ------------------------------     ------------------------------

Net income (loss) per share:
  Basic                                         ($     0.64)      $         --     ($     0.84)      $        --
                                                ===============================    ==============================
  Diluted                                       ($     0.64)      $         --     ($     0.84)      $        --
                                                ===============================    ==============================

Weighted average shares outstanding:
  Basic and diluted                               1,070,644                --        1,023,720                --
                                                ------------------------------     ------------------------------


                                  ERF WIRELESS, INC. AND SUBSIDIARY
                                      STATEMENTS OF CASH FLOWS
                            NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                             (unaudited)
                                          ($ in thousands)

                                                                                  2004        2003
                                                                                 ------      ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                                       $(369)      $  --
    Adjustments to reconcile net loss to cash used in operating activities:
      Depreciation and amortization                                                  9          --
Changes in operating assets and liabilities:
  Accounts receivable                                                              (34)         --
  Inventory                                                                        (37)         --
  Prepaid expenses and other assets                                                  3          --
  Accounts payable and accrued expenses                                              4          --
                                                                                 ------      ------
NET CASH USED IN OPERATING ACTIVITIES                                             (424)         --
                                                                                 ------      ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                               (15)         --
                                                                                 ------      ------
NET CASH USED IN INVESTING ACTIVITIES                                              (15)         --
                                                                                 ------      ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from advances                                                           434          --
                                                                                 ------      ------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          434          --
                                                                                 ------      ------
NET DECREASE IN CASH                                                                (5)         --
                                                                                 ------      ------
Cash, beginning of period                                                            9          --
                                                                                 ------      ------
Cash, end of period                                                              $   4       $   0
                                                                                 ======      ======

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                                    $   0       $  --
                                                                                 ======      ======
Income taxes paid                                                                $  --       $  --
                                                                                 ======      ======

NONCASH TRANSACTIONS:
Issuance of common stock for relief of liabilities in
connection with recaptialization                                                 $  11       $  --
                                                                                 ======      ======
Issuance of common stock for convertible preferred stock                         $   3       $  --
                                                                                 ======      ======
Issuance of convertible preferred stock for advances                             $ 487       $  --
                                                                                 ======      ======

                        ERF WIRELESS, INC. AND SUBSIDIARY
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

NATURE OF THE COMPANY

ERF Wireless, Inc. (the Company), a fully reporting public company trading on the Nasdaq OTC Electronic Bulletin Board exchange under the symbol "ERFW.OB", provides wireless communications products and services on a nationwide basis; including the Company's core focus of providing reliable, high-speed wireless broadband internet services. Through its three operating divisions, the Company provides solutions and services to different segments of the wireless industry. The Company's Wireless Broadband Division provides wireless broadband products and services and is in the early stages of building or acquiring a seamless wireless broadband network throughout North America to serve private entities, cities, municipalities and the general public. The Company's Paging Hardware Division provides paging infrastructure equipment while the Company's Contact Wireless Division provides retail cellular and paging products and services.

During the quarter ended September 30, 2004, the stockholders of Fleetclean Systems, Inc., the Company's predecessor, voted in favor of a 75:1 reverse stock split of the common stock, to change the corporation's domicile from Texas to Nevada and to change the name of the corporation to ERF Wireless, Inc. The reverse split, domicile change and name change became effective September 20, 2004, upon which the Company's common stock began trading under the new ticker symbol of ERFW on the Nasdaq OTC Electronic Bulletin Board.

On September 30, 2004, the Company entered into a Stock Purchase Agreement with four individuals that owned 100% of the outstanding capital stock of Eagle R. F. International, Inc., a Texas corporation. Eagle R.F. International, Inc. now operates as a wholly owned subsidiary of the Company. For accounting purposes, the Company will account for the transaction as a reverse acquisition and the subsidiary will be the surviving entity. Hereinafter, all references to the Company include the operations and financial condition of ERF Wireless, Inc. and its subsidiaries.

BASIS OF ACCOUNTING

The Company maintains its accounts on the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America. The accompanying unaudited interim financial statements of ERF Wireless, Inc. and its wholly-owned subsidiary Eagle R.F. International, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the Company's Form 8-K filed with the Securities and Exchange Commission on May 28, 2004, the Company's Form 10-QSB filed on August 20, 2004, the Company's Form 8-K filed on October 1, 2004 and the Company's Form 8-K filed on October 15, 2004. The Company will file the historical financial statements of ERF Wireless, Inc. as of December 31, 2003 and the two years then ended in Form 8-K/A. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and all highly liquid financial instruments with purchased maturities of three months or less.

SECURITIES AVAILABLE FOR SALE

The Company holds minority equity investments in companies having operations or technology in areas within the Company's strategic focus. The Company applies the equity method of accounting for minority investments when the Company has the ability to exert significant influence over the operating and financial policies of an investee. In the absence of such ability, the Company accounts for these minority investments under the cost method. Certain investments carry restrictions on immediate disposition. Investments in public companies (excluding those accounted for under the equity method) with restrictions of less than one year are classified as available-for-sale and are adjusted to their fair market value with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive income. Upon disposition of these investments, the specific identification method is used to determine the cost basis in computing realized gains or losses, which are reported in other income and expense. Declines in value that are judged to be other than temporary are reported in other comprehensive income and expense.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Earnings are charged with a provision for doubtful accounts based on a current review of collectibility of accounts receivable. Accounts deemed uncollectible are applied against the allowance for doubtful accounts.

INVENTORIES

Inventories consist of wireless and telephony products and related accessories and are stated at the lower of cost, determined by average cost method, or market.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Depreciation is computed by applying the straight-line method over the estimated useful lives which are generally three to seven years.

REVENUE RECOGNITION

The Company's revenue is generated primarily from the sale of wireless communications products and services on a nationwide basis; including providing reliable, high-speed wireless broadband internet services. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable.

The Company recognizes product sales generally at the time the product is shipped. Concurrent with the recognition of revenue, the Company provides for the estimated cost of product warranties and reduces revenue for estimated product returns. Sales incentives are generally classified as a reduction of revenue and are recognized at the later of when revenue is recognized or when the incentive is offered. Shipping and handling costs are included in cost of goods sold.

The Company's suppliers generally warrant the products distributed by the Company and allow returns of defective products, including those that have been returned to the Company by its customers. The Company does not independently warrant the products that it distributes, but it does provide warranty services on behalf of the supplier.

INCOME TAXES

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as all changes in shareholders' equity, exclusive of transactions with owners, such as capital instruments. Comprehensive income (loss) includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, changes in market value of certain investments in securities and certain changes in minimum pension liabilities.

BENEFICIAL CONVERSION

Equity instruments that contain a beneficial conversion feature are recorded as a deemed dividend to the holders of the convertible equity instruments. The deemed dividend associated with the beneficial conversion is calculated as the difference between the fair value of the underlying common stock less the proceeds that have been received for the equity instrument; limited to the value received. The beneficial conversion amount is recorded as a reduction on the carrying value of the equity instrument and an increase to additional paid-in-capital.

BASIC LOSS PER SHARE

The Company is required to provide basic and dilutive earnings (loss) per common share information.

The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods ended September 2003 and 2004, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period. In a reverse merger, the weighted average shares outstanding utilized in the computation of loss per share are being adjusted to give effect as if the September 2004 combination of ERF Wireless, Inc. and Eagle R.F. International, Inc. had occurred as of the beginning of the year, similar to a stock split. For the periods presented prior to the combination the weighted average shares outstanding have not been adjusted to reflect the recapitalization as of the earliest period presented.

RECENT ACCOUNTING PRONOUNCEMENTS:

In January 2003, the Financial Accounting Standards Board ("FASB") issued interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities." Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. Certain provisions of FIN 46 became effective during the quarter ended March 31, 2004, the adoption of which did not have a material impact on the financial position, cash flows or results of operations of the Company.

In March 2004, the FASB issued a proposed Statement, "Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95," that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using the intrinsic method that the Company currently uses and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of operations. The effective date of the proposed standard is for periods beginning after June 15, 2005. It is expected that the final standard will be issued before December 31, 2004 and should it be finalized in its current form, it will have a significant impact on the consolidated statement of operations as the Company will be required to expense the fair value of stock option grants and stock purchases under employee stock purchase plan.

In April 2004, the Emerging Issues Task Force ("EITF") issued Statement No. 03-06 "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share" ("EITF 03-06"). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 became effective during the quarter ended June 30, 2004, the adoption of which did not have an impact on the calculation of earnings per share of the Company.

In July 2004, the EITF issued a draft abstract for EITF Issue No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" ("EITF 04-08"). EITF 04-08 reflects the Task Force's tentative conclusion that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. If adopted, the consensus reached by the Task Force in this Issue will be effective for reporting periods ending after December 15, 2004. Prior period earnings per share amounts presented for comparative purposes would be required to be restated to conform to this consensus and the Company would be required to include the shares issuable upon the conversion of the Notes in the diluted earnings per share computation for all periods during which the Notes are outstanding. Since the first quarter of 2004, the Company has included the shares issuable upon conversion of the Notes in its computation of diluted earnings per share.

In September 2004, the EITF delayed the effective date for the recognition and measurement guidance previously discussed under EITF Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-01") as included in paragraphs 10-20 of the proposed statement. The proposed statement will clarify the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method. Currently, there would be no effect of this proposed statement on its financial position and results of operations.

NOTE 2 - CHANGE IN CONTROL OF REGISTRANT

As previously reported in the Company's Form 8-K filed on May 28, 2004, Systom Trust Joint Venture, a Texas joint venture, ("STJV") purchased 10,783,492 shares of the common stock of Fleetclean Systems, Inc., a Texas corporation, the Company's predecessor, (the "Registrant") from Kenneth A. Phillips, Kathryn M. Phillips, Jarrod Phillips and Jay G. Phillips under a Stock Purchase Agreement dated May 15, 2004. Further, in connection with this previously reported restructuring, the Company created a subsidiary, Fleetclean Chemicals, Inc. ("FCI"), and transferred all assets and certain liabilities except certain "Retained Liabilities" that included the convertible debentures ($237,500) and certain amounts owed to professional service firms and related parties into this subsidiary; and entered into an acquisition agreement with the Company's former President, Kenneth A. Phillips to acquire FCI, a wholly owned subsidiary of the Company under an Acquisition Agreement. This restructuring transaction resulted in a change in control of Fleetclean Systems, Inc., a Texas corporation ("FLSY").

During the quarter ended September 30, 2004, the stockholders of Fleetclean Systems, Inc. voted in favor of a 75:1 reverse stock split of the common stock, to change the corporation's domicile from Texas to Nevada and to change the name of the corporation to ERF Wireless, Inc. The reverse split, domicile change and name change became effective September 20, 2004, upon which the Company's common stock began trading under the new ticker symbol of ERFW on the Nasdaq OTCBB.

NOTE 3 - REVERSE ACQUISITION AND DEBT CONVERSION

On September 30, 2004, the Company entered into a Stock Purchase Agreement with four individuals that owned 100% of the outstanding capital stock of Eagle R. F. International, Inc., a Texas corporation. The Company issued 1,000,000 shares of its $.001 par value common stock to these individuals as the Purchase Price in exchange for 100% of the capital stock of Eagle R.F. International. The transaction closed on September 30, 2004. Eagle R.F. International, Inc. operates as a wholly owned subsidiary of the Company. The acquired subsidiary operates a retail outlet in San Antonio, Texas and has a customer base of several thousand wireless customers in Texas, Oklahoma and Louisiana. The subsidiaries customer base consists of both narrowband and broadband wireless subscribers. As part of the transaction, the Company signed a Debt Conversion and Funding Agreement with the subsidiary's Investors. The Investors converted their existing debt and will provide the Company with additional cash during the next 90 days for up to 1,500,000 shares of Series A Convertible Preferred Stock (the "Series A"). The Company has 2,500,000 shares of Series A authorized of which 1,000,000 shares were issued and outstanding prior to the transaction. The Company will issue up to 1,500,000 shares of Series A to the Investors for $750,000 under the Debt Conversion and Funding Agreement. The Series A conversion feature allows each Series A share to convert into 18.676347 shares of common stock at the sole option of the holder following 65 day written notice of conversion to the Company. Accordingly, the Debt Conversion and Funding Agreement could cause the Company to issue an additional 28,014,521 shares of its common stock. At September 30, 2004, the Company was obligated to issue 974,285 shares of its Series A for the conversion of $487,142 in debt owed to the Investors by Eagle R. F. International, Inc. The Company recorded a deemed dividend on the beneficial conversion of the 974,285 shares of Series A Preferred Stock that was limited to the amount of consideration received totaling $487,142 in the quarter ended September 30, 2004.

For accounting purposes, the Company will account for the transaction as a reverse acquisition and the subsidiary will be the surviving entity.

NOTE 4 - PROPERTY AND EQUIPMENT:

Components of property, plant, and equipment, at September 30, 2004 are as follows:

     Equipment                                                     $     42,443
     Office Furniture and equipment                                       7,832
     Computer equipment                                                   3,725
     Vehicles                                                               750
     Leasehold improvements                                              15,660
                                                                   -------------
                                                                         70,410

     Less: accumulated depreciation and amortization                    (10,854)
                                                                   -------------
                                                                   $     59,556
                                                                   =============

Depreciation and amortization expense was $8,657 and $2,193 for the nine months ended September 30, 2004 and 2003, respectively.

NOTE 5 - CAPITAL STOCK

The total number of shares of stock of all classes which the Company shall have the authority to issue is Five Hundred Million (500,000,000), of which Twenty Five Million (25,000,000) shall be shares of Preferred Stock with a par value of $.001 per share ("Preferred Stock"), and Four Hundred Seventy Five Million (475,000,000) shall be shares of Common Stock with a par value of $.001 per share ("Common Stock").

Effective September 20, 2004 the Company completed its name change from Fleetclean Systems, Inc. to ERF Wireless, Inc., changed its corporate domicile from Texas to Nevada and affected a 1 for 75 reverse split so that 25,105,460 common shares prior to the split were converted into 334,949 shares of $.001 par value common stock. The reverse stock split has been applied retroactively to all periods presented. On October 12, 2004, the Company issued an additional 4,151,812 shares of its $.001 par value common stock based upon the two following events:

         o The Company issued 1,000,000 shares of its $.001 par value common stock to four individuals as the Purchase Price in exchange for 100% of the capital stock of Eagle R.F. International.
         o The Company issued an additional 3,151,812 shares of its $.001 par value common stock following conversion of 168,759.56 shares of Series A by Systom Trust Joint Venture.

As of October 31, 2004, upon completion of the share exchange process following the Company's 1 for 75 reverse split, the Company had 4,486,761 shares of its $.001 par value common stock issued and outstanding.

The Company has 2,500,000 shares of Series A authorized of which 1,805,525.44 shares were issued and outstanding following (1) the conversion of 168,759.56 shares discussed immediately above and (2) the issuance of 974,285 shares of Series A for the conversion of $487,142.33 in debt owed to Investors by Eagle R.
F. International, Inc. Moreover, the Investors can acquire up to 525,715 additional shares of Series A under the Debt Conversion and Funding Agreement at $.50 per share of Series A. The Series A preferred stock is convertible at holders' option at one preferred share for 18.676347 shares common stock and has a 2:1 liquidation preference and each preferred share has 20 votes. Accordingly, the Debt Conversion and Funding Agreement could cause the Company to issue an additional 28,014,521 shares of its common stock.

NOTE 6 - INVESTOR ADVANCES

During the fourth quarter of 2003 and the nine-month period ended September 30, 2004, the Company received advances from certain Investors to finance its operating and working capital needs. The advances are unsecured, bear no interest and are classified as long-term investor advances until such time as when they are converted into equity pursuant to the Debt Conversion and Funding Agreement dated September 30, 2004. The Investors converted their existing debt outstanding as of September 30, 2004 and agreed to provide the Company with additional cash during the next 90 days for 1,500,000 shares of Series A Convertible Preferred Stock (the "Series A"). The Company will issue an aggregate 1,500,000 shares of Series A to the Investors for $750,000 in aggregate proceeds under the Debt Conversion and Funding Agreement.

NOTE 7 - INCOME TAXES

The Company has had losses since inception and therefore has no income tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $1,762,000 at September 30, 2004, and will expire in various years through 2024.

Deferred income taxes consist of the following at September 30, 2004:

Long-term:
    Deferred tax assets                                     $           617,000
    Valuation allowance                                                (617,000)
                                                            --------------------
                                                            $                 -
                                                            ====================

NOTE 8 - COMMITMENTS:

LEASES AND LICENSE AGREEMENTS

For the nine months ending September 30, 2004, and September 30, 2003, rental expenses of approximately $49,000 and $0 respectively, were incurred.

The Company leases approximately 11,137 square feet of office space consisting of 8,860 square feet at 103 Courageous Drive as its primary operations and 2,277 square feet at 2911 South Shore Blvd. as its primary corporate headquarters office lease space in League City, Texas. The office space lease is with South Shore Habor Development, Ltd., with initial base rent monthly payments during month 1 - 36 of $8,464, escalating to $9,145 for months 37 - 60. The lease commenced on October 18, 2004 and expires on August 31, 2009.

The Company leases approximately 1,552 square feet of office space at 8521-1 Blanco Road, San Antonio, Texas for its initial Contact Wireless Division retail outlet. The office space lease is with Weingarten Realty Investors with initial base rent monthly payments during year one of $1940, escalating to $1,998 for year 2 and then to $2,056 for year 3. The lease commenced on February 24, 2004 and expires in February 2007.

The Company leases approximately 408 square feet of office space at 100 Taylor Street, San Antonio, Texas for its Contact Wireless Division. The office space lease is with Taylor Street Ventures, LP with initial base rent monthly payments of $535. The lease commenced on June 1, 2002 and expires on May 31, 2005.

The Company has a transmitter sharing agreement with Metrocall for use of shared sites in Boerne, Devine, Hondo, New Braunfels and San Antonio, Texas. The agreement requires monthly payments of $1,665.

The Company has a license agreement with American Towers for use of their Sequin (Geronimo), TX tower site. The license agreement expires on May 31, 2007 and requires monthly payments of $575.

The Company has a license agreement with Pinnacle Towers for use of their New Braunfels, Texas FM 306 tower site. The license agreement expires on October 31, 2006 and requires monthly payments of $650.

Future obligations under the non-cancelable lease terms areas follows:

          Period Ending December 31,             Amount
                                            -------------
                    2004                     $   41,490
                    2005                        138,783
                    2006                        132,633
                    2007                        108,410
                    2008                        109,745
                    2009                        109,745
                                            -------------
                   Total                     $  640,806
                                            =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This discussion and analysis as of September 30, 2004 and for the nine-month periods ended September 30, 2004 and 2003 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2004, Compared to the Three and Nine Months Ended September 30, 2003

The following table sets forth summarized consolidated financial information for the three and nine months ended September 30, 2004, and September 30, 2003:


CONDENSED FINANCIAL INFORMATION
                                          Three Months Ended                 Nine Months Ended
                                            September 30,                      September 30,
                                 ----------------------------------------------------------------------

($ in thousands)                    2004       2003      $ Change     2004        2003      $ Change
                                    ----       ----      --------     ----        ----      --------

Total Sales                              81           0         81         233           0         233
Cost of Goods Sold                       24           0         24          66           0          66
                                 ----------------------------------------------------------------------
Gross Profit                             57           0         57         167           0         167
                                 ----------------------------------------------------------------------
   % of Total Sales                     70%    -NA-            70%         72%    -NA-             72%
Operating Expenses                      252           0        252         536           0         536
                                 ----------------------------------------------------------------------
Loss from Operations                   -195           0       -195        -369           0        -369
                                 ----------------------------------------------------------------------
Other Income (Expense)                    0           0          0           0           0           0
                                 ----------------------------------------------------------------------
Net Loss                               -195           0       -195        -369           0        -369
                                 ======================================================================
Unrealized Holding Loss                  -1           0         -1          -1           0          -1
                                 ----------------------------------------------------------------------
Other Comprehensive Loss               -196           0       -196        -370           0        -370
                                 ======================================================================

OVERVIEW

During the third quarter ended September 30, 2004, the Company's Board of Directors implemented a restructuring that included the following components:

         o The appointment of R. Greg Smith as Chief Executive Officer and Chief Financial Officer and appointment to Registrant's board of directors.
         o        The change of the Company's name to ERF Wireless, Inc.
         o The change of the Company's corporate domicile from Texas to Nevada.
         o The implementation of a reverse split of its $.01 par value common stock whereby every seventy five (75) shares of common stock which were issued and outstanding were automatically converted into one (1) share of common stock; provided, however, that the Company shall issue one (1) full share of common stock to its stockholders for any fractional interest remaining after conversion of all outstanding shares pursuant thereto.
         o The acquisition and integration of Eagle R.F. International, Inc., a Texas corporation, operating as a wholly owned subsidiary of the Company with a retail outlet in San Antonio, Texas and a customer base of several thousand wireless customers in Texas, Oklahoma and Louisiana consisting of both narrowband and broadband wireless subscribers, and
         o The completion of a Debt Conversion and Funding Agreement dated September 30, 2004, which provided for certain Investors converting their existing debt outstanding as of September 30, 2004 and an agreement to provide the Company with additional cash during the next 90 days for 1,500,000 shares of Series A Convertible Preferred Stock (the "Series A"). The Company will issue an aggregate 1,500,000 shares of Series A to the Investors for $750,000 in aggregate proceeds under the Debt Conversion and Funding Agreement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

GENERAL

The Company's revenue is generated primarily from the sale of wireless communications products and services on a nationwide basis; including providing reliable, high-speed wireless broadband internet services. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable.

The Company recognizes product sales generally at the time the product is shipped. Concurrent with the recognition of revenue, the Company provides for the estimated cost of product warranties and reduces revenue for estimated product returns. Sales incentives are generally classified as a reduction of revenue and are recognized at the later of when revenue is recognized or when the incentive is offered. Shipping and handling costs are included in cost of goods sold.

The Company's suppliers generally warrant the products distributed by the Company and allow returns of defective products, including those that have been returned to the Company by its customers. The Company does not independently warrant the products that it distributes, but it does provide warranty services on behalf of the supplier.

The Company did not have any ongoing business operations for the predecessor entity, Fleetclean Systems, Inc., for the quarter ended September 30, 2004, given that the Company transferred and sold all assets and certain liabilities in the acquisition agreement with the Company's former President, Kenneth A. Phillips, and accordingly its Critical Account Policies and Estimates, comparative results, cash flows and discussion of liquidity and capital resources are thus limited in scope and content to the acquired operations of Eagle R. F. International, Inc via a reverse acquisition for accounting purposes, as discussed in Note 3 herein.

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003

REVENUES

The Company had revenues of $81,000 from ongoing operations for the three month period ended September 30, 2004 as compared to $0 for the three month period ended September 30, 2003. The Company had revenues of $233,000 for the nine month period ended September 30, 2004 as compared to $0 for the nine month period ended September 30, 2003. The increase in revenues for these respective periods was primarily attributable to the Company's subsidiary, Eagle R. F. International, Inc.'s acquisition of the Contact Wireless assets on October 1, 2003, now operated as the Company's Contact Wireless Division, as compared to not having operations in prior periods. The Contact Wireless assets acquired consisted primarily of transmitters, transmitter site licenses and sharing agreements, switches, paging interconnection agreements, and general office equipment and furnishings.

COST OF GOODS SOLD

The Company had cost of goods sold of $24,000 from ongoing operations for the three month period ended September 30, 2004 as compared to $0 for the three month period ended September 30, 2003. The Company had cost of goods sold of $66,000 for the nine month period ended September 30, 2004 as compared to $0 for the nine month period ended September 30, 2003. The increase in cost of goods sold for these respective periods was primarily attributable to the Company's subsidiary, Eagle R. F. International, Inc.'s acquisition of the Contact Wireless assets October 1, 2003, now operated as the Company's Contact Wireless Division, as compared to not having operations in prior periods.

OPERATING EXPENSES

With respect to the Company's ongoing business operations, the Company reported operating expenses totaling $252,000 and $536,000 for the three and nine months ended September 30, 2004, respectively as compared to $0 and $0 for the three and nine months ended September 30, 2003. The increase in operating expenses for these respective periods was primarily attributable to the Company's subsidiary, Eagle R. F. International, Inc.'s acquisition of the Contact Wireless assets on October 1, 2003, now operated as the Company's Contact Wireless Division, as compared to not having operations in prior periods.

The Company's operating expenses for the three month period ended September 30, 2004 was primarily attributable to selling, general and administrative costs including personnel related costs, legal, accounting and other professional costs incurred in connection with the Company's ongoing operations and the implementation of the restructuring discussed in the Management's Discussion and Analysis "Overview" herein.

The Company had net interest expense of $0 and $0 for the three month periods ended September 30, 2004 and September 30, 2003 and $0 and $0 for the nine month periods ended September 30, 2004 and September 30, 2003.

NET LOSS

For the three months ended September 30, 2004, our net loss was $195,000 compared to a net loss of $0 for the three months ended September 30, 2003. For the nine months ended September 30, 2004, our net loss was $369,000 compared to a loss of $0 for the nine months ended September 30, 2003. The increase in loss for the three and nine months ended September 30, 2004 as compared to the three and nine months ended September 30, 2003 was attributable to the factors discussed immediately above.

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS

For the three months ended September 30, 2004, our net loss applicable to common shareholders was $683,000 compared to a net loss of $0 for the three months ended September 30, 2003. For the nine months ended September 30, 2004, our net loss was $857,000 compared to a loss of $0 for the nine months ended September 30, 2003. The Company's Net Loss Applicable to Common Shareholders included a deemed dividend on the beneficial conversion of the 974,285 shares of Series A Preferred Stock that was limited to the amount of consideration received totaling $487,142.33 in the quarter ended September 30, 2004.

CASH FLOWS

Our operating activities for ongoing operations used net cash of $424,000 in the nine months ended September 30, 2004 as compared to using $0 in the nine month period ended September 30, 2003. Net cash used by operating activities in the nine months ended September 30, 2004 resulted primarily from the net operating losses of $369,000 for the operating period combined with an increase in funds used for working capital requirements of $55,000.

Our investing activities used net cash of $15,000 in the nine months ended September 30, 2004 compared to $0 of cash used in the nine months ended September 30, 2003. The cash used is attributable to the acquisition of operating assets during the nine months ended September 30, 2004.

Our financing activities provided net cash of $434,000 in the nine months ended September 30, 2004 compared to $0 of cash provided in the nine months ended September 30, 2003. The cash provided in the nine months ended September 30, 2004 was primarily associated with the Investor Advances discussed in Note 5 herein that were converted to equity on September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, we had cash of $4,000 and working capital of $8,000. Additionally, the Company had Securities available for sale totaling $6,000 at September 30, 2004.

The Company's current cash and cash equivalents, including net proceeds received during the quarter ended September 30, 2004, will not be sufficient to fund anticipated operations for the next twelve months. As a component of the restructuring discussed in the Notes to the consolidated financial statements included herewith, the Company signed a Debt Conversion and Funding Agreement with the subsidiaries Investors. The Investors converted their existing debt and will provide the Company with additional cash during the next 90 days for 1,500,000 shares of Series A Convertible Preferred Stock (the "Series A").

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

ITEM 3. CONTROLS AND PROCEDURES.

Based on the evaluation of the Company's disclosure controls and procedures by
R. Greg Smith, both the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the Company, as of a date within 90 days of the filing date of this quarterly report, such officer has concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES.

Effective September 20, 2004, the Company changed its corporate domicile from Texas to Nevada, changed its corporate name from Fleetclean Systems, Inc. to ERF Wireless, Inc. and implemented a 75:1 reverse split of its common stock so that every 75 shares of issued and outstanding common stock were automatically converted at the effective time into 1 share of its $.001 par value common stock. The Company issued one (1) full share of its $.001 par value common stock to its stockholders for any fractional interest remaining after conversion of all outstanding shares.

ITEM 3. DEFAULT IN SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On August 2, 2004, the Company filed a Definitive Information Statement on
Schedule 14C with the Securities and Exchange Commission and mailed the Information Statement to all stockholders of record on July 30, 2004. The Information Statement advised the stockholders that the holder or holders of shares having not less than the minimum number of votes that would be necessary to take action at any annual or special meeting of shareholders of the Company intended to take certain action without a meeting, without further notice, and without a vote. Thereafter, on August 30, 2004, the holders of shares having not less than the minimum number of votes that would be necessary to take action at any annual or special meeting of shareholders of the Company passed the following resolutions.

1. Approve, ratify and confirm the sale of Fleetclean Chemicals, Inc. to Kenneth
A. Phillips under that certain Acquisition Agreement between Kenneth A. Phillips and the Company.

2. Elect H. Dean Cubley to serve as a director of the Company until his successor(s) are elected and qualify.

3. Approve, ratify and confirm the conversion of the Company's outstanding Debentures into common stock, subject to the reverse split and change in domicile described below.

4. On the Effective Date, the Company shall amend its Articles of Incorporation to cause a reverse split of the Company's $.01 par value common stock whereby every seventy five (75) shares of common stock which are issued and outstanding are automatically converted into one (1) share of $.01 par value common stock; provided, however, that the Company shall issue one (1) full share of $.01 par value common stock to its stockholders for any fractional interest remaining after conversion of all outstanding shares pursuant hereto.

5. Promptly following the Effective Date, the Company shall change the Company's domicile to the State of Nevada through a merger with a Nevada corporation and thereafter the Company's name shall be ERF Wireless, Inc.

Subsequent to August 30, 2004, the Company's officers and directors took the actions to implement the foregoing resolutions of the stockholders.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

EXHIBIT NO.                  IDENTIFICATION OF EXHIBIT

Exhibit 2.1 Agreement and Plan of Merger between Fleetclean Systems, Inc. and ERF Wireless, Inc.
Exhibit 2.2    Articles of Merger
Exhibit 3.1    Articles of incorporation of ERF Wireless, Inc.
Exhibit 3.1.1 Certificate of Amendment to Articles of incorporation of ERF Wireless, Inc.
Exhibit 3.2    Bylaws of ERF Wireless, Inc.
Exhibit 4.1    Designation of Preferences

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

The following current reports on Form 8-K were filed during the three months ended September 30, 2004.

A report on Form 8-K, announcing information under Items 4 and 7 of the report, was filed on August 20, 2004 and amended to reference information under Items
4.01 and Item 9.01 on September 29, 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ERF Wireless, Inc.

Date:       November 22, 2004

By:         / s / R. Greg Smith
            -------------------
            R. Greg Smith,
            Chief Executive Officer and Chief Financial Officer
            (Principal Executive Officer and Principal Financial
            and Accounting Officer)