Form 10KSB
period 2004-12-31
ERF Wireless, Inc.
filed 2005-04-15
CIK 1020646

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB


                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2004

                        COMMISSION FILE NUMBER 000-27467

                               ERF WIRELESS, INC.
                               ------------------
               (Exact name of registrant as specified in charter)


               NEVADA                                        76-0196431
              ----------                                     ----------
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification No.)


2911 SOUTH SHORE BLVD., SUITE 100 LEAGUE CITY, TEXAS            77573
------------------------------------------------------          -----
       (Address of principal executive offices)               (Zip Code)


                                 (281) 538-2101
                                 --------------
              (Registrant's telephone number, including area code)


Securities registered under Section 12(b) of the Exchange Act:

         None.

Securities registered under Section 12(g) of the Exchange Act:

         $.001 par value Common Stock.

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         ERF Wireless, Inc.'s revenue for its most recent fiscal year was $325,000.

         As of March 31, 2005 the aggregate market value of the shares of common stock held by non-affiliates (based on the closing price of $3.99 per share for the common stock as quoted on that date) was approximately $17,415,000.

         As of March 31, 2005, the Company had outstanding 4,567,235 shares of its $.001 par value common stock.

Transitional Small Business Disclosure Format (check one): Yes [X] No [ ]

                                           TABLE OF CONTENTS


ITEM NUMBER       CAPTION                                                                         PAGE


PART I
------
Item 1.           Description of Business                                                           3

Item 2.           Description of Property                                                           6

Item 3.           Legal Proceedings                                                                 6

Item 4.           Submission of Matters to a Vote of Security Holders                               6


PART II
-------

Item 5.           Market for Common Equity, Related Stockholder Matters and
                  Small Business Issuer Purchases of Equity Securities                              7

Item 6.           Management's Discussion and Analysis or Plan of Operations                        9

Item 7.           Financial Statements                                                              14

Item 8.           Changes in and Disagreements with Accountants on Accounting
                  And Financial Disclosure                                                          26

Item 8A.          Controls and Procedures                                                           26

Item 8B.          Other Information                                                                 26


PART III
--------

Item 9.           Directors and Executive Officers of the Registrant                                26

Item 10.          Executive Compensation                                                            28

Item 11.          Security Ownership of Certain Beneficial Owners and Management
                  and Related Stockholder Matters                                                   30

Item 12.          Certain Relationships and Related Transactions                                    31

Item 13.          Exhibits                                                                          31

Item 14.          Principal Accountant Fees and Services                                            31


                                                  2

                           FORWARD LOOKING STATEMENTS

         Except for the historical information and discussions contained herein, statements contained in this Annual Report on Form 10-KSB may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed elsewhere in the company's filings with the U.S. Securities and Exchange Commission (SEC) The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding our business. This Annual Report on Form 10-KSB includes forward-looking statements about our business including, but not limited to, the level of our expenditures and savings for various expense items and our liquidity in future periods. We may identify these statements by the use of words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "plan," "potential," "predict," "project," "should," "will," "would" and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law. Our actual results could differ materially from those anticipated in these forward-looking statements.

ITEM 1. DESCRIPTION OF BUSINESS.

THE COMPANY

         ERF Wireless, Inc. ("We", "ERF" or the "Company"), are a fully reporting public company trading on the Nasdaq OTC Electronic Bulletin Board under the symbol "ERFW.OB". We provide wireless communications products and services on a nationwide basis; including the Company's core focus of providing reliable, high-speed wireless broadband internet services. Through its three operating divisions, the Company provides solutions and services to different segments of the wireless industry. The Company's Wireless Broadband Division provides wireless broadband products and services and is in the early stages of building or acquiring a seamless wireless broadband network throughout North America to serve private entities, cities, municipalities and the general public. The Company's Paging Hardware Division provides paging infrastructure equipment while the Company's Contact Wireless Division provides retail cellular and paging products and services. Hereinafter, all references to the Company include the operations and financial condition of the Company and its operating divisions.

CORPORATE HISTORY

         The Company's predecessor, Fleetclean Systems, Inc., a Texas corporation, previously traded under the symbol of FLSY.OB. Systom Trust Joint Venture (STJV) gained control of Fleetclean on May 24, 2003 by purchasing 10,783,492 of its 25,105,460 common shares outstanding from the controlling stockholder and his family and 1,000,000 shares of newly issued Series A Convertible Preferred Stock directly from the corporation.

         The Company was incorporated in Nevada on June 4, 2004 for the purpose of accomplishing a merger with Fleetclean Systems, Inc, a Texas corporation. During the quarter ended September 30, 2004, the stockholders of Fleetclean Systems, Inc. voted in favor of a 75:1 reverse stock split of the common stock, to change the corporation's domicile from Texas to Nevada and to change the name of the corporation to ERF Wireless, Inc. The reverse split, reverse merger, domicile change and name change became effective September 20, 2004. Thereafter, the Company's common stock began trading under the new ticker symbol of ERFW on the Nasdaq OTC Electronic Bulletin Board.

         On September 30, 2004, the Company entered into a Stock Purchase Agreement with four persons (the "Sellers") that owned 100% of the outstanding capital stock of Eagle R. F. International, Inc., a Texas corporation. The Company issued 1,000,000 shares of its $.001 par value common stock to the Sellers as the Purchase Price in exchange for 100% of Eagle R. F. International's capital stock. The closing date was September 30, 2004 and the operations of Eagle R.F. International have been integrated into the Company. Accordingly, the Company operates a retail outlet in San Antonio, Texas and has a customer base of several thousand wireless customers in Texas, Oklahoma and Louisiana. The customer base consists of both narrowband and broadband wireless subscribers.

COMPETITION

         We compete for subscription revenues with multiple companies providing internet services on a nationwide bases, discount ISPs and smaller regional ISPs. We also compete with companies that provide internet access via narrowband and broadband technologies, such as Internet access providers, cable companies and telephone companies. Like us, other companies offer some of the same internet connectivity services to their customers.

         We face competition in developing technologies, and risks from potential new developments in distribution technologies and equipment in internet access. In particular, we face competition from developments in the following types of internet access distribution technologies or equipment: broadband distribution technologies used in cable Internet access services; advanced personal computer-based access services offered through DSL technologies offered by local telecommunications companies; other advanced digital services offered by wireless companies; television-based interactive services; personal digital assistants or handheld computers; and enhanced mobile phones. We must keep pace with these developments and also ensure that we either have comparable and compatible technology or access to distribution technologies developed or owned by third parties.

         The Company also contemplates that it will enter into the local and long distance telecommunications market with Voice over Internet Protocol, "VoIP" services. As we enter these markets, we will be entering a highly competitive industry dominated by large well funded incumbent providers. We are planning to target our local and long distance capabilities in the market where we are already providing wireless broadband internet services. Those markets are also characterized by competition that includes smaller regional telecommunications providers.

GOVERNMENTAL REGULATION.

         Our wireless Internet access products currently operate in unlicensed spectrum and we expect that such spectrum will remain unlicensed.

         We provide Internet access, in part, using telecommunications services provided by third-party carriers. Terms, conditions and prices for telecommunications services are subject to economic regulation by state and federal agencies. As an Internet access provider, we are not currently subject to direct economic regulation by the FCC or any state regulatory body, other than the type and scope of regulation that is applicable to businesses generally. In April 1998, the FCC reaffirmed that Internet access providers should be classified as unregulated "information service providers" rather than regulated "telecommunications providers" under the terms of the 1996 Act. As a result, we are not subject to federal regulations applicable to telephone companies and similar carriers merely because we provide our services using telecommunications services provided by third-party carriers. To date, no state has attempted to exercise economic regulation over Internet access providers.

         Governmental regulatory approaches and policies to Internet access providers and others that use the Internet to facilitate data and communication transmissions are continuing to develop and, in the future, we could be exposed to regulation by the FCC or other federal agencies or by state regulatory agencies or bodies. In this regard, the FCC has expressed an intention to consider whether to regulate providers of voice and fax services that employ the Internet, or IP, switching as "telecommunications providers", even though Internet access itself would not be regulated. The FCC is also considering whether providers of Internet-based telephone services should be required to contribute to the universal service fund, which subsidizes telephone service for rural and low income consumers, or should pay carrier access charges on the same basis as applicable to regulated telecommunications providers. To the extent that we engage in the provision of Internet or Internet protocol-based telephony or fax services, we may become subject to regulations promulgated by the FCC or states with respect to such activities. We cannot assure you that these regulations, if adopted, would not adversely affect our ability to offer certain enhanced business services in the future.

         Due to the increasing popularity and use of the Internet by broad segments of the population, it is possible that laws and regulations may be adopted with respect to the Internet pertaining to content of Web sites, privacy, pricing, encryption standards, consumer protection, electronic commerce, taxation, and copyright infringement and other intellectual property issues. No one is able to predict the effect, if any, that any future regulatory changes or developments may have on the demand for our Internet access or other Internet-related services. Changes in the regulatory environment relating to the Internet access industry, including the enactment of laws or promulgation of regulations that directly or indirectly affect the costs of telecommunications access or that increase the likelihood or scope of competition from national or regional telephone companies, could materially and adversely affect our business, operating results and financial condition.

         Our future telecommunications business is subject to regulations under both state and federal telecommunications laws which are fluid and rapidly changing. On the state level, rules and policies are set by each state's Public Utility Commission or Public Service Commission (collectively, PUC). At the federal level, the Federal Communication Commission (FCC), among other agencies, dictates the rules and policies which govern interstate communications providers. The FCC is also the main agency in charge of creating rules and regulations to implement the 1996 Telecommunications Act (the "1996 Act).

         The 1996 Act opened the local telecommunications markets to competition by mandating the elimination of many legal, regulatory, economic and operational barriers to competitive entry. These changes provide us with new opportunities to provide local telephone services on a more cost-effective basis.

         The FCC has granted direct broadcast satellite (DBS) and multi-channel, multi-point distribution service (MMDS) operator rights on a national basis similar to the mandatory access provided to franchise cable operators in some state and local jurisdictions. The FCC has adopted rules prohibiting homeowners associations, manufactured housing parks and state and local governments from imposing any restriction on a property owner that impairs the owner's installation, maintenance or use of DBS and MMDS antennas one meter or less in diameter or diagonal measurement. We do not believe our business will be significantly impacted by these rights.

EMPLOYEES

         As of March 31, 2005, we employ 14 full-time employees and 4 consultants. We have no collective bargaining agreements with our employees.

SECURITIES AND EXCHANGE COMMISSION

         The Company is required to file reports with the Securities and Exchange Commission, "SEC", pursuant to Section 13 or 15(d) of The Securities and Exchange Act of 1934. The Company routinely files reports with the SEC. The public may read and copy any materials filed to the SEC by the Company at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company's filings are submitted electronically and can be accessed via the SEC's website at (http://www.sec.gov).

COMPANY WEBSITE

         Information about the Company can be obtained by accessing the Company's website at (http://www.erfwireless.com).

THE MARKET AND BUSINESS STRATEGY EVOLUTION

         The market for broadband wireless product and service revenue has grown dramatically over the past few years and is expected to dominate all wireless markets over the next ten years.

         Most Americans today obtain broadband access to the Internet through wired connections like cable or telephone-line DSL, although wireless technology is playing an increasingly important role in broadband Internet access. Such wireless technologies include Ultra Wideband (UWB), Wi-Fi, WiMax, and 3rd Generation (3G) cellular networks.

         WiMax technology today will provide the highest throughput rate of other broadband connections. For now, WiMax is seen as the solution to many of the first-mile and last-mile issues. Examples include providing a high-throughput connection to locations that lack cable or DSL network access, connecting Wi-Fi hot spots or providing backhaul for cellular networks and enterprise-level connectivity for businesses. WiMax is derived from the 802.16 air-interface specification assigned by the IEEE, the Institute of Electrical and Electronics Engineers. Wi-Fi, also known as 802.11, has become a highly effective and inexpensive way to wirelessly network homes and offices while WiMax provides a cost-effective alternative for last-mile access to homes and businesses and can be implemented on either a fixed-wireless (non-line-of-sight) or mobile basis. WiMax is capable of transferring data around 75 Mbps over a distance of 30 miles to thousands of users from a single base station. One of the key differences in WiMax and Wi-Fi is the manner in which the bandwidth is apportioned. WiMax is a grant request system that can be apportioned down into smaller units thereby providing the capability to provide a lot of bandwidth to an enterprise or handling the backhaul to a hot spot or other point-to-point transmission. WiMax has the ability to do point-to-point and point-to-multipoint connections, thereby allowing it to serve as a bridge to both small urban businesses and rural areas. WiMax is emerging as the frontrunner for a global standard for wireless broadband.

         Intel Corp. anticipates that WiMax will roll out in three phases. The first phase now in process utilizes fixed-wireless devices which receive and transmit from outdoor antennae. The second phase will evolve in 2005 in which there will be more indoor installations that resemble today's Wi-Fi access points. By 2006, the third phase is expected to emerge at which point laptop computers will come integrated with both Wi-Fi and WiMax chips and antennae. The Company believes that this is why many people are intrigued about WiMax, i.e., the availability of a low-cost, high-speed, wireless, long-range connection to the Internet.

         Wireless broadband is very well suited for niche market development in that it provides a truly versatile broadband communication medium that is cheaper than a wired solution, is faster to implement and can be configured for one or more applications. Given the wireless technology gains and the Federal Communications Commission's (FCC) recent adoption of an order to restructure frequencies within one of the several bands used for wireless broadband communication, we firmly believe that wireless broadband will become a "third pipe" as both an alternative and extension to DSL and cable modem services, the two chief means of delivering high-speed Internet service today.

         Recently, Goldman Sachs, a full service global investment banking and securities firm, has revised its long-term models for U.S. telecom services to show positive revenue and earnings growth; primarily attributable to wireless, broadband and enterprise segments with the highest anticipated growth rates in revenue composition, operating income and EBITDA coming from the domestic wireless segment.

         Historically, broadband wireless has been in use for several years, but only with the advent of industry standards has it been possible to link the many small systems that have grown up into a much more robust wide-area network that will accelerate the growth of the broadband wireless industry. Traditionally the typical broadband wireless enterprise has been a small startup operation that has been local in operation and severely under-funded There are exceptions to this rule, but they are few compared to the patchwork of individual companies that make up the majority of the broadband wireless service provider network currently in operation in North America. There have been many reasons for this growth pattern including the existing infrastructure in place by the incumbent ILEC (incumbent local exchange carrier) wire line carriers and the growth of DSL and cable modem data delivery capabilities. However, both of these capabilities, while providing significant capabilities to a subset of customers, have failed to measure up to the expectations of the customers of having continuous connectivity wherever they may be. While it is quite acceptable for Internet connectivity to be provided by a DSL or cable modem when one is available, the typical American Internet user frequently requires connectivity in a number of locations including outside locations as well as mobile situations. Only a very robust wide area broadband wireless environment can meet all of these challenges.

         The Company believes that it is in a position to be able to take advantage of this particular moment in time when the broadband wireless industry is going through a metamorphous from a diverse group of individual small networks with limited interoperability to a new growth industry dominated by larger networks with wide area interoperability and economies of scale. This change in the broadband wireless industry will not occur over night but rather over the next five to ten years.

         Our business strategy is composed of three major components. The first component is to assemble a first class public company with both the business and technical expertise and experience to manage a large broadband wireless network and recurring revenue customer base on a nationwide basis. The second component of this business strategy is to identify well positioned existing broadband wireless networks in North America and to acquire controlling interest in some of the more advantageous of these networks through the leverage of the liquidity of the public company. The third component of this business strategy is to link all of these diverse networks together with industry standard hardware and software to provide a seamless wireless broadband coverage over a large part of if not all of the North American market.

ITEM 2.  PROPERTY.

         The Company leases approximately 11,137 square feet of office space consisting of 8,860 square feet at 103 Courageous Drive as its primary operations and 2,277 square feet at 2911 South Shore Blvd. as its primary corporate headquarters office lease space in League City, Texas. The office space lease is with South Shore Harbor Development, Ltd., with initial base rent monthly payments during month 1 - 36 of $8,464, escalating to $9,145 for months 37 - 60. The lease commenced on October 18, 2004 and expires on August 31, 2009.

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

ITEM 3.  LEGAL PROCEEDINGS.

         We are not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES.

         Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol "ERFW." The following table sets forth the reported high and low sales prices for the common stock for each calendar quarters since January 1, 2003. The high and low share prices reflect the effects of the 1-for-75 share reverse stock split, which occurred on September 20, 2004.

                                                   BID PRICE PER SHARE
                                                   HIGH            LOW
                                                   ----            ---
 2003
 ----
 January 2003 - March 2003                         $2.25          $1.50
 April 2003 - June 2003                            $2.25          $0.75
 July 2003 - September 2003                        $6.75          $1.50
 October 2003 - December 2003                     $10.50          $3.75

 2004
 ----
 January 2004 - March 2004                         $7.50          $0.75
 April 2004 - June 2004                            $3.75          $0.75
 July 2004 - September 2004                        $9.50          $1.50
 October 2004 - December 2004                     $11.75          $2.00

 2005
 ----
 January 2005 - March 2005                         $4.95          $3.50


STOCKHOLDERS

         As of March 31, 2005, we believe there were approximately 351 holders of record of our common stock.

DIVIDENDS

         We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and do not anticipate declaring or paying any cash dividends on our common stock in the near future.

EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth certain information, as of March 31, 2005, concerning securities authorized for issuance under the 2004 Non-Qualified Stock Option Plan and other outstanding options, warrants and rights:

                                               NUMBER OF SECURITIES TO BE   WEIGHTED-AVERAGE EXERCISE      NUMBER OF SECURITIES
                                                 ISSUED UPON EXERCISE OF       PRICE OF OUTSTANDING              REMAINING
                                                  OUTSTANDING OPTIONS,               OPTIONS,              AVAILABLE FOR FUTURE
                                                        WARRANTS               WARRANTS AND RIGHTS               ISSUANCE
                                                       AND RIGHTS                                        UNDER EQUITY COMPENSATION
                                                                                                        PLANS (EXCLUDING SECURITIES
                                                                                                          REFLECTED IN COLUMN (a)
                                                           (a)                         (b)                          (c)
Equity compensation plans not approved by
  security holders                                     880,000 (1)                    $0.20                    5,000,000 (2)

Total                                                  880,000                        $0.20                    5,000,000

---------------
(1) Warrants to purchase 880,000 shares outstanding as of March 31, 2005 that were issued by the Company in June 2003.

(2) Includes 5,000,000 shares available for issuance under the 2004 Non-Qualified Stock Compensation Plan, all of which may be issued as stock options, restricted stock or stock bonuses.


ERF WIRELESS NON-PLAN STOCK GRANTS

         Certain shares of the Company's Series A Convertible Preferred Stock are entitled to be held by one executive officer under an employment agreement outside of any equity compensation plan adopted by ERF Wireless remained outstanding as of March 31, 2005 ("Non-Plan Awards"). Such Non-Plan Awards were made pursuant to the terms of employment agreement and such award was authorized by the board. The Non-Plan Awards have not been approved by our stockholders.

RECENT SALES OF UNREGISTERED SECURITIES

         During the fiscal year ended December 31, 2004, we sold the following unregistered securities:

         On September 30, 2004, we completed our acquisition of Eagle R. F. International. We issued 1,000,000 shares of our common stock for all of the outstanding shares of Eagle R. F. International. The Company is relying upon the following facts in its determination that the issuance of shares under the Stock Purchase Agreement is an exempt transaction under Section 4(2) of the Securities Act for "transactions by an issuer not involving any public offering." Our management has a pre-existing business relationship with the sellers. There was no general solicitation or general advertising. There were four purchasers. There was an opportunity for all purchaser to ask questions and receive answers concerning the terms and conditions of the offering. Several of the purchasers were accredited investors and all have such knowledge and experience in financial and business matters as to be capable of evaluating alone the merits and risks of the prospective investment. All certificates for shares contained a Rule 144 legend.

         On October 12, 2004, ERFW issued an additional 3,151,812 shares of its $.001 par value common stock following conversion of 168,759.56 shares of Series A by Systom Trust Joint Venture. ERFW is relying upon Section 3(a)(9) of the Securities Act that allows an issuer to exchange any security with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

         Systom Trust Joint Venture purchased 1,000,000 shares of the Company's Series A Convertible Preferred Stock (the "Series A") on May 19, 2004. See Form 8-K SEC File No. 0-27467 Accession No. 1019687-4-1225). The Company is relying upon the following facts in its determination that the issuance of preferred shares to Systom Trust Joint Venture is an exempt transaction under Section 4(2) of the Securities Act for "transactions by an issuer not involving any public offering." Management had a pre-existing business relationship with the management of Systom Trust Joint Venture. There was no general solicitation or general advertising. There was one purchaser. There was an opportunity for the purchaser to ask questions and receive answers concerning the terms and conditions of the offering. The purchaser was a sophisticated and/or accredited investor and has such knowledge and experience in financial and business matters as to be capable of evaluating alone the merits and risks of the prospective investment. All certificates for preferred shares contained a Rule 144 legend.

         Except as otherwise noted, the securities described in this Item were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. Each such issuance was made pursuant to individual contracts which are discrete from one another and are made only with persons who were sophisticated in such transactions and who had knowledge of and access to sufficient information about the Company to make an informed investment decision. Among this information was the fact that the securities were restricted securities.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

BUSINESS STRATEGY

         The Company was restructured in 2004 for the purpose of providing wireless communications products and services on a nationwide basis; including the Company's core focus of providing reliable, high-speed wireless broadband internet services. The Company has three operating divisions. The Company's Wireless Broadband Division provides wireless broadband products and services and is in the early stages of building or acquiring a seamless wireless broadband network throughout North America to serve private entities, cities, municipalities and the general public. The Company's Paging Hardware Division provides paging infrastructure equipment while the Company's Contact Wireless Division provides retail cellular and paging products and services. Hereinafter, all references to the Company include the operations and financial condition of the Company and its operating divisions.

         On September 30, 2004, the Company acquired 100% of the outstanding capital stock of Eagle R. F. International, Inc., a Texas corporation. The Company issued 1,000,000 shares of its $.001 par value common stock to the Sellers as the Purchase Price in exchange for 100% of Eagle R. F. International's capital stock. The closing date was September 30, 2004 and the operations of Eagle R.F. International have been integrated into the Company. Accordingly, the Company operates a retail outlet in San Antonio, Texas and has a customer base of several thousand wireless customers in Texas, Oklahoma and Louisiana. The customer base consists of both narrowband and broadband wireless subscribers.

         The Company's business strategy is composed of three major components. The first component is to assemble a first class public company with both the business and technical expertise and experience to manage a large broadband wireless network and recurring revenue customer base on a nationwide basis. The second component of this business strategy is to identify well positioned existing broadband wireless networks in North America and to acquire controlling interest in some of the more advantageous of these networks through the leverage of the liquidity of the public company. The third component of this business strategy is to link all of these diverse networks together with industry standard hardware and software to provide a seamless wireless broadband coverage over a large part of if not all of the North American market.


RESULTS OF OPERATIONS

Three and Twelve Months Ended December 31, 2004, Compared to the Three and Twelve Months Ended December 31, 2003

         The following table sets forth summarized consolidated financial information for the three and twelve months ended December 31, 2004, and December 31, 2003:

CONDENSED FINANCIAL INFORMATION
-------------------------------

                              Three Months Ended        Twelve Months Ended
                                 December 31,              December 31,
                         -----------------------------------------------------

($ in thousands)           2004    2003   $ Change    2004     2003   $ Change
                           ----    ----   --------    ----     ----   --------

Total Sales                   92      66      26      325       66      259
Cost of Goods Sold            18      28     -10       84       28       56
                         -----------------------------------------------------
Gross Profit                  74      38      36      241       38      203
                         -----------------------------------------------------
   % of Total Sales          80%      58%    138%      74%      58%      78%
Operating Expenses           424      87     337      960       86      873
                         -----------------------------------------------------
Loss from Operations        -350     -49    -301     -719      -48     -670
                         -----------------------------------------------------
Other Income (Expense)         0       0       0        0        0        0
                         -----------------------------------------------------
Net Loss                    -350     -49    -301     -719      -48     -670
                         =====================================================
Unrealized Holding Loss        1       1       0        1        -1        0
                         -----------------------------------------------------
Other Comprehensive Loss    -349     -48    -301     -718      -49     -670
                         =====================================================

OVERVIEW

         During the year ended December 31, 2004, the Company's Board of Directors implemented a restructuring that included the following components:

         o        The change of the Company's name to ERF Wireless, Inc.
         o The change of the Company's corporate domicile from Texas to Nevada.
         o The implementation of a reverse split of its $.01 par value common stock whereby every seventy-five (75) shares of common stock which were issued and outstanding were automatically converted into one (1) share of common stock; provided, however, that the Company shall issue one (1) full share of common stock to its stockholders for any fractional interest remaining after conversion of all outstanding shares pursuant thereto.
         o The acquisition and integration of Eagle R.F. International, Inc., a Texas corporation, which now operates as the Company's Contact Wireless Division and operates a retail outlet in San Antonio, Texas and services a customer base of several thousand wireless customers in Texas, Oklahoma and Louisiana consisting of both narrowband and broadband wireless subscribers, and
         o The completion of a Debt Conversion and Funding Agreement dated September 30, 2004, which provided for certain Investors converting their existing debt outstanding as of September 30, 2004 and an agreement to provide the Company with additional cash during the fourth quarter of 2004 for 1,500,000 shares of Series A Convertible Preferred Stock (the "Series A"). The Company issued an aggregate 1,500,000 shares of Series A to the Investors for $750,000 in aggregate proceeds under the Debt Conversion and Funding Agreement.


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

         The Company did not have any ongoing business operations for the predecessor entity, Fleetclean Systems, Inc., for the quarters ended September 30, 2004 and December 31, 2004, given that the Company transferred and sold all assets and certain liabilities in the acquisition agreement with the Company's former President, Kenneth A. Phillips, and accordingly its Critical Account Policies and Estimates, comparative results, cash flows and discussion of liquidity and capital resources are thus limited in scope and content to the acquired operations of Eagle R. F. International, Inc via a reverse acquisition for accounting purposes, as discussed in Note 3 to the Financial Statements.

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

THREE AND TWELVE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THE THREE AND TWELVE MONTHS ENDED DECEMBER 31, 2003

REVENUES

         The Company had revenues of $92,000 from ongoing operations for the three month period ended December 31, 2004 as compared to $66,000 for the three month period ended December 31, 2003. The Company had revenues of $325,000 for the twelve month period ended December 31, 2004 as compared to $66,000 for the twelve month period ended December 31, 2003. The increase in revenues for these respective periods was primarily attributable to the Company's subsidiary, Eagle
R. F. International, Inc.'s acquisition of the Contact Wireless assets on October 1, 2003, now operated as the Company's Contact Wireless Division, as compared to not having operations in prior periods and the Company's increase of wireless broadband customers. The Contact Wireless assets acquired consisted primarily of transmitters, transmitter site licenses and sharing agreements, switches, paging interconnection agreements, and general office equipment and furnishings.

COST OF GOODS SOLD

         The Company had cost of goods sold of $18,000 from ongoing operations for the three month period ended December 31, 2004 as compared to $28,000 for the three month period ended December 31, 2003. The Company had cost of goods sold of $84,000 for the twelve month period ended December 31, 2004 as compared to $28,000 for the twelve month period ended December 31, 2003. The increase in cost of goods sold for the year ended December 31, 2004 was primarily attributable to the Company's subsidiary, Eagle R. F. International, Inc.'s acquisition of the Contact Wireless assets October 1, 2003, now operated as the Company's Contact Wireless Division, as compared to not having operations in prior periods.

OPERATING EXPENSES

         With respect to the Company's ongoing business operations, the Company reported operating expenses totaling $424,000 and $960,000 for the three and twelve months ended December 31, 2004, respectively as compared to $86,000 and $86,000 for the three and twelve months ended December 31, 2003. The increase in operating expenses for these respective periods was primarily attributable to the costs associated with selling, general and administrative costs including personnel related costs, legal, accounting and other professional costs incurred in connection with the Company's ongoing operations and the implementation of the restructuring discussed in the Management's Discussion and Analysis "Overview" herein; including the Company's subsidiary, Eagle R. F. International, Inc.'s acquisition of the Contact Wireless assets on October 1, 2003, now operated as the Company's Contact Wireless Division, as compared to not having operations in prior periods.

NET LOSS

         For the three months ended December 31, 2004, our net loss was $350,000 compared to a net loss of $48,000 for the three months ended December 31, 2003. For the twelve months ended December 31, 2004, our net loss was $719,000 compared to a loss of $48,000 for the twelve months ended December 31, 2003. The increase in loss for the three and twelve months ended December 31, 2004 as compared to the three and twelve months ended December 31, 2003 was attributable to the factors discussed immediately above.

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS

         For the three months ended December 31, 2004, our net loss applicable to common shareholders was $612,000 compared to a net loss of $49,000 for the three months ended December 31, 2003. For the twelve months ended December 31, 2004, our net loss was $1,469,000 compared to a loss of $49,000 for the twelve months ended December 31, 2003. The Company's Net Loss Applicable to Common Shareholders included deemed dividends on the beneficial conversion of the 1,500,000 shares of Series A Preferred Stock that was limited to the amount of consideration received totaling $750,000 in the year ended December 31, 2004.

CASH FLOWS

         Our operating activities for ongoing operations used net cash of $678,000 in the twelve months ended December 31, 2004 as compared to providing $27,000 in the twelve month period ended December 31, 2003. Net cash used by operating activities in the twelve months ended December 31, 2004 resulted primarily from the net operating losses of $718,000 for the operating period

         Our investing activities used net cash of $36,000 in the twelve months ended December 31, 2004 compared to $5,000 of cash used in the twelve months ended December 31, 2003. The cash used is attributable to the acquisition of operating assets during the twelve months ended December 31, 2004.

         Our financing activities provided net cash of $711,00 in the twelve months ended December 31, 2004 compared to $41,000_ of cash provided in the twelve months ended December 31, 2003. The cash provided in the twelve months ended December 31, 2004 was primarily associated with the Investor Advances discussed in Note 5 to the Financial Statements that were converted to equity on September 30, 2004 and December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES:

         As of December 31, 2004, we had cash and securities available for sale of $13,000 and a working capital deficit of $57,000. The Company's current cash and cash equivalents, including net proceeds received during the quarter ended December 31, 2004, will not be sufficient to fund anticipated operations for the next twelve months. As a component of the restructuring discussed in the Notes to the consolidated financial statements included herewith, the Company signed a Debt Conversion and Funding Agreement with the subsidiaries investors. The Investors converted their existing debt and provided the Company with additional cash during the year ended December 31, 2004 in exchange for 1,500,000 shares of Series A Convertible Preferred Stock (the "Series A"). These same investors have continued to fund the Company's working capital needs pursuant to an amendment to the Debt Conversion and Funding Agreement whereby which certain investors have agreed to provide the Company with up to $750,000 in additional cash during the period beginning January 1, 2005 in exchange for up to 1,500,000 shares of Series A Convertible Preferred Stock.

         The Company initiated financing efforts under a Confidential Private Placement Memorandum with an effective date of January 1, 2005. The Confidential Private Placement pertains to the offer and sale by the Company of shares of its common stock to Accredited Investors who are deemed acceptable by the Company. The Confidential Private Placement Memorandum is intended to raise up to $7.5 million on a best efforts basis. We can provide no assurance that we will be successful in raising capital from this private placement. The Company has also held discussions with certain Investment Banking firms regarding expanding the Confidential Private Placement to $10.0 million and has exchanged a term sheet with one such firm; although we can provide no assurance that we will be successful in reaching an acceptable arrangement for such services.

         We do not have any significant credit facilities available with financial institutions or other third parties and as such we must rely upon best efforts third-party funding from individual accredited investors. Though we recently completed the Subscription Agreement for Series A Convertible Preferred Stock discussed herein and anticipate that we will be successful at raising additional capital through private placements on a best efforts basis, we can provide no assurance that we will be successful in any future best efforts financing efforts. If we are unable to either obtain financing from external sources or generate internal liquidity from anticipated future operations, we may need to curtail operations.

         Although we have the Debt Conversion and Funding Agreement and potential proceeds from our private placement efforts available, it is possible that we may need and not be able to obtain additional sources of financing. The Company may need additional financing, from time to time, for the following:

         o Acquisitions of one or more companies, networks or other assets
         o Investment in towers, radios, customer premise equipment and other related equipment associated with wireless broadband expansion plans
         o Investment in back office systems and related infrastructure to support the Company's wireless broadband expansion plans
         o Investment in laboratory facilities including test and simulation equipment
         o Investment or licensing of certain intellectual property related to the Company's wireless broadband expansion plans
         o        General working capital purposes

NEW ACCOUNTING PRONOUNCEMENTS

         We have adopted FASB Statement 128. It is not expected that we will be impacted by other recently issued standards. FASB Statement 128 presents new standards for computing and presenting earnings per share (EPS). The Statement is effective for financial statements for both interim and annual periods ending after December 15, 1997.

         FASB Statement 131 presents news standards for disclosures about segment reporting. We believe that due to our planned acquisition strategy, this accounting standard will apply to us and we will utilize segment reporting in the foreseeable future.

INFLATION

         The Company's results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on its operations in the future.

OFF-BALANCE SHEET ARRANGEMENTS

CONTRACTUAL OBLIGATIONS

                                                          Payments Due by Period
                               ----------------------------------------------------------------------------------------------
   Contractual Obligations          Total         Less than 1 Year       1-3 Years          3-5 Years       More than 5 Years
----------------------------   ---------------    ----------------   -----------------   ----------------   -----------------
Operating Lease Obligations           599                139                351                 109
                               ---------------    ----------------   -----------------   ----------------   -----------------
              Total                 $ 599              $ 139              $ 351               $ 109               $  -
                               ===============    ================   =================   ================   =================

         The Company's contractual obligations consist of certain off-balance-sheet obligations for office space operating leases requiring future minimal commitments under non-cancelable leases. Please see non-cancelable leases as described in Note 8 to the Company's financial statements under the heading Commitments.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT:

         With the exception of historical information, the matters discussed in this report are "forward looking statements" as that term is defined in Section 21E of the Securities Act of 1934.

RISK FACTORS

         The most significant risks and uncertainties associated with our business are described below; however, they are not the only risks we face. If any of the following risks actually occur, our business, financial condition, or results or operations could be materially adversely affected, the trading of our common stock could decline, and an investor may lose all or part of their investment.

WE HAVE A LIMITED OPERATING HISTORY WITH SIGNIFICANT LOSSES AND EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE

         We have incurred annual operating losses since our inception. As a result, at December 31, 2004, we had an accumulated deficit of $1,512,000. Our gross revenues for the twelve months ended December 31, 2004, were $325,000, with a loss from operations of $719,000 and a net loss applicable to common shareholders of $1,469,000.

         As we pursue our business plan, we expect our operating expenses to increase significantly, especially in the areas of sales and marketing. As a result of these expected cost increases, we will need to generate increased revenues to become profitable. Accordingly, we cannot assure you that we will ever become or remain profitable. If our revenues fail to grow at anticipated rates or our operating expenses increase without a commensurate increase in our revenues, our financial condition will be adversely affected. Our inability to become profitable on a quarterly or annual basis would have a materially adverse effect on our business and financial condition. Also, the market price for our stock could fall.

WE HAVE A LIMITED CASH AND LIQUIDITY POSITION AND WILL NEED TO RAISE ADDITIONAL FUNDS TO FUND OPERATIONS

         Our current cash position and expected cash flow from operations will no be sufficient to fund operations during the current fiscal year. We will need to raise additional funding to fund operations. Historically, we have relied upon best efforts third-party funding from individual accredited investors. Though we have been successful at raising additional capital on a best efforts basis in the past, we may not be successful in any future best efforts financing efforts. We do not have any significant credit facilities or firm financial commitments established as of the date hereof. If we are unable to either obtain financing from external sources or generate internal liquidity from operations, we may need to curtail operations or sell assets.

THE MARKET PRICE OF OUR COMMON STOCK IS VERY VOLATILE AND THE VALUE OF YOUR INVESTMENT MAY BE SUBJECT TO SUDDEN DECREASES

         The trading price for our common stock has been, and we expect it to continue to be, volatile. For example, the closing bid price of our stock has fluctuated between $3.00 per share and $11.75 per share since the reverse split on September 20, 2004. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results and general market and economic conditions, which are beyond our control. Factors such as fluctuations in our financial and operating results, technological innovations or new commercial products and services by us or our competitors, could also cause the market price of our common stock to fluctuate substantially. In addition, the stock market has, from time to time, experienced extreme price and volume fluctuations. These broad market fluctuations may lower the market price of our common stock. Moreover, during periods of stock market price volatility, share prices of many companies have often fluctuated in a manner not necessarily related to their operating performance. Accordingly, our common stock may be subject to greater price volatility than the stock market as a whole.

A LOW MARKET PRICE MAY SEVERELY LIMIT THE POTENTIAL MARKET FOR OUR COMMON STOCK

         Our common stock is currently trading at a price below $5.00 per share, subjecting trading in the stock to certain SEC rules requiring additional disclosures by broker-dealers. These rules generally apply to any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions (a "penny stock"). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and institutional or wealthy investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock.

THE COMPANY'S REVENUE AND OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY FROM QUARTER TO QUARTER, AND FLUCTUATIONS IN OPERATING RESULTS COULD CAUSE ITS STOCK PRICE TO DECLINE.

         The Company's revenue and operating results may vary significantly from quarter-to-quarter due to a number of factors. In future quarters, operating results may be below the expectations of public market analysis or investors, and the price of its common stock may decline. Factors that could cause quarterly fluctuations include:

         o the ability to secure new customers comprising recurring revenues during a quarter; and
         o the ability to raise the necessary capital to execute mergers, acquisitions and asset purchases.

WE COMPETE WITH MANY COMPANIES THAT ARE LARGER AND BETTER FINANCED THAN US, AND OUR GROWTH AND PROFITABILITY ARE DEPENDENT ON OUR ABILITY TO COMPETE WITH THESE ENTITIES.

         We face competition from many entities with significantly greater financial resources, well-established brand names, and larger customer bases. We may become subject to severe price competition for our products and services as companies seek to enter our industry or current competitors attempt to gain market share. We expect competition to intensify in the future and expect significant competition from traditional and new telecommunications companies including, local, long distance, cable modem, Internet, digital subscriber line, microwave, mobile and satellite data providers. If we are unable to make or keep our products competitively priced and attain a larger market share in the markets in which our products compete, our levels of sales and our ability to achieve profitability may suffer.

A SYSTEM FAILURE COULD DELAY OR INTERRUPT OUR ABILITY TO PROVIDE PRODUCTS OR SERVICES AND COULD INCREASE OUR COSTS AND REDUCE OUR REVENUES.

         Our operations are dependant upon our ability to support a highly complex network infrastructure. Many of our customers are particularly dependent on an uninterrupted supply of services. Any damage or failure that causes interruptions in our operations could result in loss of these customers. To date, we have not experienced any significant interruptions or delays which have affected our ability to provide products and services to our clients. Because our headquarters and infrastructure are located in the Texas Gulf Coast area, there is a likelihood that our operations may be effected by hurricanes or tropical storms, tornados, or flooding. The occurrence of a natural disaster, operational disruption or other unanticipated problem could cause interruptions in the services we provide and significantly impair our ability to generate revenue and achieve profitability.

THE COMPANY MUST CONTINUALLY ENHANCE ITS SERVICES TO MEET THE CHANGING NEEDS OF ITS CUSTOMERS OR FACE THE POSSIBILITY OF LOSING FUTURE BUSINESS TO COMPETITORS.

         Future success will depend upon the Company's ability to enhance existing services and to introduce new services to meet the requirements of customers in a rapidly developing and evolving market. Present or future services may not satisfy the needs of the market. If the Company is unable to anticipate or respond adequately to its customers' needs, lost business may result and financial performance will suffer.

ITEM 7. FINANCIAL STATEMENTS

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
ERF Wireless, Inc.
League City, Texas

We have audited the accompanying balance sheet of ERF Wireless, Inc. as of December 31, 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ERF Wireless, Inc. as of December 31, 2004, and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.



LOPEZ, BLEVINS, BORK & ASSOCIATES, L.L.P.
Houston, Texas
April 11, 2005

                                  ERF WIRELESS, INC.
                              CONSOLIDATED BALANCE SHEET
                                  December 31, 2004
                          ($ in thousands except share data)


                                        ASSETS
Current assets:
  Cash                                                                   $         6
  Securities available for sale                                                    7
  Inventories                                                                     34
  Prepaid Expenses and Other                                                       8
                                                                         ------------
    Total current assets                                                          55
                                                                         ------------

Property and Equipment:
  Property, plant and equipment                                                   91
  Less:  Accumulated Depreciation                                                (14)
                                                                         ------------
    Total Property and Equipment                                                  77
                                                                         ------------

                                                                         ------------
              Total Assets                                               $       132
                                                                         ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                       $        76
  Deferred revenue                                                                12
  Accrued expenses and other liabilities                                          24
                                                                         ------------
    Total current liabilities                                                    112
                                                                         ------------

Commitments

Long Term Investor Advances                                                        2
                                                                         ------------
STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 475,000,000 shares authorized,
  4,486,761 shares issued and outstanding                                          5
Preferred Stock, $.01 par value, 25,000,000 shares
  authorized, 2,331,241 shares issued and outstanding                              2
Additional paid in capital                                                     1,523
Accumulated deficit                                                           (1,512)
                                                                         ------------
  Total Stockholders' Equity                                                      18
                                                                         ------------

                                                                         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $       132
                                                                         ============

 See accompanying summary of accounting policies and notes to financial statements.

                                         16

                                 ERF WIRELESS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                ($ in thousands except share data and loss per share)


                                                TWELVE MONTHS         TWELVE MONTHS
                                                    ENDED                 ENDED
                                                    2004                  2003
                                               ---------------      ---------------

Net sales                                      $           325      $            66
Cost of goods sold                                          84                   28
                                               -------------------------------------
Gross profit                                               241                   38
                                               -------------------------------------
Operating expenses:
  Selling, general and administrative                      948                   84
  Depreciation and amortization                             12                    2
                                               -------------------------------------
Total Operating expenses                                   960                   86
                                               -------------------------------------

Net Loss from operations                                  (719)                 (48)
                                               -------------------------------------

Other income (expense):
  Interest expense                                          --                   --
  Other income (expense)                                    --                   --
                                               -------------------------------------

Net loss                                                  (719)                 (48)
                                               -------------------------------------

Other Comprehensive Loss:
  Unrealized Holding Gain / (Loss)                           2                   (1)
                                               -------------------------------------
Other Comprehensive Loss                                  (717)                 (49)
                                               -------------------------------------

Deemed dividend related to beneficial
  conversion feature of preferred stock                    750                   --
                                               -------------------------------------
Net loss applicable to common shareholders     $        (1,467)     $           (49)
                                               =====================================

Net income (loss) per share:
  Basic                                        $         (0.52)     $         (0.05)
                                               =====================================
  Diluted                                      $         (0.52)     $         (0.05)
                                               =====================================

Weighted average shares outstanding:
  Basic and diluted                                  2,842,000             1,000,000
                                               =====================================

 See accompanying summary of accounting policies and notes to financial statements.

                                         17

                                                         ERF WIRELESS, INC.
                                            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                           FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                                          ($ in thousands)


                                                                                                                           TOTAL
                                      COMMON STOCK              PREFERRED         ADDITIONAL               ACCUMULATED     SHARE
                                  --------------------    ---------------------    PAID IN      RETAINED  COMPREHENSIVE   HOLDERS'
                                   SHARES      VALUE       STOCK        STOCK      CAPITAL      EARNINGS     INCOME        EQUITY
                                  --------    --------    --------     --------    --------     --------     --------     --------

TOTAL SHAREHOLDERS' EQUITY
  AS OF DECEMBER 31, 2002           1,000     $     1       1,000      $     1     $    --      $     5      $    (1)           6
                                  ------------------------------------------------------------------------------------------------

 Net loss                              --          --          --           --          --          (48)          (1)          (49)

TOTAL SHAREHOLDERS' EQUITY
  AS OF DECEMBER 31, 2003           1,000     $     1     $ 1,000      $     1     $    --      $   (43)     $    (2)      $   (43)
                                  ================================================================================================

NET LOSS FOR THE TWELVE MONTHS
  ENDED DECEMBER 31, 2004              --          --          --           --          --           --           --           --

 Net loss                              --          --          --           --          --         (719)           2         (717)

 New stock issued to
   shareholders:
 Results 75:1 reverse split           335           1          --           --         (12)          --           --          (11)
 Conversion of preferred stock      3,152           3        (169)          --          (3)          --           --           --
 For services and compensation         --          --          --           --          39           --           --           39
 For retirement of debt and
   liabilities                         --          --       1,500            1         749           --           --          750
 Stock-based compensation              --          --          --           --          --           --           --           --
 Beneficial conversion features
   on convertible debentures           --          --          --           --         750         (750)          --           --
 Unrealized holding loss               --          --          --           --          --           --           --           --

                                  ------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY
  AS OF DECEMBER 31, 2004           4,487     $     5       2,331      $     2     $ 1,523      $(1,512)          (0)     $    18
                                  ================================================================================================


                            See accompanying summary of accounting policies and notes to financial statements.

                                                                 18

                                     ERF WIRELESS, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              YEAR ENDED DECEMBER 31, 2004 AND 2003
                                             ($ in thousands)


                                                                                   2004            2003
                                                                                ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                                      $    (718)      $     (48)
    Adjustments to reconcile net loss to cash used in operating activities:
      Depreciation and amortization                                                    12               2
      Stock issued for services rendered                                               39              --
Changes in operating assets and liabilities:
  Accounts receivable                                                                 (61)             (2)
  Allowance for Doubtful Accounts                                                      51              --
  Inventory                                                                           (34)             --
  Accounts payable and accrued expenses                                                33              21
                                                                                --------------------------
    NET CASH (USED) / PROVIDED BY OPERATING ACTIVITIES                               (678)            (27)
                                                                                --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                  (36)             (5)
                                                                                --------------------------
    NET CASH USED IN INVESTING ACTIVITIES                                             (36)             (5)
                                                                                --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase/(Decrease) in Notes Payable & Long-Term Debt                               (39)             41
  Increase/(Decrease) in Proceeds from Convertible Preferred Stock                    750              --
                                                                                --------------------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                         711              41
                                                                                --------------------------
NET DECREASE IN CASH                                                                   (3)              9
                                                                                --------------------------
Cash, beginning of period                                                               9              --
                                                                                --------------------------
Cash, end of period                                                             $       6       $       9
                                                                                ==========================


SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                                   $      --       $      --
                                                                                ==========================
Income taxes paid                                                               $      --       $      --
                                                                                ==========================

NONCASH TRANSACTIONS:
Issuance of common stock for relief of liabilities in
  connection with recaptialization                                              $      11       $      --
                                                                                ==========================
Issuance of common stock for convertible preferred stock                        $      --       $      --
                                                                                ==========================
Issuance of convertivle preferred stock for advances                            $     750       $      --
                                                                                ==========================


         See accompanying summary of accounting policies and notes to financial statements.

                                                    19

                        ERF WIRELESS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

NATURE OF THE COMPANY

ERF Wireless, Inc. (the Company), a fully reporting public company trading on the Nasdaq OTC Electronic Bulletin Board under the symbol "ERFW.OB", provides wireless communications products and services on a nationwide basis; including the Company's core focus of providing reliable, high-speed wireless broadband internet services. Through its three operating divisions, the Company provides solutions and services to different segments of the wireless industry. The Company's Wireless Broadband Division provides wireless broadband products and services and is in the early stages of building or acquiring a seamless wireless broadband network throughout North America to serve private entities, cities, municipalities and the general public. The Company's Paging Hardware Division provides paging infrastructure equipment while the Company's Contact Wireless Division provides retail cellular and paging products and services.

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

On September 30, 2004, the Company entered into a Stock Purchase Agreement with four individuals that owned 100% of the outstanding capital stock of Eagle R. F. International, Inc., a Texas corporation. For accounting purposes, the Company accounted for the transaction as a reverse acquisition and the subsidiary was the surviving entity. Subsequent to the transaction, the operations of Eagle R.
F. International, Inc. became a operating division of the Company. Hereinafter, all references to the Company include the operations and financial condition of ERF Wireless, Inc. and its operating divisions.

BASIS OF ACCOUNTING

The Company maintains its accounts on the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America. The accompanying financial statements of ERF Wireless, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the Company's Form 8-K filed with the Securities and Exchange Commission on May 28, 2004, the Company's Form 10-QSB filed on August 20, 2004, the Company's Form 8-K filed on October 1, 2004, the Company's Form 8-K filed on October 15, 2004, the Company's 10-QSB filed on November 22, 2004. The Company filed the historical financial statements as of December 31, 2003 and the two years then ended in a Form 8-K/A on December 14, 2004. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

PRINCIPLES OF CONSOLIDATION

All significant inter-company accounts and transactions have been eliminated in consolidation.

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

DEFERRED REVENUES

Revenues that are billed in advance of services being completed are deferred until the conclusion of the period of the service for which the advance billing relates. Deferred revenues are included on the balance sheet as a current liability until the service is performed and then recognized in the period in which the service is completed. The Company's deferred revenues consist of billings in advance of services being rendered for its wireless broadband and paging customers and accordingly are deferred and recognized monthly as earned. The Company had deferred revenues of $12,000 as of December 31, 2004.

INVENTORIES

Inventories consist of wireless and telephony products and related accessories and are stated at the lower of cost, determined by average cost method, or market.

Inventories are valued at the lower of cost or market. The cost is determined by using the Average Cost method. Inventories consist of the following items, in thousands:

                                              December 31,
                                                  2004
                                               ----------
                    Wireless Broadband         $      17
                    Cellular and Paging               17
                                               ----------
                                               $      34
                                               ==========


PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Depreciation is computed by applying the straight-line method over the estimated useful lives which are generally three to seven years.

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. No impairment losses have been recorded since inception.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and cash equivalents, inventory and debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

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

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods ended December 2003 and 2004, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

In December 2004, the FASB, issued a revision to SFAS 123, also known as SFAS 123R, that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method. SFAS 123R's effective date would be applicable for awards that are granted, modified, become vested, or settled in cash in interim or annual periods beginning after June 15, 2005. SFAS 123R includes three transition methods: one that provides for prospective application and two that provide for retrospective application. The Company intends to adopt SFAS 123R prospectively commencing in the third quarter of the fiscal year ending December 31, 2005. It is expected that the adoption of SFAS 123R will cause the Company to record, as expense each quarter, a non-cash accounting charge approximating the fair value of such share based compensation meeting the criteria outlined in the provisions of SFAS 123R.

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

NOTE 3 - REVERSE ACQUISITION AND DEBT CONVERSION

On September 30, 2004, the Company entered into a Stock Purchase Agreement with four individuals that owned 100% of the outstanding capital stock of Eagle R. F. International, Inc., a Texas corporation. The Company issued 1,000,000 shares of its $.001 par value common stock to these individuals as the Purchase Price in exchange for 100% of the capital stock of Eagle R.F. International. The transaction closed on September 30, 2004. The operations of Eagle R.F. International, Inc. now operate as an operating division of the Company. The division operates a retail outlet in San Antonio, Texas and has a customer base of several thousand wireless customers in Texas, Oklahoma and Louisiana. The divisions customer base consists of both narrowband and broadband wireless subscribers. As part of the transaction, the Company signed a Debt Conversion and Funding Agreement with the divisions Investors. The Investors converted their existing debt and provided the Company with additional cash during the fourth quarter ended December 31, 2004, aggregating $750,000 in exchange for 1,500,000 shares of Series A Convertible Preferred Stock (the "Series A"). The Company has 2,500,000 shares of Series A authorized of which 1,000,000 shares were issued and outstanding prior to the transaction. The Company issued 1,500,000 shares of Series A to the Investors for $750,000 under the Debt Conversion and Funding Agreement. The Series A conversion feature allows each Series A share to convert into 18.676347 shares of common stock at the sole option of the holder following 65 day written notice of conversion to the Company. Accordingly, the Debt Conversion and Funding Agreement could cause the Company to issue an additional 28,014,521 shares of its common stock. At September 30, 2004, the Company was obligated to issue 974,285 shares of its Series A for the conversion of $487,142 in debt owed to the Investors by Eagle
R. F. International, Inc. The Company recorded a deemed dividend on the beneficial conversion of the 974,285 shares of Series A Preferred Stock that was limited to the amount of consideration received totaling $487,142 in the quarter ended September 30, 2004. At December 31, 2004, the Company was obligated to issue 525,716 shares of its Series A for the conversion of $262,858 in debt owed to these same Investors. The Company recorded a deemed dividend on the beneficial conversion of the 525,716 shares of Series A Preferred Stock that was limited to the amount of consideration received totaling $262,858 in the quarter ended December 31, 2004.

For accounting purposes, the Company accounted for the transaction as a reverse acquisition and the subsidiary was the surviving entity.


NOTE 4 - PROPERTY AND EQUIPMENT:

Components of property, plant, and equipment, at December 31, 2004 are as follows:

    Equipment
    Office Furniture and equipment                               7,832
    Computer equipment                                           3,725
    Vehicles                                                       750
    Leasehold improvements                                      15,660
                                                              ---------
                                                                91,505
    Less: accumulated depreciation and amortization            (14,105)
                                                              ---------
                                                              $ 77,400
                                                              =========

Depreciation and amortization expense was $11,912 and $2,193 for the year ended December 31, 2004 and 2003, respectively.

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

The Company has 2,500,000 shares of Series A authorized of which 2,331,240.44 shares were issued and outstanding following (1) the conversion of 168,759.56 shares discussed immediately above and (2) the issuance of 1,500,000 shares of Series A for the conversion of $750,000.00 in debt owed to certain Investors. The Series A preferred stock is convertible at holders' option at one preferred share for 18.676347 shares common stock and has a 2:1 liquidation preference and each preferred share has 20 votes. Accordingly, the Debt Conversion and Funding Agreement could cause the Company to issue an additional 28,014,521 shares of its common stock.

NOTE 6 - INVESTOR ADVANCES

During the fourth quarter of 2003 and the twelve-month period ended December 31, 2004, the Company received advances from certain Investors to finance its operating and working capital needs. The advances are unsecured, bear no interest and are classified as long-term investor advances until such time as when they are converted into equity pursuant to the Debt Conversion and Funding Agreement dated September 30, 2004. The Investors converted their existing debt outstanding as of December 31, 2004 for 1,500,000 shares of Series A Convertible Preferred Stock (the "Series A"). The Company issued an aggregate 1,500,000 shares of Series A to the Investors for $750,000 in aggregate proceeds under the Debt Conversion and Funding Agreement.

NOTE 7 - INCOME TAXES

The Company follows Statement of Financial Accounting Standards Number 109 (SFAS
109), "Accounting for Income Taxes." Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following:

                                                     December 31,   December 31,
                                                        2004            2003

Refundable Federal income tax attributable to:
      Current operations                             $  (240,000)   $   (15,000)
        Less, Change in valuation allowance              240,000         15,000
         Net refundable amount                                --             --

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:


                                                     December 31,   December 31,
                                                        2004            2003

Deferred tax asset attributable to:
      Net operating loss carryover                   $  (260,000)   $   (15,000)
        Less, valuation allowance                        260,000         15,000
         Net deferred tax asset                               --             --


At December 31, 2004, we had an unused net operating loss carryover approximating $750,000 that is available to offset future taxable income; it expires beginning in 2018.

NOTE 8 - COMMITMENTS:

LEASES AND LICENSE AGREEMENTS

For the twelve months ending December 31, 2004, and December 31, 2003, rental expenses of approximately $70,000 and $12,000 respectively, were incurred.

The Company leases approximately 11,137 square feet of office space consisting of 8,860 square feet at 103 Courageous Drive as its primary operations and 2,277 square feet at 2911 South Shore Blvd. as its primary corporate headquarters office lease space in League City, Texas. The office space lease is with South Shore Harbor Development, Ltd., with initial base rent monthly payments during month 1 - 36 of $8,464, escalating to $9,145 for months 37 - 60. The lease commenced on October 18, 2004 and expires on August 31, 2009.

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

The Company has a license agreement with American Towers for use of their Sequin (Geronimo), TX tower site. The license agreement expires on May 31, 2007 and requires monthly payments of $575.00.

The Company has a license agreement with Pinnacle Towers for use of their New Braunfels, Texas FM 306 tower site. The license agreement expires on October 31, 2006 and requires monthly payments of $650.00.

Future obligations under the non-cancelable lease terms areas follows:

                Period Ending December 31,           Amount
                                                   -----------
                          2005                     $  138,783
                          2006                        132,633
                          2007                        108,410
                          2008                        109,745
                          2009                        109,745
                                                   -----------
                         Total                     $  599,316
                                                   ===========


EMPLOYMENT AGREEMENT

On August 1, 2004, we entered into an Executive Employment Agreement with R. Greg Smith, our CEO and CFO. Mr. Smith is paid a base salary of $180,000 per year and is eligible to receive a bonus equal to 1% of the revenues for the most recent 12 month period of each acquisition made by the Company during his employment period. Mr. Smith also is entitled to receive 63,827 shares of our Series A Convertible Preferred Stock par value $0.01 per share, as consideration for a sign-on bonus at a price of $0.50 per share for total consideration of $31,913.50. The preferred stock is convertible at holders' option at one preferred share for 18.676347 shares common stock and has a 2:1 liquidation preference and each preferred share has 20 votes. Mr. Smith is also entitled to receive up to 1,000,000 stock options under the Company's 2004 Non-Qualified Stock Option Plan for attainment of certain future cumulative revenue milestone achievements. These options, if any are earned, will have an exercise price of the lowest five day average closing price existing for the Company's common stock during the twelve month period immediately preceding the date of the vesting event. Mr. Smith is subject to a lock-up agreement, which prohibits Mr. Smith from selling shares until August 1, 2006 unless agreed to by the Company in writing.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On August 19, 2004, the Board of Directors and the Audit Committee of the Board of Directors of ERF Wireless, Inc. (the "Company") dismissed its independent auditors, Malone & Bailey, PLLC, and engaged Lopez, Blevins, Bork & Associates, LLP, as the Company's registered public accounting firm for the fiscal year ending December 31, 2004. The Company filed a Current Report, dated August 20, 2004, on Form 8-K regarding this change in accountants and amended Form 8-K on September 29, 2004.

There were no changes in or disagreements with accountants on accounting or financial disclosure during fiscal year 2004.


ITEM 8A. CONTROLS AND PROCEDURES

         As of March 31, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2005. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2005.

ITEM 8B. OTHER INFORMATION

         NOT APPLICABLE.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

         Our directors and executive officers and their ages as of March 1, 2005 are as follows:


NAME                              AGE         POSITION

R. Greg Smith                     46          Chief Executive Officer, Chief
                                              Financial Officer and Director
Dr. H. Dean Cubley                63          Chairman of the Board of Directors
Dr. Bartus H. Batson              61          Director


         The following is a brief description of the background of our directors and executive officers.

BACKGROUND INFORMATION

         MR. R. GREG SMITH (AGE 46). Mr. Smith's professional background includes some 24 years of demonstrated executive management experience, including 10 years experience as CFO of publicly traded companies. Mr. Smith joined the Company, on August 1, 2004, as Chief Financial Officer and initially also as Chief Executive Officer, until the Board of Directors elects to fill the position of CEO. Additionally, Mr. Smith was elected to the the Company's, Board of Directors for a one-year term concurrent with his contract effective date of August 1, 2004. Mr. Smith will spend the majority of his time and efforts on the public company aspects of the business, including public filings, private equity financings, acquisitions, and the building of the public company image of the company with the intent of achieving a listing on a national exchange within a reasonable time; while the day-to-day operational details of the Company will continue to be run by the Company's President. Mr. Smith most recently was employed by Eagle Broadband, Inc., where he was recruited to assist in the restructure of numerous Eagle subsidiaries. Mr. Smith served in dual roles as CFO and as CEO of certain Eagle subsidiaries from early 2002 and played a key role in reducing certain subsidiaries EBITDA burn rates as Eagle has shifted its focus away from low-margin product fulfillment and commercial cabling to higher-margin bundled digital services, convergent set-top boxes and satellite-based communications platforms. Prior to Eagle, Mr. Smith spent 13 years in various corporate finance functions including CFO in the healthcare informatics market with ADAC Healthcare Information Systems, Inc., and predecessor entities. While at ADAC, Mr. Smith gained extensive experience in directing restructurings and turnarounds as well as completing numerous mergers and acquisitions. During 1994-1998, Mr. Smith anchored the lead role in completing the acquisition of DuPont's radiology information systems business and integrating ADAC's other radiology business units, resulting in a market leadership position. During the same time period, Mr. Smith led the restructuring team through a strategic partnership, resulting in the merger of two publicly traded healthcare companies and played a key role as Chief Restructuring Officer in the direction of a turnaround of the combined healthcare companies. While he served as CFO of ADAC Healthcare Information Systems, Inc., ADAC was selected as the first healthcare company to achieve the Malcolm Baldrige National Quality Award in 1996. Following his successful career at ADAC and prior to joining Eagle Broadband, Inc., Mr. Smith was recruited to lead the restructuring of a privately-held electronic messaging company, improving gross margins from 9% to 46% from 1998 to 2000. Mr. Smith's primary role was in leading the completion of a complex SEC registered rescission offering in late 1999 and early 2000 to overcome a $16 million SEC rescission liability that was created by the founder of the business and prior management by integrating several private placements.

         DR. H. DEAN CUBLEY (age 63) has served as director and Chairman of ERF Wireless since May 2004. Previously Dr. Cubley served as president, chief executive officer and chairman of Eagle Wireless International, Inc., from March 1996 until 2003. Prior to that, Dr. Cubley served as vice-president of Eagle Telecom, Inc., from 1993 to March 1996. From 1984 until 1993 Dr. Cubley was active in the telecommunications industry serving as a principle in numerous high technology companies including Metrocast, Microlink, TI-IN Network, and Paging Products International. Dr. Cubley has over 39 years of extensive experience in the field of telecommunications. From 1965 to 1984, Dr. Cubley worked for the NASA Manned Spacecraft Center as a senior engineer or manager on all Gemini, Apollo, and Shuttle programs. Dr. Cubley was the Antenna Subsystems Manager on all manned spacecraft programs for seven years during the Apollo Program with full project control for over two hundred million dollars worth of equipment for each Apollo flight. In addition, Dr. Cubley was the NASA Project Manager on the five hundred million dollar Apollo 17 Surface Electrical Properties Experiment which was searching for water on the surface of the moon in 1972. Throughout his career, Dr. Cubley has authored or co-authored over fifty publications. In addition, he has a total of fifteen patents and patents-pending registered in his name. Dr. Cubley received a bachelor of science degree in electrical engineering from the University of Texas in 1964 and a master's degree from the University of Texas in 1965. In 1970 Dr. Cubley received his Ph.D. in Electrical Engineering from the University of Houston. Since 1977, Dr. Cubley has been actively engaged in the commercial telecommunications industry and has been instrumental in many of its technological advancements. Dr. Cubley has also been a founding partner in twenty three new high technology companies since his employment with NASA. Many of these companies have been acquired by larger companies and are currently operating in the telecommunications industry.

         DR. BARTUS H. BATSON (age 62) has served as director of ERF Wireless since January 2005. Dr. Batson has served as president, chief executive officer and chairman of X-Analog Communications, Inc., since March 1992. Prior to that, Dr. Batson served as president of X-Analog's predecessor company, CADSA, Inc. Dr. Batson has over 40 years of experience in all fields of telecommunications with a major focus in satellite communications and wireless systems. Dr. Batson received the B.S. degree in electrical engineering from Arlington State College (now the University of Texas at Arlington) in 1963 and the M.S. and Ph.D. degrees in electrical engineering from the University of Houston in 1967 and 1972, respectively. In 1963, he joined the NASA Manned Spacecraft Center (now the Lyndon B. Johnson Space Center) in Houston, Texas, and worked in Flight Operations and Analysis on Guidance, Navigation and Command Systems for the Gemini Program. From 1964 to 1968, he served in the U. S. Army as an electronics instructor in the Artillery and Missile School at Fort Sill, Oklahoma. In 1966, he returned to the Manned Spacecraft Center and worked until 1983 on a wide variety of problems pertaining to statistical communication theory as applied to communications systems for manned spaceflight programs, including Apollo, Apollo-Soyuz, Skylab, and Space Shuttle. He personally developed the conceptual designs for the Space Shuttle S-band and Ku-band communications systems, which incorporated several state-of-the-art advances in the areas of modulation, coding, synchronization, and spread spectrum, at data rates of up to 50 Mbps. As Manager of the Systems Analysis Office of the Tracking and Communications Division, he was responsible for communications, tracking, instrumentation, and data systems engineering and analysis for the entire Space Shuttle Program. In 1980, while still at NASA, Dr. Batson founded X-Analog's predecessor company, CADSA, Inc., which was originally a consulting company specializing in satellite communications and voice/data/video applications. In 1983, he resigned from NASA to devote full time to CADSA. During the period from 1983 to the present time, CADSA and later X-Analog has become a diversified telecommunications company, providing a wide range of products and services. Dr. Batson was heavily involved in the design and implementation of the USCI (United Satellite Communications, Inc.) video network, which was the first operational DBS (direct broadcast satellite) system. His contributions to USCI included extensive analysis efforts and preparation of the technical portions of several FCC filings, responses, etc., that eventually resulted in regulatory approval of the use of medium-power FSS (fixed satellite service) satellites for provision of DBS services to the home consumer market. He also participated in the design of the STARLOK video scrambling system that was developed by General Instruments for USCI. Another significant project directed by Dr. Batson was the total engineering effort associated with the design, development, implementation, testing, maintenance, and operations of all elements of TI-IN Network, a provider of satellite-based interactive (one-way video/data, two-way audio/data) educational programming. As part of this project, Dr. Batson directed the design, development, and manufacturing of several specialized microprocessor-based equipment items which provided various features such as wireless keypad data response from remote classrooms; customized, automated audio talkback; and addressable hardcopy distribution. One of the most significant projects which Dr. Batson has been responsible for is the design and implementation of a digital video compression system for NTU (National Technological University) that replaced their satellite-based analog system. Dr. Batson was responsible for the design, development, integration/test, and initial manufacturing efforts associated with this project. Dr. Batson has been an adjunct member of the faculties of Rice University and the University of Houston, where he taught graduate courses in space communications, digital communications, statistical communications theory, information theory, estimation theory, and coding theory. He has also developed and taught numerous short courses on topics such as speech processing, video processing, spread spectrum communications, data communications, digital communications, satellite communications, space communications and navigation, and systems engineering. He is a senior member of the IEEE and is a past chairman of the Satellite and Space Communications Committee of the IEEE Communications Society. He served for several years as Editor for Satellite and Space Communications for the IEEE Transactions on Communications and was guest editor of a special issue of the Transactions dealing with Space Shuttle Communications and Tracking. He was Program Chairman of the National Telecommunications Conference (NTC '80) held in Houston in December 1980 and General Chairman of the National Telesystems Conference (NTC '82) held in Galveston, Texas, in 1982. He has also been active in the Instrument Society of America, having served as Director of the Telemetry Division. He is a member of Sigma Xi and Phi Kappa Phi and is a Registered Professional Engineer in the State of Texas. Dr. Batson has published more than fifty papers in practically all areas of communications.

SECTION 16(a) REPORTING

         Section 16(a) of the Exchange Act requires the Company's officers, directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission, and to furnish to the Company copies of such reports. Based solely on the review of copies of the forms received, the Company believes that, during the last fiscal year, all filing requirements under Section 16(a) applicable to its officers, directors and 10% stockholders were timely, except for: Two Form 3's reporting the initial beneficial ownership Dr. H. Dean Cubley and Brian Cubley.

AUDIT COMMITTEE

         The Company's standing audit committee of the Board is comprised of two non-employee independent directors; Dr. H. Dean Cubley and Dr. Bartus H. Batson. The Board has determined that Dr. H. Dean Cubley is an audit committee financial expert and independent as defined by Item 401(h) of Regulation S-K of the Exchange Act. Dr. H. Dean Cubley has served as director and Chairman of ERF Wireless since May 2004. Previously Dr. Cubley served as president, chief executive officer and chairman of Eagle Wireless International, Inc., from March 1996 until 2003. Eagle Wireless International, Inc. changed its name to Eagle Broadband, Inc. and is traded on the American Stock Exchange. Dr. Cubley remains on the Board of Directors of Eagle Broadband, Inc.

CODE OF ETHICS


         The Company did not have a Code of Business Conduct and Ethics as of December 31, 2004. We expect to adopt such a Code within the next few months in conjunction with an expansion of our Board of Directors and will report the adoption of a Code of Business Conduct and Ethics on Form 8-K promptly thereafter.


ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE. The following table sets forth the annual and long-term compensation for services in all capacities for the fiscal years ended December 31, 2004 and 2003, paid to our most highly compensated executive officers.

                           SUMMARY COMPENSATION TABLE

                          ANNUAL COMPENSATION       LONG TERM COMPENSATION

                                                       AWARDS

NAME AND PRINCIPAL        YEAR    SALARY    BONUS    RESTRICTED  SECURITIES     ALL OTHER
POSITION                         (1)                   STOCK     UNDERLYING    COMPENSATION
                                                      AWARD(S)    OPTIONS
R. Greg Smith (1)          2004    $75,000     --           --       --             --
Chief Executive Officer    2003         --     --           --       --             --
and Chief Financial
Officer

(1) Mr. R. Greg Smith joined us on August 1, 2004 as Chief Financial Officer and initially also as Chief Executive Officer. Mr. Smith is paid a base salary of $180,000 per year and is eligible to receive a bonus equal to 1% of the revenues for the most recent 12 month period of each acquisition made by the Company during his employment period. Mr. Smith also is entitled to receive 63,827 shares of our Series A Convertible Preferred Stock, par value $0.01 per share, as consideration for a sign-on bonus at a price of $0.50 per share for total consideration of $31,913.50. The preferred stock is convertible at holders' option at one preferred share for
             18.676347 shares common stock and has a 2:1 liquidation preference and each preferred share has 20 votes. Mr. Smith is also entitled to receive up to 1,000,000 stock options under the Company's 2004 Non-Qualified Stock Option Plan for attainment of certain future cumulative revenue milestone achievements. These options, if any are earned, will have an exercise price of the lowest five day average closing price existing for the Company's common stock during the twelve month period immediately preceding the date of the vesting event.


           AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL
                             YEAR-END OPTION VALUES

         The following table sets forth certain information concerning the number and value of securities underlying exercisable and unexercisable stock options as of the fiscal year ended December 31, 2004 by our executive officers listed in the Summary Compensation Table above.

NAME               NUMBER OF           VALUE       NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                     SHARES          REALIZED     UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS AT
                  ACQUIRED ON                           OPTIONS AT                   MARCH 31, 2004
                    EXERCISE                       DECEMBER 31, 2004 (1)       EXERCISABLE/UNEXERCISABLE
                                                 EXERCISABLE/UNEXERCISABLE

R. Greg Smith (1)     --             $  --                  --                             --

         (1) Mr. Smith has not earned any stock options under his employment agreement as of the date of this filing.

COMPENSATION OF DIRECTORS

         The Company currently compensates directors for their services as directors in the amount of 2,000 shares of common stock for each regularly scheduled Board of Directors Meeting. In addition a fee of 1,000 shares of common stock will be paid for each special telephone Board Meeting called by the Chairman of the Board. In addition, each director will receive options to purchase 25,000 shares of common stock at 115% of the common stock price closing stock price on the day that the Director officially becomes a Director and annually thereafter providing the Director is officially a Director on the anniversary date. The Company did not hold any meetings of the Board of Directors during the period covered by this report and all actions of the Board were done by unanimous consent.

EMPLOYMENT AGREEMENTS

         On August 1, 2004, we entered into a written employment agreement with
R. Greg Smith, our CEO and CFO. The employment agreement was filed with our report on Form 10-QSB for the quarter ended June 30, 2004. Subsequently, we entered an Amended and Restated Employment Agreement with Mr. Smith that modified certain terms and conditions of the original agreement. The Amended and Restated Employment Agreement is attached to this report as an exhibit. Mr. Smith is paid a base salary of $180,000 per year and is eligible to receive a bonus equal to 1% of the revenues for the most recent 12 month period of each acquisition made by the Company during his employment period. Mr. Smith also is entitled to receive 63,827 shares of our Series A Convertible Preferred Stock par value $0.01 per share, as consideration for a sign-on bonus at a price of $0.50 per share for total consideration of $31,913.50. The preferred stock is convertible at holders' option at one preferred share for 18.676347 shares common stock and has a 2:1 liquidation preference and each preferred share has 20 votes. Mr. Smith is also entitled to receive up to 1,000,000 stock options under the Company's 2004 Non-Qualified Stock Option Plan for attainment of certain future cumulative revenue milestone achievements. These options, if any are earned, will have an exercise price of the lowest five day average closing price existing for the Company's common stock during the twelve month period immediately preceding the date of the vesting event. Mr. Smith is subject to a lock-up agreement, which prohibits Mr. Smith from selling shares until August 1, 2006 unless agreed to by the Company in writing.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth certain information, as of December 31, 2004, concerning securities authorized for issuance under the ERF Wireless Stock Option Plan:

ERF WIRELESS NON-PLAN OPTION AND WARRANT GRANTS

         Certain shares of the Company's Series A Convertible Preferred Stock are entitled to be held by one executive officer under an employment agreement outside of any equity compensation plan adopted by ERF Wireless remained outstanding as of March 31, 2005 ("Non-Plan Awards"). Such Non-Plan Awards were made pursuant to the terms of employment agreement and such award was authorized by the board. The Non-Plan Awards have not been approved by our stockholders.

BENEFICIAL OWNERS

         As of March 31, 2005, other than the directors and executive officers and beneficial owners identified in the table under "Directors and Executive Officers" section below, no person owned beneficially more than five percent (5%) of our common stock.

DIRECTORS AND EXECUTIVE OFFICERS

     The following table shows the amount of our capital stock beneficially owned by the directors and executive officers named in the Summary Compensation Table above and by all directors and executive officers as a group as of March 31, 2005. Unless otherwise indicated, beneficial ownership is direct and the person indicated has sole voting and investment power. As of March 31, 2005, we had 4,567,235 shares of common stock outstanding.


                                                         SHARES         PERCENT
                                      TITLE OF        BENEFICIALLY      OF CLASS
NAME AND ADDRESS                       CLASS           OWNED (1)          (1)
Dr. H. Dean Cubley                     Common              200,000        4.4%
2911 South Shore Blvd., Suite 100
League City, Texas 77573
R. Greg Smith                          Common                2,667        0.1%
2911 South Shore Blvd., Suite 100
League City, Texas 77573
Dr. Bartus H. Batson                   Common                   --         --%
c/o ERF Wireless, Inc.
2911 South Shore Blvd., Suite 100
League City, Texas 77573
Christopher J. Futer                   Common              400,000        8.8%
c/o ERF Wireless, Inc.
2911 South Shore Blvd., Suite 100
League City, Texas 77573
Systom Trust Joint Venture             Series A       2,331,240.44      100.0%
c/o ERF Wireless, Inc.                 Preferred
2911 South Shore Blvd., Suite 100      Stock
League City, Texas 77573
Officers and Directors as a Group      Common              202,667        4.5%
(3 Persons)

       *         Less than 1%
       (1) Applicable percentage of ownership is based on 4,567,235 shares of common stock outstanding as of March 31, 2005, together with applicable options for each shareholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of March 31, 2005 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On September 30, 2004, the Company acquired all of the outstanding stock of Eagle R. F. International from four individuals in exchange for 1,000,000 shares of its common stock. Dr. H. Dean Cubley has been a director, Secretary and Treasurer of the Company since May 26, 2004 and served as Interim President from May 26, 2004 until August 14, 2004. Dr. Cubley received 200,000 shares as his portion of the Purchase Price.

         We believe that each of the above referenced transaction was made on terms no less favorable to us than could have been obtained from an unaffiliated third party. Furthermore, any future transactions or loans between us and our officers, directors, principal stockholders or affiliates, and any forgiveness of such loans, will be on terms no less favorable to us than could be obtained from an unaffiliated third party, and will be approved by a majority of our directors.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

a)       Exhibits

EXHIBIT                   DESCRIPTION                          LOCATION
NO.
Exhibit 2.1 Agreement and Plan of Merger between Fleetclean Systems, Inc. and ERF Wireless, Inc. (1)
Exhibit 2.2       Articles of Merger (1)
Exhibit 3.1       Articles of incorporation of ERF Wireless, Inc. (1)
Exhibit 3.1.1 Certificate of Amendment to Articles of incorporation of ERF Wireless, Inc. (1)
Exhibit 3.2       Bylaws of ERF Wireless, Inc. (1)
Exhibit 4.1       Designation of Preferences (1)
Exhibit 10.1      R. Greg Smith Amended and Restated Employment Agreement
Exhibit 10.2 Asset and Liability Contribution Agreement dated March 31, 2004 between Fleetclean Systems, Inc. and Fleetclean Chemicals, Inc. (2)
Exhibit 10.3 Stock Purchase Agreement dated May 15, 2004 between Systom Trust Joint Venture and Kenneth A. Phillips et. al. (3)
Exhibit 10.4 Subscription Agreement dated May 11, 2004 between Fleetclean Systems, Inc. and Systom Trust Joint Venture (3)
Exhibit 10.5 Acquisition Agreement dated May 15, 2004 between Kenneth A. Phillips and Fleetclean Systems, Inc. (3)
Exhibit 10.6      2004 Non-Qualified Stock Compensation Plan (4)
Exhibit 23.01     Independent Auditors' Consent
Exhibit 31.1      Certification of Chief Executive Officer
Exhibit 31.2      Certification of Chief Financial Officer
Exhibit 32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) incorporated by reference from the Form 10-QSB for September 30, 2004; Accession number 1019687-4-2624
(2) incorporated by reference from the Form 10-QSB for June 30, 2004; Accession number 1157523-4-4889
(3) incorporated by reference from the Form 8-K for May 28, 2004; Accession number 1019687-4-1225
(4) incorporated by reference from the Form S-8 filed December 29, 2004; Accession number 1019687-4-2940


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         During the fiscal year ended December 31, 2004, the aggregate fees billed by Lopez, Blevins, Bork & Associates, LLP were as follows:

                                     2004         2003
 Audit Fees                        $18,800         $0
 Audit Related Fees                   $0           $0
 Tax Fees                             $0           $0
 All Other Fees                       $0           $0

         AUDIT FEES. Consists of fees billed for professional services rendered for the audit of our annual consolidated financial statements and review of the quarterly condensed consolidated financial statements and services that are normally provided by Lopez, Blevins, Bork & Associates, LLP, in connection with statutory and regulatory filings or engagements.

         AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees."

         TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

         ALL OTHER FEES. Consists of fees for products and services other than the services reported above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Restated Report to be signed on its behalf by the undersigned, thereunto duly authorized.


ERF WIRELESS, INC.
By /s/ R. Greg Smith
   ----------------------------------------------
   Name: R. Greg Smith
   Title:  Chief Executive Officer and Chief Financial Officer
   Date: April 15,2005


     Pursuant to the requirements of the Securities Exchange Act of 1934, this restated Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                  TITLE                                  DATE
---------                  -----                                  ----

/s/ R. Greg Smith          Chief Executive Officer, Principal     April 15, 2005
                           Executive Officer, Chief Financial
                           Officer, Principal Financial Officer
                           and Director


/s/ Dr. H. Dean Cubley     Chairman of the Board of Directors     April 15, 2005


/s/ Dr. Bartus H. Batson   Director                               April 15, 2005