Form 10QSB
period 2005-03-31
ERF Wireless, Inc.
filed 2005-05-17
CIK 1020646

                 UNITED STATES SECURITIES AND EXCHANGE COMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

Yes |X|  No | |.

As of April 30, 2005, the Company had outstanding 4,716,498 shares of its $.001 par value common stock.

                                PART I - FINANCIAL INFORMATION
                                 ITEM 1. FINANCIAL STATEMENTS

                                      ERF WIRELESS, INC.
                                  CONSOLIDATED BALANCE SHEET
                                        March 31, 2005
                                          (unaudited)
                              ($ in thousands except share data)


                                     ASSETS
Current assets:
  Cash and cash equivalents                                                                $8
  Securities available for sale                                                             7
  Accounts receivable, net                                                                 11
  Inventories                                                                              36
  Prepaid expenses and other                                                                6
                                                                                -------------
    Total current assets                                                                   68
                                                                                -------------

  Property and equipment                                                                  182
  Less: accumulated depreciation                                                          (20)
                                                                                -------------
    Total Property and Equipment                                                          162
                                                                                -------------

Other assets:
  Other assets                                                                              3
                                                                                -------------
     Total other assets                                                                     3
                                                                                -------------

                                                                                -------------
                             TOTAL ASSETS                                                $233
                                                                                =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                        $59
  Deferred revenue                                                                          9
  Accrued expenses and other liabilities                                                   85
                                                                                -------------
    Total current liabilities                                                             153
                                                                                -------------

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 475,000,000 shares authorized, 4,611,547
shares issued and outstanding                                                               5
Preferred Stock, $.001 par value, 25,000,000
shares authorized, 2,804,296 shares issued and outstanding                                  3
Additional paid in capital                                                              2,289
Accumulated deficit                                                                    (2,217)
                                                                                -------------
  Total Stockholders' Equity                                                               80
                                                                                -------------

                                                                                -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $233
                                                                                =============


See accompanying summary of accounting policies and notes to consolidated financial statements


                                               2

                               ERF WIRELESS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE PERIODS ENDED MARCH 31, 2005 AND 2004
                                   (unaudited)
              ($ in thousands except share data and loss per share)

                                                  Three months     Three months
                                                     Ended            Ended
                                                      2005             2004
                                                 -------------    -------------
Net sales                                        $         109    $          72
Cost of goods sold                                          33               16
                                                 -------------    -------------
Gross profit                                                76               56
                                                 -------------    -------------
Operating expenses:
  Selling, general and administrative                      537              137
  Depreciation and amortization                              6                3
                                                 -------------    -------------
Total Operating expenses                                   543              140
                                                 -------------    -------------

Net loss                                                  (467)             (84)
                                                 -------------    -------------


Deemed dividend related to beneficial
conversion feature of preferred stock                      237                -
                                                 -------------    -------------

Net loss applicable to common shareholders       $        (704)   $         (84)
                                                 =============    =============

Net income (loss) per share:
                                                 -------------    -------------
  Basic                                          ($       0.16)   ($       0.08)
                                                 =============    =============
  Diluted                                        ($       0.16)   ($       0.08)
                                                 =============    =============

Weighted average shares outstanding:
  Basic and diluted                                  4,535,000        1,000,000
                                                 =============    =============

See accompanying summary of accounting policies and notes to financial statements

                                                         ERF WIRELESS, INC.
                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                     FOR THE PERIODS ENDED MARCH 31, 2005 AND DECEMBER 31, 2004
                                                             (unaudited)
                                                          ($ in thousands)


                                                                                 Additional              Accumulated      Total
                                             Common Stock      Preferred Stock     Paid In    Retained  Comprehensive  Shareholders'
                                           Shares     Value    Shares    Value     Capital    Earnings      Income        Equity
                                        -------------------------------------------------------------------------------------------
Balance, December 31, 2003                  1,000    $    1     1,000    $    1    $     -    $    (43)    $   (2)      $   (43)
                                        -------------------------------------------------------------------------------------------
Activity                                    3,487         4     1,331         1      1,523      (1,469)         2            61
                                        -------------------------------------------------------------------------------------------
Balance, December 31, 2004                  4,487         5     2,331         2      1,523      (1,512)         0       $    18
                                        -------------------------------------------------------------------------------------------
For Services And Compensation                  33         0                            155                                  155
For Retirement of Debt and Liabilities                            473         1        236                                  237
Conversion value of convertible
  preferred stock                                                                      237        (237)                       -
Sale of Common Stock                           93         0                            137                                  138
Unrealized Holdings Gains and Losses                                                                            0             0
Net loss                                                                                      $   (468)                    (468)
                                        -------------------------------------------------------------------------------------------
Balance, March 31, 2005                     4,612     $   5     2,804     $   3   $  2,289    $ (2,217)    $    0       $    80
                                        -------------------------------------------------------------------------------------------


See accompanying summary of accounting policies and notes to financial statements


                                                                  4

                                            ERF WIRELESS, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     FOR THE PERIODS ENDED MARCH 31,
                                               (unaudited)
                                             ($ in thousands)


                                                                                     2005         2004
                                                                                  ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                                        $    (468)   $     (84)
    Adjustments to reconcile net loss to cash used in operating activities:
     Depreciation and amortization                                                        6            3
     Stock issued for services rendered                                                 155            -
Changes in operating assets and liabilities:
  Accounts receivable                                                                   (11)          (7)
  Inventory                                                                              (2)         (13)
  Prepaid expenses and other assets                                                      (1)           2
  Accounts payable and accrued expenses                                                  41          (42)
                                                                                  ---------    ---------
NET CASH USED IN OPERATING ACTIVITIES                                                  (280)        (141)
                                                                                  ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                    (91)          34

                                                                                  ---------    ---------
NET CASH (USED)/PROVIDED IN INVESTING ACTIVITIES                                        (91)          34
                                                                                  ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of preferred & common stock                                        373            -
  Increase/(Decrease) in Notes Payable & Long-term Debt                                   -          106
                                                                                  ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                               373          106
                                                                                  ---------    ---------
NET INCREASE/(DECREASE) IN CASH                                                           2           (1)
                                                                                  ---------    ---------
Cash, beginning of period                                                                 6            8
                                                                                  ---------    ---------
Cash, end of period                                                               $       8    $       7
                                                                                  =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                                     $       -    $       -
                                                                                  =========    =========
Income taxes paid                                                                 $       -    $       -
                                                                                  =========    =========

See accompanying summary of accounting policies and notes to financial statements


                                                    5

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

BASIS OF ACCOUNTING

The Company maintains its accounts on the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America. The accompanying financial statements of ERF Wireless, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the Company's Form 8-K filed with the Securities and Exchange Commission on May 28, 2004, the Company's Form 10-QSB filed on August 20, 2004, the Company's Form 8-K filed on October 1, 2004, the Company's Form 8-K filed on October 15, 2004, the Company's 10-QSB filed on November 22, 2004 and the Company's 10-KSB filed on April 15, 2005. The Company filed the historical financial statements as of December 31, 2003 and the two years then ended in a Form 8-K/A on December 14, 2004. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

SECURITIES HELD FOR RESALE

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

DEFERRED REVENUES

Revenues that are billed in advance of services being completed are deferred until the conclusion of the period of the service for which the advance billing relates. Deferred revenues are included on the balance sheet as a current liability until the service is performed and then recognized in the period in which the service is completed. The Company's deferred revenues consist of billings in advance of services being rendered for its wireless broadband and paging customers and, accordingly, are deferred and recognized monthly as earned. The Company had deferred revenues of $9,000 as of March 31, 2005.

INVENTORIES

Inventories are valued at the lower of cost or market. The cost is determined by using the Average Cost method. Inventories consist of the following items, in thousands:

                                             March 31,
                                               2005
                                             ---------
                  Wireless Broadband         $      12
                  Cellular and Paging               24
                                             ---------
                                             $      36
                                             =========

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

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods ended March 2004 and 2005, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

In March 2004, the FASB issued a proposed Statement, "Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95," that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using the intrinsic method that the Company currently uses and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of operations. The effective date of the proposed standard is for periods beginning after December 15, 2005. It is expected that the final standard will be issued before December 31, 2004 and should it be finalized in its current form, it will have a significant impact on the consolidated statement of operations as the Company will be required to expense the fair value of stock option grants and stock purchases under employee stock purchase plan.

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

In December 2004, the FASB, issued a revision to SFAS 123, also known as SFAS 123R, that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method. SFAS 123R's effective date would be applicable for awards that are granted, modified, become vested, or settled in cash in interim or annual periods beginning after December 15, 2005. SFAS 123R includes three transition methods: one that provides for prospective application and two that provide for retrospective application. The Company intends to adopt SFAS 123R prospectively commencing in the third quarter of the fiscal year ending December 31, 2005. It is expected that the adoption of SFAS 123R will cause the Company to record, as expense each quarter, a non-cash accounting charge approximating the fair value of such share based compensation meeting the criteria outlined in the provisions of SFAS 123R.


NOTE 2 - REVERSE ACQUISITION AND DEBT CONVERSION

On September 30, 2004, the Company entered into a Stock Purchase Agreement with four individuals that owned 100% of the outstanding capital stock of Eagle R. F. International, Inc., a Texas corporation. The Company issued 1,000,000 shares of its $.001 par value common stock to these individuals as the Purchase Price in exchange for 100% of the capital stock of Eagle R.F. International. The transaction closed on September 30, 2004. The operations of Eagle R.F. International, Inc. now operate as an operating division of the Company. The division operates a retail outlet in San Antonio, Texas and has a customer base of several thousand wireless customers in Texas, Oklahoma and Louisiana. The division's customer base consists of both narrowband and broadband wireless subscribers. As part of the transaction, the Company signed a Debt Conversion and Funding Agreement with the divisions Investors.

The Investors converted their existing debt and provided the Company with additional cash during the fourth quarter ended December 31, 2004, aggregating $750,000 in exchange for 1,500,000 shares of Series A Convertible Preferred Stock (the "Series A"). At December 31, 2004 the Company had 2,500,000 shares of Series A authorized of which 1,000,000 shares were issued and outstanding prior to the transaction. As of December 31, 2004 the Company issued 1,500,000 shares of Series A to the Investors for 750,000 under the Debt Conversion and Funding Agreement. The Series A conversion feature allows each Series A share to convert into 18.676347 shares of common stock at the sole option of the holder following 65 day written notice of conversion to the Company. Accordingly, the Debt Conversion and Funding Agreement could cause the Company to issue an additional 28,014,521 shares of its common stock.

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

At March 31, 2005, the Company was obligated to issue 473,055 shares of its Series A for the conversion of $236,528 in debt owed to these same Investors. The Company recorded a deemed dividend on the beneficial conversion of the 473,055 shares of Series A Preferred Stock that was limited to the amount of consideration received totaling $236,528 in the quarter ended March 31, 2005.

As of March 31, 2005 the Company increased its authorized Series A preferred to 5,000,000 of which 2,804,000 shares were issued and outstanding following the conversion of approximately $237,000 in debt owed to Investors. Moreover, the Investors can acquire up to 1,026,000 additional shares of Series A under the Addendum To Debt Conversion and Funding Agreement at $.50 per share of Series A. The Series A preferred stock is convertible at holders' option at one preferred share for 18.676347 shares common stock and has a 2:1 liquidation preference and each preferred share has 20 votes. Accordingly, the Addendum to Debt Conversion and Funding Agreement could cause the Company to issue an additional 56,029,041 shares of its common stock.


NOTE 3 - PROPERTY AND EQUIPMENT:

Components of property, plant, and equipment, at March 31, 2005 consist of the following items, in thousands:

    Equipment                                               $        63
    Office Furniture and equipment                                   46
    Computer equipment                                               56
    Vehicles                                                          1
    Leasehold improvements                                           16
                                                            -----------
                                                                    182
    Less: accumulated depreciation and amortization                 (20)
                                                            -----------
                                                            $       162
                                                            ===========

Depreciation and amortization expense was approximately $6,000 and $3,000 for the three months ended March 31, 2005 and 2004, respectively.

NOTE 4 - CAPITAL STOCK

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

As of March 31, 2005, the Company had 4,611,547 shares of its $.001 par value common stock issued and outstanding.

As of December 31, 2004 the Company had 2,500,000 shares of Series A authorized of which 2,331,240.44 shares were issued and outstanding following (1) the conversion of 168,759.56 shares discussed immediately above and (2) the issuance of 974,285 shares of Series A for the conversion of $487,142.33 in debt owed to Investors by Eagle R. F. International, Inc.

As of March 31, 2005 the Company increased its authorized Series A preferred to 5,000,000 of which 2,804,000 shares were issued and outstanding following the conversion of approximately $237,000 in debt owed to Investors. Moreover, the Investors can acquire up to 1,026,000 additional shares of Series A under the Addendum To Debt Conversion and Funding Agreement at $.50 per share of Series A. The Series A preferred stock is convertible at holders' option at one preferred share for 18.676347 shares common stock and has a 2:1 liquidation preference and each preferred share has 20 votes. Accordingly, the Addendum to Debt Conversion and Funding Agreement could cause the Company to issue an additional 56,029,041 shares of its common stock.

NOTE 5 - INVESTOR ADVANCES

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

As of March 31, 2005, the Company executed an Addendum to the Debt Conversion and Funding Agreement; allowing the Company to issue an additional 1,500,000 shares of Series A to the Investors for an additional $750,000 in aggregate proceeds. The Company issued an additional 473,000 shares of its Series A Preferred Stock against this addendum in exchange for the conversion of $237,000 in advances during the three months ended March 31, 2005.


NOTE 6 - COMMITMENTS:

LEASES AND LICENSE AGREEMENTS

For the twelve months ending December 31, 2004, and December 31, 2003, rental expenses of approximately $70,000 and $12,000 respectively, were incurred. For the three months ended March 31, 2005 and March 31, 2004, rental expenses of approximately 23,000 and $18,000, respectively were incurred.

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

Future obligations under the non-cancelable lease terms areas follows:

          Period Ending December 31,           Amount
                                             ----------
                    2005                     $  138,783
                    2006                        132,633
                    2007                        108,410
                    2008                        109,745
                    2009                        109,745
                                             ----------
                   Total                     $  599,316
                                             ==========

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

CONSULTING AGREEMENT

On March 1, 2005, the Company entered into a one-year professional services agreement with Synchton Incorporated. The agreement requires Synchton to provide one or more consultants for a total of 100 hours per month. The Company is obligated to pay Synchton $12,000 per month in cash or registered, unrestricted stock. Synchton's President is Scott A. Cubley, an adult son of Dr. H. Dean Cubley, the Company's Chairman of the Board of Directors.


NOTE 7 - MAJOR CUSTOMERS

The Company had gross sales of $109,000 and 72,000 for the three months ended March 31, 2005 and March 31, 2004, respectively. The Company had one customer that represented approximately 21% of the gross sales in the three months ended March 31, 2005.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This discussion and analysis as of March 31, 2005 and for the three-month periods ended March 31, 2005 and 2004 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report.

Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial conditions, or state other forward looking information. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as, "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statement. Factors that might cause or contribute to such a discrepancy include, but are not limited to the risks discussed in our other SEC filings, including those in our annual report on Form 10-KSB for the year ended December 31, 2004. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

EMPLOYEES

As of March 31, 2005, we employed 14 full-time employees and 4 consultants. We have no collective bargaining agreements with our employees.

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


RESULTS OF OPERATIONS

Three Months Ended March 31, 2005, Compared to the Three Months Ended March 31, 2004

The following table sets forth summarized consolidated financial information for the three months ended March 31, 2005, and March 31, 2004:

Condensed Financial Information
-------------------------------

                                 Three Months Ended
                                      March 31,
                            ---------------------------
($ in thousands)              2005     2004    $ Change
                              ----     ----    --------

Total Sales                      109        72      37
Cost of Goods Sold                33        16      17
                            ---------------------------
Gross Profit                      76        56      20
                            ---------------------------
   % of Total Sales              70%       78%     54%
Operating Expenses               543       140     403
                            ---------------------------
Loss from Operations            -467       -84    -383
                            ---------------------------
Other Income (Expense)             0         0       0
                            ---------------------------
Net Loss                        -467       -84    -383
                            ===========================
Unrealized Holding Loss            0         0       0
                            ---------------------------
Other Comprehensive Loss        -467       -84    -383
                            ===========================

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

During the quarter ended March 31, 2005, the Company's operating expenses increased significantly over prior periods as the Company began building its corporate, information systems and operations infrastructures to accommodate for planned acquisitions that are currently in various stages of negotiations. The Company expects to complete two or more of such acquisitions currently in negotiations prior to filing its Form 10-QSB for the period ended June 30, 2005.

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

The Company did not have any ongoing business operations for the predecessor entity, Fleetclean Systems, Inc., for the quarters ended September 30, 2004 and December 31, 2004, given that the Company transferred and sold all assets and certain liabilities in the acquisition agreement with the Company's former President, Kenneth A. Phillips, and accordingly its Critical Account Policies and Estimates, comparative results, cash flows and discussion of liquidity and capital resources are thus limited in scope and content to the acquired operations of Eagle R. F. International, Inc via a reverse acquisition for accounting purposes, as discussed in Note 2 to the Financial Statements.

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

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004

REVENUES

The Company had revenues of $109,000 from operations for the three month period ended March 31, 2005 as compared to $72,000 for the three month period ended March 31, 2004. The increase in revenues for this respective period comparison was primarily attributable to the completion of a major broadband wireless network in a master planned development during the quarter ended March 31, 2005.

COST OF GOODS SOLD

The Company had cost of goods sold of $33,000 from operations for the three month period ended March 31, 2005 as compared to $16,000 for the three month period ended March 31, 2004. The increase in cost of goods sold for this respective period comparison was primarily attributable to the completion of the major broadband wireless network in a master planned development during the quarter ended March 31, 2005.

OPERATING EXPENSES

With respect to the Company's consolidated operations, the Company reported operating expenses totaling $543,000 for the three months ended March 31, 2005 as compared to $140,000 for the three months ended March 31, 2004. The increase in operating expenses for this respective period comparison was primarily attributable to increases related to the expansion of the Company's corporate, information systems and operations infrastructures to accommodate for planned acquisitions that are currently in various stages of negotiations.

The Company's operating expenses for the three month period ended March 31, 2005 were primarily attributable to selling, general and administrative costs including personnel related costs, legal, accounting, information systems and other professional costs incurred in connection with the Company's planned execution of acquisitions currently in negotiations.

NET LOSS

For the three months ended March 31, 2005, our net loss was $467,000 compared to a net loss of $84,000 for the three months ended March 31, 2004. The increase in loss for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 was attributable to the factors discussed immediately above.

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS

For the three months ended March 31, 2005, our net loss applicable to common shareholders was $704,000 compared to a net loss of $84,000 for the three months ended March 31, 2004. The Company's Net Loss Applicable to Common Shareholders included a deemed dividend on the beneficial conversion of the 473,055 shares of Series A Preferred Stock that was limited to the amount of consideration received totaling $236,528 in the quarter ended March 31, 2005.

CASH FLOWS

Our operating activities for ongoing operations used net cash of $276,000 in the three months ended March 31, 2005 as compared to using $141,000 in the three month period ended March 31, 2004. Net cash used by operating activities in the three months ended March 31, 2005 resulted primarily from the net operating losses of $468,000 for the operating period; reduced by common stock that was issued for services rendered as opposed to cash and further reduced by a decrease in funds used for general working capital requirements.

Our investing activities used net cash of $95,000 in the three months ended March 31, 2005 compared to $34,000 of cash provided in the three months ended March 31, 2004. The cash used is attributable to the acquisition of operating assets during the three months ended March 31, 2005.

Our financing activities provided net cash of $373,000 in the three months ended March 31, 2005 compared to $106,000 of cash provided in the three months ended March 31, 2004. The cash provided in the three months ended March 31, 2005 was primarily associated with the Investor Advances discussed in Note 4 herein that were converted to equity on March 31, 2005 and proceeds received from the Company's Private Placement Memorandum dated January 1, 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, we had cash and securities available for sale of $16,000 and a working capital deficit of $85,000. The Company's current cash and cash equivalents, including net proceeds received during the quarter ended March 31, 2005, will not be sufficient to fund anticipated operations for the next twelve months. As a component of the restructuring discussed in the Notes to the consolidated financial statements included herewith, the Company signed a Debt Conversion and Funding Agreement with the subsidiaries investors. The Investors converted their existing debt and provided the Company with additional cash during the year ended December 31, 2004 in exchange for 1,500,000 shares of Series A Convertible Preferred Stock (the "Series A"). These same investors have continued to fund the Company's working capital needs pursuant to an Addendum to the Debt Conversion and Funding Agreement whereby which certain investors have agreed to provide the Company with up to $750,000 in additional cash during the period beginning January 1, 2005 in exchange for up to 1,500,000 shares of Series A Convertible Preferred Stock. The Company received $236,528 against this amended Debt Conversion and Funding Agreement in the quarter ended March 31, 2005.

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
                               ===============    ================   =================   ================   =================

The Company's contractual obligations consist of certain off-balance-sheet obligations for office space operating leases requiring future minimal commitments under non-cancelable leases. Please see non-cancelable leases as described in Note 6 to the Company's financial statements under the heading Commitments.

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

WE HAVE A LIMITED OPERATING HISTORY WITH SIGNIFICANT LOSSES AND EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE

We have incurred annual operating losses since our inception. As a result, at March 31, 2005, we had an accumulated deficit of $2,217,000. Our gross revenues for the twelve months ended December 31, 2004, were $325,000, with a loss from operations of $719,000 and a net loss applicable to common shareholders of $1,469,000. Our gross revenues for the three months ended March 31, 2005, were $109,000, with a loss from operations of $467,000 and a net loss applicable to common shareholders of $704,000.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES.

On April 8, 2005, the Company issued 91,668 shares of its $.001 par value common stock against $137,500 in funds sold during the period ended March 31, 2005 against the Company's Private Placement Memorandum dated January 1, 2005. In addition to the shares of common stock, the investor will receive a Class A Warrant and a Class B Warrant for each share of common stock purchased. The Class A Warrant has an exercise price of $5.00 per share and the Class B Warrant has an exercise price of $7.50 per share. Each warrant allow the holder to purchase one share of common stock at the exercise price. The Company is relying upon the following facts in its determination that the issuance of shares under the Stock Purchase Agreement is an exempt transaction under Section 4(2) of the Securities Act for "transactions by an issuer not involving any public offering. "There was no general solicitation or general advertising. There were four purchasers. There was an opportunity for all purchaser to ask questions and receive answers concerning the terms and conditions of the offering. The purchasers were accredited investors and all have such knowledge and experience in financial and business matters as to be capable of evaluating alone the merits and risks of the prospective investment. All certificates for shares contained a Rule 144 legend."

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

None.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

EXHIBIT NO.             IDENTIFICATION OF EXHIBIT

   Exhibit 2.1 Agreement and Plan of Merger between Fleetclean Systems, Inc. and ERF Wireless, Inc. (1)
   Exhibit 2.2      Articles of Merger (1)
   Exhibit 3.1      Articles of incorporation of ERF Wireless, Inc. (1)
   Exhibit 3.1.1 Certificate of Amendment to Articles of incorporation of ERF Wireless, Inc. (1)
   Exhibit 3.2      Bylaws of ERF Wireless, Inc. (1)
   Exhibit 4.1      Designation of Preferences (1)
   Exhibit 4.2 Amendment to Certificate of Designation of Series A Convertible Preferred Stock
   Exhibit 10.1     R. Greg Smith Amended and Restated Employment Agreement (5)
   Exhibit 10.2 Asset and Liability Contribution Agreement dated March 31, 2004 between Fleetclean Systems, Inc. and Fleetclean Chemicals, Inc. (2)
   Exhibit 10.3 Stock Purchase Agreement dated May 15, 2004 between Systom Trust Joint Venture and Kenneth A. Phillips et. al. (3)
   Exhibit 10.4 Subscription Agreement dated May 11, 2004 between Fleetclean Systems, Inc. and Systom Trust Joint Venture (3)
   Exhibit 10.5 Acquisition Agreement dated May 15, 2004 between Kenneth A. Phillips and Fleetclean Systems, Inc. (3)
   Exhibit 10.6     2004 Non-Qualified Stock Compensation Plan (4)
   Exhibit 31.1     Certification of Chief Executive Officer
   Exhibit 31.2     Certification of Chief Financial Officer
   Exhibit 32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) incorporated by reference from the Form 10-QSB for September 30, 2004; Accession number 1019687-4-2624
(2) incorporated by reference from the Form 10-QSB for June 30, 2004; Accession number 1157523-4-4889
(3) incorporated by reference from the Form 8-K for May 28, 2004; Accession number 1019687-4-1225
(4) incorporated by reference from the Form S-8 filed December 29, 2004; Accession number 1019687-4-2940
(5) incorporated by reference from the Form 10-KSB for December 31, 2004; Accession number 1019687-1-1049


(B)  REPORTS ON FORM 8-K

The following current reports on Form 8-K were filed during the three months ended March 31, 2005:

A report on Form 8-K, announcing information under Item 5.02 of the report, was filed on March 15, 2005.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ERF Wireless, Inc.

Date:    May 16, 2005

By:      /s/ R. Greg Smith
         -------------------
         R. Greg Smith,
         Chief Executive Officer and Chief Financial Officer
         (Principal Executive Officer and Principal Financial
         and Accounting Officer)