Form 10QSB
period 2005-06-30
ERF Wireless, Inc.
filed 2005-08-15
CIK 1020646

                 UNITED STATES SECURITIES AND EXCHANGE COMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

                                       OR

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

Yes |X|  No | |.

As of July 31, 2005, the Company had outstanding 5,997,701 shares of its $.001 par value common stock.

                              PART I - FINANCIAL INFORMATION
                               ITEM 1. FINANCIAL STATEMENTS

                                    ERF WIRELESS, INC.
                               CONSOLIDATED BALANCE SHEETS
                           JUNE 30, 2005 AND DECEMBER 31, 2004
                                       (Unaudited)
                            ($ in thousands except share data)


                                                                 JUNE 30,    DECEMBER 31,
                                                                   2005          2004
                                                                 --------      --------

                                          ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                      $    39       $     6
  Securities available for sale                                        8             7
  Accounts receivable, net                                            13            --
  Inventories                                                         31            34
  Prepaid expenses                                                    31             8
                                                                 --------      --------
      TOTAL CURRENT ASSETS                                           122            55
                                                                 --------      --------

PROPERTY AND EQUIPMENT
  Operating equipment                                                235            91
  Less accumulated depreciation                                      (29)          (14)
                                                                 --------      --------
      TOTAL PROPERTY AND EQUIPMENT                                   206            77
                                                                 --------      --------


                                                                 --------      --------
TOTAL ASSETS                                                     $   328       $   132
                                                                 ========      ========

                           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                               $    72       $    76
  Accrued expenses                                                    49            24
  Deferred revenue                                                    11            12
                                                                 --------      --------
      TOTAL CURRENT LIABILITIES                                      132           112
                                                                 --------      --------

COMMITMENTS AND CONTINGENT LIABILITIES

  Long-Term notes payable                                             --             2
  Deferred revenue                                                    26            --
                                                                 --------      --------
      TOTAL LONG TERM  LIABILITIES                                    26             2

SHAREHOLDERS' EQUITY:
  Preferred stock - $.001 par value
    Authorized  25,000,000 shares
    Issued and Outstanding at June 30, 2005 and                        4             2
    December 31, 2004, 3,583,083 and 2,331,241 respectively
  Common stock - $.001 par value
    Authorized 475,000,000 shares
    Issued and outstanding at June 30, 2005, and
    December 31, 2004, 4,686,618 and 4,486,551 respectively            5             5
  Additional paid in capital                                       3,256         1,523
  Accumulated deficit                                             (3,096)       (1,512)
  Accumulated comprehensive income (loss)                              1            --
                                                                 --------      --------
      TOTAL SHAREHOLDERS' EQUITY                                     170            18
                                                                 --------      --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $   328       $   132
                                                                 ========      ========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.




                                        ERF WIRELESS, INC.
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE PERIODS ENDED JUNE 30, 2005 AND 2004
                                            (Unaudited)
                       ($ in thousands except share data and loss per share)


                                                    FOR THE THREE               FOR THE SIX
                                                 MONTHS ENDED JUNE 30,      MONTHS ENDED JUNE 30,
                                                ----------------------      ----------------------
                                                  2005          2004          2005          2004
                                                --------      --------      --------      --------
SALES:
  Sales                                         $    92       $    80       $   201       $   152
                                                --------      --------      --------      --------
TOTAL SALES                                          92            80           201           152
                                                --------      --------      --------      --------

COSTS OF GOODS SOLD:
  Cost of goods sold                                 46            26            79            42
                                                --------      --------      --------      --------
TOTAL COSTS OF GOODS SOLD                            46            26            79            42
                                                --------      --------      --------      --------
GROSS PROFIT                                         46            54           122           110
                                                --------      --------      --------      --------

OPERATING EXPENSES:
    Selling, general and administrative             527           140         1,065           278
    Depreciation and amortization                    10             3            15             6
                                                --------      --------      --------      --------
TOTAL OPERATING EXPENSES                            537           143         1,080           284
                                                --------      --------      --------      --------

LOSS FROM OPERATIONS                               (491)          (89)         (958)         (174)
                                                --------      --------      --------      --------

NET LOSS                                           (491)          (89)         (958)         (174)
                                                --------      --------      --------      --------

OTHER COMPREHENSIVE LOSS:
  Unrealized holding gain (loss)                      1            (1)            1            --
                                                --------      --------      --------      --------
TOTAL OTHER COMPREHENSIVE LOSS                     (490)          (90)         (957)         (174)
                                                ========      ========      ========      ========

Deemed dividend related to beneficial
     conversion feature of preferred stock         (389)                       (626)
                                                ========      ========      ========      ========
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS      $  (879)      $   (90)      $(1,583)      $  (174)
                                                ========      ========      ========      ========

NET LOSS PER COMMON SHARE:
  Basic                                         $ (0.11)      $ (0.09)      $ (0.21)      $ (0.17)
  Diluted                                       $ (0.11)      $ (0.09)      $ (0.21)      $ (0.17)


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.




                                                         ERF WIRELESS, INC.
                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                     FOR THE PERIODS ENDED JUNE 30, 2005 AND DECEMBER 31, 2004
                                                            (Unaudited)
                                                         ($ in thousands)


                                            COMMON STOCK            PREFERRED      ADDITIONAL            ACCUMULATED     TOTAL
                                       --------------------   -------------------   PAID IN    RETAINED COMPREHENSIVE SHAREHOLDERS'
                                        SHARES      VALUE       STOCK      VALUE    CAPITAL    EARNINGS     INCOME      EQUITY
                                       --------   --------    --------   --------   --------   --------    --------    --------
TOTAL SHAREHOLDERS' EQUITY
   AS OF DECEMBER 31, 2003               1,000    $     1       1,000    $     1    $    --    $   (43)    $    (2)    $   (43)
                                       --------   --------    --------   --------   --------   --------    --------    --------
Activity                                 3,487          4       1,331          1      1,523     (1,469)          2          61

TOTAL SHAREHOLDERS' EQUITY
   AS OF DECEMBER 31, 2004               4,487          5       2,331          2      1,523     (1,512)         --          18
                                       --------   --------    --------   --------   --------   --------    --------    --------

Net loss                                    --         --          --         --         --       (958)         --        (958)

New stock issued to shareholders:
For services, compensation and
      liabilities                           75         --          --         --        314         --          --         314
For retirement of debt                                 --       1,252          2        625         --         --          627
Conversion value of convertible
      preferred stock                                                                   626       (626)
Proceeds from sale of common stock, net    125         --          --         --        168         --          --         168
Unrealized holding loss                     --         --          --         --         --                      1           1
                                       --------   --------    --------   --------   --------   --------    --------    --------
TOTAL SHAREHOLDERS' EQUITY
    AS OF JUNE 30,  2005                 4,687    $     5       3,583    $     4    $ 3,256    $(3,096)    $     1     $   170
                                       ========   ========    ========   ========   ========   ========    ========    ========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.




                               ERF WIRELESS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE PERIODS ENDED JUNE 30, 2005 AND 2004,
                                   (Unaudited)
                                ($ in thousands)


                                                        FOR THE SIX MONTHS ENDED
                                                        ------------------------
                                                           JUNE 30,   JUNE 30,
                                                            2005        2004
                                                           ------      ------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   $(958)      $(169)
                                                           ------      ------

Adjustments to reconcile net loss to net cash
Used by operating activities:
  Depreciation and amortization                               15           6
  Stock issued for services rendered                         314
  (Increase)/decrease in accounts receivable, net            (13)         (2)
  (Increase)/decrease in inventories                           3         (28)
  (Increase)/decrease in prepaid expenses                    (23)          2
  Increase/(decrease) in accounts payable                     (4)          4
  Increase/(decrease) in accrued expenses                     25         (43)
                                                           ------      ------
    Total Adjustment                                         317         (61)
                                                           ------      ------
NET CASH USED BY OPERATING ACTIVITIES                       (641)       (230)
                                                           ------      ------

CASH FLOWS FROM INVESTING ACTIVITIES
  (Purchase)/disposal of property and equipment             (111)        (15)
  Increase/(decrease) in marketable securities                (1)         --
                                                           ------      ------
NET CASH USED BY INVESTING ACTIVITIES                       (112)        (15)
                                                           ------      ------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase/(decrease) in notes payable and long-term debt     (2)        270
  Increase/(decrease) in deferred revenue                     (7)         --
  Proceeds from preferred stock convertible debenture        627          --
  Proceeds from sale of common stock, net                    168          --
                                                           ------      ------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    786         270
                                                           ------      ------

NET INCREASE IN CASH                                          33          25
CASH AT THE BEGINNING OF THE PERIOD                            6           8
                                                           ------      ------
CASH AT THE END OF THE PERIOD                              $  39       $  33
                                                           ======      ======


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                        5

                               ERF WIRELESS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

NATURE OF THE COMPANY

ERF Wireless, Inc. (the Company), a fully reporting public company trading on the Nasdaq OTC Electronic Bulletin Board under the symbol "ERFW.OB", provides wireless communications products and services on a nationwide basis; including the Company's core focus of providing reliable, high-speed wireless broadband Internet services. The Company has formed four operating divisions to provide solutions and services to different segments of the wireless industry. The Company's Enterprise Networks Division was formed to serve enterprise customers, private entities, cities, unincorporated municipalities and the general public. The Company's Bundled Wireless Services Division was formed to provide wireless broadband products and services, including Internet, voice, data, security and video services, and is in the early stages of building or acquiring a seamless wireless broadband network throughout North America to serve private entities, cities, municipalities and the general public. The Company's Wireless Messaging Division provides wireless broadband system design and implementation, manufacturers and supplies high-power infrastructure equipment to the paging and mobile industry and owns and operates a wide-area messaging service (one- and two-way cellular and paging retail). The Company's Network Operations Division provides the overall day-to-day operations, maintenance, upgrading, 24/7 monitoring and expansion of all wireless broadband networks that the Company constructs, acquires, maintains and administers.

BASIS OF ACCOUNTING

The Company maintains its accounts on the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America. The accompanying financial statements of ERF Wireless, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

SECURITIES HELD FOR RESALE

Investments in public companies are classified as available-for-sale and are adjusted to their fair market value with unrealized gains and losses, net of tax, recorded as a component of accumulated comprehensive income. Upon disposition of these investments, the specific identification method is used to determine the cost basis in computing realized gains or losses, which are reported in other income and expense. Declines in value that are judged to be other than temporary are reported in other comprehensive income and expense.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Earnings are charged with a provision for doubtful accounts based on a current review of collectibility of accounts receivable. Accounts deemed uncollectible are applied against the allowance for doubtful accounts.

DEFERRED REVENUES

Revenues that are billed in advance of services being completed are deferred until the conclusion of the period of the service for which the advance billing relates. Deferred revenues are included on the balance sheet as a current liability until the service is performed and then recognized in the period in which the service is completed. The Company's deferred revenues consist of billings in advance of services being rendered for its wireless broadband and paging customers and, accordingly, are deferred and recognized monthly as earned. The Company had deferred revenues of $37,000 as of June 30, 2005.

INVENTORIES

Inventories are valued at the lower of cost or market. The cost is determined by using the Average Cost method. Inventories consist of the following items, in thousands:

                                               2005
                                            ----------
          Paging wholesale                  $       3
          Wireless broadband wholesale             11
          Retail location                          17
                                            ----------
          Total                             $      31
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

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods ended June 2004 and 2005, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

RECENT ACCOUNTING PRONOUNCEMENTS:

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


NOTE 2 - ACCOUNTS RECEIVABLE

Accounts Receivable consists of the following (in thousands):

                                           June 30,             December 31,
                                            2005                    2004
                                        --------------         -------------
Accounts receivable                     $          14          $         43
Allowance for doubtful accounts                    (1)                  (43)
                                        --------------         -------------
Accounts receivable, net                $          13          $          -
                                        ==============         =============

Allowance for doubtful accounts
 percentage of accounts receivable                 7%                   100%

NOTE 3 - PROPERTY AND EQUIPMENT:

Components of property, plant, and equipment, consist of the following items, in thousands:

                                                  June 30,   December 31,
                                                    2005        2004
                                                   ------      ------
          Automobile                               $   1       $   1
          Operating equipment                        101          63
          Office furniture and equipment              60           8
          Leasehold improvements                      15          15
          Computer equipment                          58           4
                                                   ------      ------
          Total property, plant and equipment        235          91
          Less accumulated depreciation              (29)        (14)
                                                   ------      ------
          Net property, plant and equipment        $ 206       $  77
                                                   ======      ======

Depreciation and amortization expense was approximately $15,000 and $6,000 for the six months ended June 30, 2005 and 2004, respectively.

NOTE 4 - DEBT CONVERSION

To date the Company has been funded by various Investors under the terms of a Debt Conversion and Funding Agreement dated September 30, 2004 and an Addendum to Debt Conversion and Funding Agreement dated December 31, 2004. During the six months ended June 30, 2005, the Company was obligated to issue 1,251,842 shares of its Series A for the conversion of $625,921 in debt owed to these same Investors. The Company recorded a deemed dividend on the beneficial conversion of the 1,251,842 shares of Series A Preferred Stock that was limited to the amount of consideration received totaling $625,921 in the six months ended June 30, 2005.

NOTE 5 - INCOME TAXES

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Implementation of SFAS 109 did not have a material cumulative effect on prior periods nor did it result in a change to the current year's provision.

The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

                                      June 30, 2005        December 31, 2004
                                           (%)                    (%)
                                    ------------------     -----------------
U. S. Federal statutory tax rate                   34                   34
U.S. valuation difference                         (34)                 (34)
Effective U. S. tax rate                            0                    0
Foreign tax valuation                               0                    0
Effective tax rate                                  0                    0


Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. Federal income tax of 34% to pretax income from continuing operations as a result of the following (in thousands):

                                              June 30,   December 31,
                                                2005        2004
                                               ------      ------
          Computed expected tax benefit        $(326)      $(240)
          Increase in valuation allowance        326         240
                                               -----       -----
          Income tax expense                   $  --       $  --
                                               =====       =====


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2005, and December 31, 2004, are presented below (in thousands) and include the balances of the merged Fleetclean Systems, Inc.

                                              June 30,   December 31,
                                                2005        2004
                                               ------      ------
          Deferred tax assets:
          Net operating loss carry forwards    $ 586       $ 260
          Less valuation allowance              (586)       (260)
                                               ------      ------
          Net deferred tax assets              $  --       $  --
                                               ======      ======

The valuation allowance for deferred tax assets as of June 30, 2005 and December 31, 2004, was $586,000 and $260,000, respectively. As of June 30, 2005, the
Company has a net operating loss carry-forward of $1,708,000, which is available to offset future federal taxable income, if any, with expiration beginning 2019.


NOTE 6 - EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amount):

                                                         For the six
                                                  months ended June 30, 2005
                                              ----------------------------------
                                                 Income      Shares    Per-Share
                                              (Numerator)(Denominator)  Amount
                                               ---------  ----------- ---------
Net loss                                       $(958)         --      $   --
Basic EPS:
  Income available to common stockholders       (958)      4,595       (0.21)
  Effect of dilutive securities warrants          --          --          --
Diluted EPS:
                                               ------      ------     ------
  Income available to common stockholders
    and assumed conversions                    $(958)      4,595      $(0.21)
                                               ======      ======     ======

                                                         For the six
                                                  months ended June 30, 2004
                                              ----------------------------------
                                                 Income      Shares    Per-Share
                                              (Numerator)(Denominator)  Amount
                                               ---------  ----------- ---------
Net loss                                       $ (174)      $   --     $   --
Basic EPS:
  Income available to common stockholders        (174)       1,000       (0.17)
  Effect of dilutive securities warrants           --           --         --
Diluted EPS:
                                               -------      -------    -------
  Income available to common stockholders
    and assumed conversions                    $ (174)      $1,000     $(0.17)
                                               =======      =======    =======

NOTE 7 - MAJOR CUSTOMERS

The Company had gross sales of $32,000 and 0 for the six months ended June 30, 2005 and June 30, 2004, respectively. The Company had one customer that represented approximately 16% of the gross sales in the six months ended June 30, 2005.

NOTE 8 - COMMITMENTS AND CONTINGENT LIABILITIES:

LEASES AND LICENSE AGREEMENTS

For the six months ended June 30, 2005 and June 30, 2004, rental expenses of approximately $80,000 and $57,000, respectively, were incurred.

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

The Company leases approximately 1,552 square feet of office space at 8521-1 Blanco Road, San Antonio, Texas for its initial Contact Wireless Division retail outlet. The office space lease is with Weingarten Realty Investors with initial base rent monthly payments during year one of $1,940, escalating to $1,998 for year 2 and then to $2,056 for year 3. The lease commenced on February 24, 2004 and expires in February 2007.

The Company leases approximately 408 square feet of office space at 100 Taylor Street, San Antonio, Texas for its Contact Wireless Division. The office space lease is with Taylor Street Ventures, LP with initial base rent monthly payments of $535. The lease commenced on June 1, 2002 and expired on May 31, 2005. The Company is in the process of negotiating the terms of a lease extension on similar terms and conditions and continues to incur monthly rent payments of $535.

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

Future obligations under the non-cancelable lease terms are as follows:

              Period Ending
               December 31,                  Amount
              -------------               -------------
                   2005                   $     92,522
                   2006                        132,633
                   2007                        108,410
                   2008                        109,745
                   2009                        109,745
                                          -------------
                   Total                  $    553,055
                                          =============

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

NOTE 9 - RELATED PARTY

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

NOTE 10 - SUBSEQUENT EVENTS

On July 1, 2005, the Company amended the Debt Conversion and Funding Agreement to provide up to $750,000 in additional funding at $1.50 per share of Series A preferred stock.

On August 4, 2005, the Company executed a letter agreement with an investment fund to purchase securities of the Company, structured as a private placement of convertible Notes under Sections 4(2) and 4(6) of the Securities Act of 1933, as amended (the "Act") and Rule 506 of Regulation D promulgated thereunder. The letter agreement provides for an aggregate of $3.75 million in principal amount of Convertible two-year Notes and warrants to purchase common shares of the Company. The funding is scheduled in three tranches. The Company is currently negotiating the definitive agreements associated with this transaction.

On August 8, 2005, ERF Wireless, Inc. ("ERFW") entered into an Asset Purchase Agreement to purchase assets from Skyvue USA East Central Texas Inc., a Texas corporation ("Skyvue USA"). The assets will be used to operate an enterprise-class encrypted wireless banking network business. ERFW will pay Skyvue USA $600,000 plus earn-out payments based upon a multiples of Adjusted EBITDA of the assets contributed to ERFW's newly created wholly owned subsidiary, ERF Enterprise Network Services, Inc., a Texas corporation. The formal closing on this transaction occurred on August 12, 2005.

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

BUSINESS STRATEGY

The Company was restructured in 2004 for the purpose of providing wireless communications products and services on a nationwide basis; including the Company's core focus of providing reliable, high-speed wireless broadband internet services. The Company has formed four operating divisions to provide solutions and services to different segments of the wireless industry. The Company's Enterprise Networks Division was formed to serve enterprise customers, private entities, cities, unincorporated municipalities and the general public. The Company's Bundled Wireless Services Division was formed to provide wireless broadband products and services, including Internet, voice, data, security and video services, and is in the early stages of building or acquiring a seamless wireless broadband network throughout North America to serve private entities, cities, municipalities and the general public. The Company's Wireless Messaging Division provides wireless broadband system design and implementation, manufacturers and supplies high-power infrastructure equipment to the paging and mobile industry and owns and operates a wide-area messaging service (one- and two-way cellular and paging retail). The Company's Network Operations Division provides the overall day-to-day operations, maintenance, upgrading, 24/7 monitoring and expansion of all wireless broadband networks that the Company constructs, acquires, maintains and administers. Hereinafter, all references to the Company include the operations and financial condition of the Company and its operating divisions.

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

EMPLOYEES

As of June 30, 2005, we employed 16 full-time employees and 6 consultants. We have no collective bargaining agreements with our employees.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005, Compared to the Three Months Ended June 30,
2004

The following tables set forth summarized consolidated financial information for the three and six months ended June 30, 2005, and June 30, 2004:

Condensed Financial Information:

                                                    Three Months Ended June 30,              Six Months Ended June 30,
                                            ----------------------------------------  ----------------------------------------
           ($ IN THOUSANDS)                   2005       2004     $ Change  % Change    2005       2004    $ Change   % Change
                                            --------   --------   --------  --------  --------   --------   --------  --------
Total sales                                 $    92    $    80    $    12        15%  $   201    $   152    $    49        32%
Cost of goods sold                               46         26         20        77%       79         42         37        88%
                                            --------   --------   --------  --------  --------   --------   --------  --------
Gross profit                                     46         54         (8)     -15%       122        110         12        11%
                                            --------   --------   --------  --------  --------   --------   --------  --------
Percent of total sales                           50%        68%      -18%      -26%        61%        72%      -12%      -16%
Operating expenses                              537        143        394       276%    1,080        284        796       280%
                                            --------   --------   --------  --------  --------   --------   --------  --------
Loss from operations                           (491)       (89)      (402)      452%     (958)      (174)      (784)      451%
                                            --------   --------   --------  --------  --------   --------   --------  --------
Net loss                                       (491)       (89)      (402)      452%     (958)      (174)      (784)      451%
Unrealized holding gain/(loss)                    1         (1)         2     -200%         1         --          1         0%
Deemed dividend related to beneficial
     conversion feature of preferred stock     (389)        --       (389)        0%     (626)        --
                                            --------   --------   --------  --------  --------   --------   --------  --------
Net loss attritubable
  to common shareholders                    $  (879)   $   (90)   $  (789)      877%  $(1,583)   $  (174)   $  (783)      450%
                                            ========   ========   ========  ========  ========   ========   ========  ========

Operating Expenses:

                                              Three Months Ended June 30,                  Six Months Ended June 30,
                                     ------------------------------------------    -----------------------------------------
           ($ IN THOUSANDS)           2005       2004      $ Change    % Change     2005       2004      $ Change   % Change
                                     -------    -------    -------     -------     -------    -------    -------    -------

Employment expenses                  $  256     $   78     $  178         228%     $  585     $  157     $  428        273%
Professional services                   182          7        175        2500%        282         20        262       1310%
Depreciation and amortization            10          3          7         233%         15          6          9        150%
Rent and maintenance                     57         15         42         280%         80         33         47        142%
Other general and administrative         32         40         (8)       -20%         118         68         50         74%
                                     -------    -------    -------     -------     -------    -------    -------    -------
Total operating expenses             $  537     $  143     $  394         276%     $1,080     $  284     $  796        280%
                                     =======    =======    =======     =======     =======    =======    =======    =======

During the six months ended June 30, 2005, the Company's operating expenses increased significantly over prior periods as the Company began building its corporate, information systems and operations infrastructures to accommodate several acquisitions that are currently in various stages of due diligence and negotiations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

GENERAL

The Company's revenue is generated primarily from the sale of wireless communications products and services ; including providing reliable, high-speed wireless broadband internet services. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable.

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

THREE AND SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2004

REVENUES

The Company had revenues of $92,000 and $201,000 from operations for the three and six month period ended June 30, 2005 as compared to $80,000 and $152,000 for the three and six month period ended June 30, 2004. The increase in revenues for these respective period comparisons was primarily attributable to the completion of a broadband wireless network in a master planned development.

COST OF GOODS SOLD

The Company had cost of goods sold of $46,000 and $79,000 from operations for the three and six month period ended June 30, 2005 as compared to $26,000 and $42,000 for the three and six month period ended June 30, 2004. The increase in cost of goods sold for this respective period comparison was primarily attributable to the completion of the broadband wireless network in a master planned development.

OPERATING EXPENSES

With respect to the Company's consolidated operations, the Company reported operating expenses totaling $537,000 and $1,080,000 for the three and six months ended June 30, 2005 as compared to $143,000 and $284,000 for the three and six months ended June 30, 2004. The increase in operating expenses for this respective period comparison was primarily attributable to increases related to the expansion of the Company's corporate, information systems and operations infrastructures to accommodate several acquisitions that are currently in various stages of due diligence and negotiations.

The Company's operating expenses for the three month period ended June 30, 2005 were primarily attributable to selling, general and administrative costs including personnel related costs, legal, accounting, information systems and other professional costs incurred in connection with the Company's acquisition targets that are currently in various stages of due diligence and negotiations.

NET LOSS

For the three and six months ended June 30, 2005, our net loss was $491,000 and $958,000 compared to a net loss of $89,000 and $174,000 for the three and six months ended June 30, 2004. The increase in loss for the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004 was attributable to the factors discussed immediately above.

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS

For the three and six months ended June 30, 2005, our net loss applicable to common shareholders was $879,000 and $1,583,000 compared to a net loss of $90,000 and $174,000 for the three and six months ended June 30, 2004. The Company's Net Loss Applicable to Common Shareholders included a deemed dividend on the beneficial conversion of debt which resulted in the issuance of $779,000 and $473,000 of Series A Preferred Stock. The beneficial conversion deemed dividend was limited to the amount of consideration received totaling $388,000 and $237,000 in the three and six months ended June 30, 2005.

CASH FLOWS

Our operating activities for ongoing operations used net cash of $641,000 in the six months ended June 30, 2005 as compared to using $230,000 in the six month period ended June 30, 2004. Net cash used by operating activities in the six months ended June 30, 2005 resulted primarily from the net operating loss of $958,000 for the operating period; reduced by common stock that was issued for services rendered.

Our investing activities used net cash of $112,000 in the six months ended June 30, 2005 compared to $15,000 of cash used in the six months ended June 30, 2004. The cash used is attributable to the acquisition of operating assets during the six months ended June 30, 2005.

Our financing activities provided net cash of $786,000 in the six months ended June 30, 2005 compared to $270,000 of cash provided in the six months ended June 30, 2004. The cash provided in the six months ended June 30, 2005 was primarily associated with the Investor Advances discussed in Note 4 herein that were converted to equity on March 31, 2005 and proceeds received from the Company's Private Placement Memorandum dated June 25, 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, we had cash and securities available for sale of $47,000 and a working capital deficit of $10,000. The Company's current cash and cash equivalents, including net proceeds received during the quarter ended June 30, 2005, will not be sufficient to fund operations and planned acquisitions for the next twelve months. As a component of the restructuring initiated in the fourth quarter of 2004, the Company signed a Debt Conversion and Funding Agreement with certain investors. The Investors converted their existing debt and provided the Company with additional cash during the year ended December 31, 2004 in exchange for 1,500,000 shares of Series A Convertible Preferred Stock (the "Series A"). These same investors have continued to fund the Company's working capital needs pursuant to an Addendum to the Debt Conversion and Funding Agreement whereby certain investors have agreed to provide the Company with up to $750,000 in additional cash during the period beginning January 1, 2005 in exchange for up to 1,500,000 shares of Series A Convertible Preferred Stock. The Company received $627,000 against this amended Debt Conversion and Funding Agreement in the six months ended June 30, 2005. Subsequent to the period ended June 30, 2005, the Company amended the Debt Conversion and Funding Agreement to provide up to $750,000 in additional funding at $1.50 per share of Series A preferred stock.

The Company initiated financing efforts under a Confidential Private Placement Memorandum with an effective date of June 25 2005. The Confidential Private Placement pertains to the offer and sale by the Company of shares of its common stock to Accredited Investors who are deemed acceptable by the Company. The Confidential Private Placement Memorandum is intended to raise up to $7.5 million on a best efforts basis. We can provide no assurance that we will be successful in raising capital from this private placement. The Company has also held discussions with certain Investment Banking firms regarding expanding the Confidential Private Placement to $10.0 million and has exchanged a term sheet with one such firm; although we can provide no assurance that we will be successful in reaching an acceptable arrangement for such services. Subsequent to the period ended June 30, 2005, the Company engaged an investment banking firm with offices in 35 states to begin selling the private placement under a fee agreement arrangement. Additionally, subsequent to the period ended June 30, 2005, the Company entered into a term sheet for financing on a two-year convertible note. The term sheet provides for financing in three tranches of which the first tranche of financing is expected to yield $1.3 million in cash proceeds. The overall financing provides for $3.75 million on two year convertible notes. The Company is currently negotiating the definitive agreements associated with this transaction. We anticipate that we will be successful at closing the transaction although we can provide no assurance that we will be able to reach an acceptable arrangement for such a closing.

We do not have any significant credit facilities available with financial institutions or other third parties and as such we must rely upon best efforts third-party funding from individual accredited investors. Though we recently completed the Subscription Agreement for Series A Convertible Preferred Stock discussed herein and anticipate that we will be successful at raising additional capital through private placements on a best efforts basis, we can provide no assurance that we will be successful in any future best efforts financing efforts. If we are unable to either obtain financing from external sources or generate internal liquidity from anticipated future operations, we may need to curtail acquisition plans and operations.

Although we have the Debt Conversion and Funding Agreement, anticipated funding from two year convertible notes and potential proceeds from our private placement efforts available, it is possible that we may need and not be able to obtain additional sources of financing. The Company may need additional financing, from time to time, for the following:

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


CONTRACTUAL OBLIGATIONS

                                                          Payments Due by Period
                                      ------------------------------------------------------------------
                                                     Less                                       More
                                        Total     than 1 Year    1-3 Years     3-5 Years    than 5 Years
                                      --------    -----------    ---------     ---------    ------------
CONTRACTUAL OBLIGATIONS:
  Long-term debt obligations           $ --          $ --          $ --          $ --          $ --
  Operating lease obligations           553            93           351           109            --
                                       ----          ----          ----          ----          ----
TOTAL CONTRACTUAL OBLIGATIONS          $553          $ 93          $351          $109          $--
                                       ====          ====          ====          ====          ====

The Company's contractual obligations consist of certain obligations for office space operating leases requiring future minimal commitments under non-cancelable leases. Please see non-cancelable leases as described in Note 6 to the Company's financial statements under the heading Commitments.

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

WE HAVE A LIMITED OPERATING HISTORY WITH SIGNIFICANT LOSSES AND EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE

We have incurred annual operating losses since our inception. As a result, at June 30, 2005, we had an accumulated deficit of $3,096,000. Our gross revenues for the six months ended June 30, 2004, were $201,000, with a loss from operations of $958,000 and a net loss applicable to common shareholders of $1,583,000.

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

WE HAVE A LIMITED CASH AND LIQUIDITY POSITION AND WILL NEED TO RAISE ADDITIONAL FUNDS TO FUND OPERATIONS

Our current cash position and expected cash flow from operations will not be sufficient to fund operations during the current fiscal year. We will need to raise additional funding to fund operations. Historically, we have relied upon best efforts third-party funding from individual accredited investors. Though we have been successful at raising additional capital on a best efforts basis in the past, we may not be successful in any future best efforts financing efforts. We do not have any significant credit facilities or firm financial commitments established as of the date hereof. If we are unable to either obtain financing from external sources or generate internal liquidity from operations, we may need to curtail operations or sell assets.

THE MARKET PRICE OF OUR COMMON STOCK IS VERY VOLATILE AND THE VALUE OF YOUR INVESTMENT MAY BE SUBJECT TO SUDDEN DECREASES

The trading price for our common stock has been, and we expect it to continue to be, volatile. For example, the closing bid price of our stock has fluctuated between $2.00 per share and $11.75 per share since the reverse split on September 20, 2004. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results and general market and economic conditions, which are beyond our control. Factors such as fluctuations in our financial and operating results, technological innovations or new commercial products and services by us or our competitors, could also cause the market price of our common stock to fluctuate substantially. In addition, the stock market has, from time to time, experienced extreme price and volume fluctuations. These broad market fluctuations may lower the market price of our common stock. Moreover, during periods of stock market price volatility, share prices of many companies have often fluctuated in a manner not necessarily related to their operating performance. Accordingly, our common stock may be subject to greater price volatility than the stock market as a whole.

A LOW MARKET PRICE MAY SEVERELY LIMIT THE POTENTIAL MARKET FOR OUR COMMON STOCK

Our common stock is currently trading at a price below $5.00 per share, subjecting trading in the stock to certain SEC rules requiring additional disclosures by broker-dealers. These rules generally apply to any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions (a "penny stock"). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and institutional or wealthy investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker- dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock.

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

ITEM 3. CONTROLS AND PROCEDURES.

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were adequate.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES.

From April 8, 2005 through June 1, 2005, the Company issued 125,003 shares of its $.001 par value common stock for $187,500 in funds sold during the six months ended June 30, 2005 against the Company's Private Placement Memorandum dated January 1, 2005 and updated on June 25, 2005. In addition to the shares of common stock, the investor will receive a Class A Warrant and a Class B Warrant for each share of common stock purchased. The Class A Warrant has an exercise price of $5.00 per share and the Class B Warrant has an exercise price of $7.50 per share. Each warrant allows the holder to purchase one share of common stock at the exercise price. The Company is relying upon the following facts in its determination that the issuance of shares under the Stock Purchase Agreement is an exempt transaction under Section 4(2) of the Securities Act for "transactions by an issuer not involving any public offering." There was no general solicitation or general advertising. There were four purchasers. There was an opportunity for all purchasers to ask questions and receive answers concerning the terms and conditions of the offering. The purchasers were accredited investors and all have such knowledge and experience in financial and business matters as to be capable of evaluating alone the merits and risks of the prospective investment. All certificates for shares contained a Rule 144 legend."

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

ITEM 3. DEFAULT IN SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

EXHIBIT NO.                IDENTIFICATION OF EXHIBIT
   Exhibit 2.1             Agreement and Plan of Merger between Fleetclean
                           Systems, Inc., and ERF Wireless, Inc. (1)
   Exhibit 2.2             Articles of Merger (1)
   Exhibit 3.1             Articles of incorporation of ERF Wireless, Inc. (1)
   Exhibit 3.1.1           Certificate of Amendment to Articles of incorporation
                           of ERF Wireless, Inc. (1)
   Exhibit 3.2             Bylaws of ERF Wireless, Inc. (1)
   Exhibit 4.1             Designation of Preferences (1)
   Exhibit 4.2             Amendment to Certificate of Designation of Series A
                           Convertible Preferred Stock (6)
   Exhibit 10.1            R. Greg Smith Amended and Restated Employment
                           Agreement (5)
   Exhibit 10.2            Asset and Liability Contribution Agreement dated
                           March 31, 2004 between Fleetclean Systems, Inc. and
                           Fleetclean Chemicals, Inc. (2)
   Exhibit 10.3            Stock Purchase Agreement dated May 15, 2004 between
                           Systom Trust Joint Venture and Kenneth A. Phillips et. al. (3)
   Exhibit 10.4            Subscription Agreement dated May 11, 2004 between
                           Fleetclean Systems, Inc. and Systom Trust Joint
                           Venture (3)
   Exhibit 10.5            Acquisition Agreement dated May 15, 2004 between
                           Kenneth A. Phillips and Fleetclean Systems, Inc. (3)
   Exhibit 10.6            2004 Non-Qualified Stock Compensation Plan (4)
   Exhibit 31.1            Certification of Chief Executive Officer
   Exhibit 31.2            Certification of Chief Financial Officer
   Exhibit 32.1            Certification of Chief Executive Officer and Chief
                           Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   (1) incorporated by reference from the Form 10-QSB for September 30, 2004; Accession number 1019687-4-2624.
   (2) incorporated by reference from the Form 10-QSB for June 30, 2004; Accession number 1157523-4-4889.
   (3) incorporated by reference from the Form 8-K for May 28, 2004; Accession number 1019687-4-1225.
   (4) incorporated by reference from the Form S-8 filed December 29, 2004; Accession number 1019687-4-2940.
   (5) incorporated by reference from the Form 10-KSB for December 31, 2004; Accession number 1019687-1-1049.
   (6) incorporated by reference from the Form 10-QSB for March 31, 2005; Accession number 1019687-05-001417

(B) REPORTS ON FORM 8-K

    The following current reports on Form 8-K were filed during the three months ended June 30, 2005:

      NONE.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ERF Wireless, Inc.

Date:  August 15, 2005

By:    /s/ R. Greg Smith
       -----------------
       R. Greg Smith,
       Chief Executive Officer and Chief Financial Officer
       (Principal Executive Officer and Principal Financial
       and Accounting Officer)