Form 10KSB/A
period 2004-12-31
ERF Wireless, Inc.
filed 2005-08-29
CIK 1020646

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1


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

Transitional Small Business Disclosure Format (check one): Yes [X] No [ ]

                                           TABLE OF CONTENTS


ITEM NUMBER       CAPTION                                                                         PAGE


PART I
------
Item 1.           Description of Business                                                           3

Item 2.           Description of Property                                                           7

Item 3.           Legal Proceedings                                                                 7

Item 4.           Submission of Matters to a Vote of Security Holders                               7


PART II
-------

Item 5.           Market for Common Equity, Related Stockholder Matters and
                  Small Business Issuer Purchases of Equity Securities                              8

Item 6.           Management's Discussion and Analysis or Plan of Operations                        10

Item 7.           Financial Statements                                                              18

Item 8.           Changes in and Disagreements with Accountants on Accounting
                  And Financial Disclosure                                                          35

Item 8A.          Controls and Procedures                                                           35

Item 8B.          Other Information                                                                 35


PART III
--------

Item 9.           Directors and Executive Officers of the Registrant                                35

Item 10.          Executive Compensation                                                            38

Item 11.          Security Ownership of Certain Beneficial Owners and Management
                  and Related Stockholder Matters                                                   40

Item 12.          Certain Relationships and Related Transactions                                    41

Item 13.          Exhibits                                                                          41

Item 14.          Principal Accountant Fees and Services                                            42



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

---------------

(1) Warrants to purchase 880,000 shares outstanding as of March 31, 2005 that were issued by the Company in June 2003. Specifically, the Company sold 120,000 shares of Common Stock for $25,000 to an accredited investor pursuant to the exemption provided by Regulation D of the Securities Act, and issued such a warrant to purchase 880,000 shares of Common Stock at an exercise price of $0.20 per share expiring December 31, 2007. The Company attributed no value to these warrants in the June 2003 period in which they were issued; given that the warrants had an exercise price of $0.20 per share as compared to the market value of $0.01 per share in June 2003 on a total volume of 300 shares traded in the open market in June 2003


(2) Includes 5,000,000 shares available for issuance under the 2004 Non-Qualified Stock Compensation Plan, all of which may be issued as stock options, restricted stock or stock bonuses.


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

RESULTS OF OPERATIONS

Three and Twelve Months Ended December 31, 2004, Compared to the Three and Twelve Months Ended December 31, 2003

         The following table sets forth summarized consolidated financial information for the three and twelve months ended December 31, 2004, and December 31, 2003:

CONDENSED FINANCIAL INFORMATION
-------------------------------

                              Three Months Ended        Twelve Months Ended
                                 December 31,              December 31,
                           ---------------------------------------------------

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

OFF-BALANCE SHEET ARRANGEMENTS

CONTRACTUAL OBLIGATIONS

                                                          Payments Due by Period
                               ----------------------------------------------------------------------------------------------
   Contractual Obligations          Total         Less than 1 Year       1-3 Years          3-5 Years       More than 5 Years
- ----------------------------   ---------------    ----------------   -----------------   ----------------   -----------------
Operating Lease Obligations           599                139                351                 109
                               ---------------    ----------------   -----------------   ----------------   -----------------
              Total                 $ 599              $ 139              $ 351               $ 109               $  -
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


/s/ Lopez, Blevins, Bork & Associates, L.L.P.
---------------------------------------------
LOPEZ, BLEVINS, BORK & ASSOCIATES, L.L.P.
Houston, Texas
April 11, 2005

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


                                         19

                                 ERF WIRELESS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                ($ in thousands except share data and loss per share)


                                                TWELVE MONTHS         TWELVE MONTHS
                                                    ENDED                 ENDED
                                                    2004                  2003
                                               ---------------      ---------------

Net sales                                      $           325      $            66
Cost of goods sold                                          84                   28
                                               -------------------------------------
Gross profit                                               241                   38
                                               -------------------------------------
Operating expenses:
  Selling, general and administrative                      948                   84
  Depreciation and amortization                             12                    2
                                               -------------------------------------
Total Operating expenses                                   960                   86
                                               -------------------------------------

Net Loss from operations                                  (719)                 (48)
                                               -------------------------------------

Other income (expense):
  Interest expense                                          --                   --
  Other income (expense)                                    --                   --
                                               -------------------------------------

Net loss                                                  (719)                 (48)
                                               -------------------------------------

Other Comprehensive Loss:
  Unrealized Holding Gain / (Loss)                           2                   (1)
                                               -------------------------------------
Other Comprehensive Loss                                  (717)                 (49)
                                               -------------------------------------

Deemed dividend related to beneficial
  conversion feature of preferred stock                    750                   --
                                               -------------------------------------
Net loss applicable to common shareholders     $        (1,467)     $           (49)
                                               =====================================


Net income (loss) per share:
  Basic                                        $         (0.78)     $         (0.05)
                                               =====================================
  Diluted                                      $         (0.78)     $         (0.05)
                                               =====================================

Weighted average shares outstanding:
  Basic and diluted                                  1,888,000             1,000,000
                                               =====================================


 See accompanying summary of accounting policies and notes to financial statements.


                                         20

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

                                                                 21

                                            ERF WIRELESS, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   YEAR ENDED DECEMBER 31, 2004 AND 2003
                                             ($ in thousands)


                                                                                   2004            2003
                                                                                ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                                      $    (718)      $     (48)
    Adjustments to reconcile net loss to cash used in operating activities:
      Depreciation and amortization                                                    12               2
      Stock issued for services rendered                                               39              --
Changes in operating assets and liabilities:
  Accounts receivable                                                                 (61)             (2)
  Allowance for Doubtful Accounts                                                      51              --
  Inventory                                                                           (34)             --
  Accounts payable and accrued expenses                                                33              21
                                                                                --------------------------
    NET CASH (USED) / PROVIDED BY OPERATING ACTIVITIES                               (678)            (27)
                                                                                --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                  (36)             (5)
                                                                                --------------------------
    NET CASH USED IN INVESTING ACTIVITIES                                             (36)             (5)
                                                                                --------------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of Notes Payable & Long-Term Debt                                           --              41
  Repayment of Notes Payable & Long-Term Debt                                         (39)             --
  Proceeds from Debt Conversion and Funding Agreement                                 750              --
                                                                                --------------------------

    NET CASH PROVIDED BY FINANCING ACTIVITIES                                         711              41
                                                                                --------------------------
NET DECREASE IN CASH                                                                   (3)              9
                                                                                --------------------------
Cash, beginning of period                                                               9              --
                                                                                --------------------------
Cash, end of period                                                             $       6       $       9
                                                                                ==========================


SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                                   $      --       $      --
                                                                                ==========================
Income taxes paid                                                               $      --       $      --
                                                                                ==========================

NONCASH TRANSACTIONS:

Issuance of common stock for relief of liabilities in
  connection with recapitalization                                              $      11       $      --
                                                                                ==========================

Issuance of common stock for convertible preferred stock                        $      --       $      --
                                                                                ==========================
Issuance of convertible preferred stock for retirement of debt                  $     750       $      --
                                                                                ==========================


         See accompanying summary of accounting policies and notes to financial statements.


                                                    22

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


On September 30, 2004, the Company entered into a Stock Purchase Agreement with four individuals that owned 100% of the outstanding capital stock of Eagle R. F. International, Inc., a Texas corporation. For accounting purposes, the Company accounted for the transaction as a reverse acquisition and the subsidiary was the surviving entity. For accounting purposes, the Company accounted for this transaction as a reverse acquisition and the subsidiary was the surviving entity due to the following circumstances:

         o Dr. H. Dean Cubley was a Director and Chairman of both entities prior to the acquisition.
         o Eagle R. F. International, Inc. was a private company with operations prior to the acquisition by the Company.
         o Eagle R. F. International, Inc. was owned by Dr. H. Dean Cubley and three other individuals prior to the acquisition.
         o Family members of Dr. H. Dean Cubley employed him to initiate the creation of the Company for the purposes of completing a reverse merger with the predecessor entity, Fleetclean Systems, Inc. and to acquire certain business operations including that of Eagle R. F. International, Inc.
         o Family members of Dr. H. Dean Cubley employed him to initiate the transaction whereby a change of control of the predecessor entity occurred as further disclosed in Note 2 to the Financial Statements.
         o In conjunction with the completion of a change of control of the predecessor entity, all operations of the predecessor entity were divested, thereby leaving the predecessor as a publicly traded public shell company. (See Note 2 to the Financial Statements regarding change of control).

Please refer to Note 2 to the Financial Statements for disclosure regarding the facts and circumstances surrounding the change of control of the Company. Subsequent to the transaction, the operations of Eagle R. F. International, Inc. became a operating division of the Company. Hereinafter, all references to the Company include the operations and financial condition of ERF Wireless, Inc. and its operating divisions.

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


PRODUCT WARRANTY

Concurrent with the recognition of revenue, the Company provides for the estimated cost of product warranties and reduces revenue for estimated product returns. The Company historically has had no warranty expense in the periods reported. Manufacturers product warranties which relate to third party products purchased and resold are primarily attributable to our wireless customers and are passed through to the customer.

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


Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods ended December 2003 and 2004, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. The Company's Series A Convertible Preferred Stock has a 65 day notice of conversion requirement. When taking into account the Common Stock underlying the 2,331,240 shares of Series A Convertible Preferred Stock and the 880,000 Warrants outstanding at December 31, 2004, the Company would have 44,419,055 additional shares of Common Stock issuable upon the conversion of such Preferred Stock and Warrants that were not included in the computation of diluted earnings per share because the impact was antidilutive.


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

NOTE 2 - CHANGE IN CONTROL OF REGISTRANT


As previously reported in the Company's Form 8-K filed on May 28, 2004, Systom Trust Joint Venture, a Texas joint venture, ("STJV") purchased 10,783,492 shares of the common stock of Fleetclean Systems, Inc., a Texas corporation, the Company's predecessor, (the "Registrant") from Kenneth A. Phillips, Kathryn M. Phillips, Jarrod Phillips and Jay G. Phillips under a Stock Purchase Agreement dated May 15, 2004. Further, in connection with this previously reported restructuring, the Company created a subsidiary, Fleetclean Chemicals, Inc. ("FCI"), and transferred all assets and certain liabilities except certain "Retained Liabilities" that included the convertible debentures ($237,500) and certain amounts owed to professional service firms and related parties into this subsidiary; and entered into an acquisition agreement with the Company's former President, Kenneth A. Phillips to acquire FCI, a wholly owned subsidiary of the Company under the Acquisition Agreement. On May 15, 2004, the Company accepted a Subscription Agreement from STJV to acquire 1,000,000 shares of Series A Convertible Preferred Stock, $0.01 par value at a price of $0.2907 per share for total consideration of $290,700; $53,200 cash and the assumption of $237,500 in convertible debentures. The preferred stock is convertible at holders' option at one preferred share for 18.676347 shares common stock and has a liquidation preference of 2:1. Additionally, Dr. H. Dean Cubley was appointed to the Company's board of directors on May 11, 2004 and Kathryn M. Phillips and Jay G. Philips resigned their positions as Secretary and Treasurer and Vice President and Director, respectively. STJV is an entity comprised of a group of trusts with a common trustee representing Cubley family interests. The effect of these transactions resulted in a change in control of Fleetclean Systems, Inc., a Texas corporation ("FLSY").


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


NOTE 3 - DEBT CONVERSION

On September 30, 2004, the Company entered into a Stock Purchase Agreement with four individuals that owned 100% of the outstanding capital stock of Eagle R. F. International, Inc., a Texas corporation. The Company issued 1,000,000 shares of its $.001 par value common stock to these individuals as the Purchase Price in exchange for 100% of the capital stock of Eagle R.F. International. The transaction closed on September 30, 2004. The operations of Eagle R.F. International, Inc. now operate as an operating division of the Company. The division operates a retail outlet in San Antonio, Texas and has a customer base of several thousand wireless customers in Texas, Oklahoma and Louisiana. The divisions' customer base consists of both narrowband and broadband wireless subscribers. As part of the transaction, the Company signed a Debt Conversion and Funding Agreement with the divisions Investors. The Investors converted their existing debt and provided the Company with additional cash during the fourth quarter ended December 31, 2004, aggregating $750,000 in exchange for 1,500,000 shares of Series A Convertible Preferred Stock (the "Series A"). The Company has 2,500,000 shares of Series A authorized of which 1,000,000 shares were issued and outstanding prior to the transaction. The Company issued 1,500,000 shares of Series A to the Investors for $750,000 under the Debt Conversion and Funding Agreement. The Series A conversion feature allows each Series A share to convert into 18.676347 shares of common stock at the sole option of the holder following 65 day written notice of conversion to the Company. Accordingly, the Debt Conversion and Funding Agreement could cause the Company to issue an additional 28,014,521 shares of its common stock. At September 30, 2004, the Company was obligated to issue 974,285 shares of its Series A for the conversion of $487,142 in debt owed to the Investors by Eagle
R. F. International, Inc. The Company recorded a deemed dividend on the beneficial conversion of the 974,285 shares of Series A Preferred Stock that was limited to the amount of consideration received totaling $487,142 in the quarter ended September 30, 2004. At December 31, 2004, the Company was obligated to issue 525,716 shares of its Series A for the conversion of $262,858 in debt owed to these same Investors. The Company recorded a deemed dividend on the beneficial conversion of the 525,716 shares of Series A Preferred Stock that was limited to the amount of consideration received totaling $262,858 in the quarter ended December 31, 2004.

In summary, the Company received $750,000 in advances through the period ended December 31, 2004 from certain Investors pursuant to the Debt Conversion and Funding Agreement effective September 30, 2004. These Investors advances were converted into Series A Convertible Preferred Stock at quarters ending September 30, 2004 and December 31, 2004. In conjunction with these conversions into Series A Convertible Preferred Stock, the Company booked a deemed dividend on the beneficial conversion of preferred stock totaling $750,000 in the twelve months ended December 31, 2004. The Company amended the Debt Conversion and Funding Agreement at December 31, 2004 to provide for up to $750,000 of additional funding going into calendar 2005. The Company was obligated to issue one share of Series A Convertible Preferred Stock for every Fifty Cents ($0.50) in claims converted. The terms of the agreement did not change in the addendum to Debt Conversion and Funding Agreement with the exception of the incremental funding provision providing for an incremental $750,000 in funding through the period ending December 31, 2005.


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

On May 15, 2004, STJV acquired from Fleetclean Systems, Inc, 1,000,000 shares of Series A Convertible Preferred Stock, $0.01 par value at a price of $0.2907 per share for total consideration of $290,700; $53,200 cash and the assumption of $237,500 in convertible debentures. On May 28, 2004, STJV purchased 10,783,492 shares of the common stock of Fleetclean Systems, Inc., the Company's predecessor. STJV is an entity comprised of a group of trusts with a common trustee representing Cubley family interests. The purchase of the common stock and the Series A preferred stock gave STJV a voting majority of Fleetclean Systems, Inc.


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

On October 12, 2004, the Company issued an additional 4,151,812 shares of its $.001 par value common stock based upon the two following events:


         o The Company issued 1,000,000 shares of its $.001 par value common stock to four individuals as the Purchase Price in exchange for 100% of the capital stock of Eagle R.F. International. The acquisition of Eagle R.F. International was accounted for as a reverse acquisition. The Company carried over the 1,000,000 shares of Series A Preferred Stock acquired on May 15,2004 into the post reverse merger Company as a part of the overall recapitalization. Accordingly, the Company treated the 1,000,000 shares of Series A Preferred Stock as outstanding in prior reporting periods based on the circumstances cited in Note 1 under the heading "Nature of the Company" involving the dual directorships of Dr. H. Dean Cubley and the Cubley family interests in each respective companies.


         o The Company issued an additional 3,151,812 shares of its $.001 par value common stock following conversion of 168,759.56 shares of Series A by Systom Trust Joint Venture.

As of October 31, 2004, upon completion of the share exchange process following the Company's 1 for 75 reverse split, the Company had 4,486,761 shares of its $.001 par value common stock issued and outstanding.


The Company has 2,500,000 shares of Series A authorized of which 2,331,240.44 shares were issued and outstanding following (1) the conversion of 168,759.56 shares discussed immediately above and (2) the issuance of 1,500,000 shares of Series A for the conversion of $750,000.00 in debt owed to certain Investors. The Series A preferred stock is convertible at holders' option at one preferred share for 18.676347 shares common stock and has a 2:1 liquidation preference and each preferred share has 20 votes. With respect to the Series A Preferred Stock outstanding at December 31, 2004, the Company would be required to issue 43,539,055 shares of its common stock. Accordingly, the Addendum to Debt Conversion and Funding Agreement, providing for the issuance of 1,500,000 shares of Series A for the conversion of $750,000 in debt could cause the Company to issue an additional 28,014,521 shares of its common stock.

The Company had warrants to purchase 880,000 shares outstanding as of December 31, 2004 that were issued by the Company in June 2003. Specifically, the Company sold 120,000 shares of Common Stock for $25,000 to an accredited investor pursuant to the exemption provided by Regulation D of the Securities Act, and issued such a warrant to purchase 880,000 shares of Common Stock at an exercise price of $0.20 per share expiring December 31, 2007. The Company attributed no value to these warrants in the June 2003 period in which they were issued; given that the warrants had an exercise price of $0.20 per share as compared to the market value of $0.01 per share in June 2003 on a total volume of 300 shares traded in the open market in June 2003.

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

NOTE 8 - COMMITMENTS:

LEASES AND LICENSE AGREEMENTS


For the twelve months ending December 31, 2004, and December 31, 2003, rental expenses of approximately $70,000 and $12,000 respectively, were incurred. The Company accounts for rent expense under leases that provide for escalating rentals over the related lease term on a straight-line method.


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
                                                   ===========

EMPLOYMENT AGREEMENT


On August 1, 2004, we entered into an Executive Employment Agreement with R. Greg Smith, our CEO and CFO. Mr. Smith is paid a base salary of $180,000 per year and is eligible to receive a bonus equal to 1% of the revenues for the most recent 12 month period of each acquisition made by the Company during his employment period. Mr. Smith also is entitled to receive 63,827 shares of our Series A Convertible Preferred Stock par value $0.01 per share, as consideration for a sign-on bonus at a price of $0.50 per share for total consideration of $31,913.50. The company expensed approximately $31,913.50 in compensation expense in 2004 associated with the measurement charge recorded against Mr. R. Greg Smith's employment agreement as related to 63,827 shares of Series A Preferred Stock that Mr. Smith is entitled to as a sign on bonus. The Company recorded this charge as compensation expense and credited additional paid-in-capital in the period ended December 31, 2004. The Company recorded the compensation expense at the basis of the preferred stock of $0.50 per share given that the Company was a private entity on the effective date of his employment agreement. The preferred stock is convertible at holders' option at one preferred share for 18.676347 shares common stock and has a 2:1 liquidation preference and each preferred share has 20 votes. Mr. Smith is also entitled to receive up to 1,000,000 stock options under the Company's 2004 Non-Qualified Stock Option Plan for attainment of certain future cumulative revenue milestone achievements. These revenue milestones are set forth in Mr. Smith's Executive Employment Agreement included herein as Exhibit 10.1. Mr. Smith has not earned any options against his Employment Agreement through the period ended December 31, 2004. These options, if any are earned, will have an exercise price of the lowest five day average closing price existing for the Company's common stock during the twelve month period immediately preceding the date of the vesting event. Mr. Smith is subject to a lock-up agreement, which prohibits Mr. Smith from selling shares until August 1, 2006 unless agreed to by the Company in writing.

NOTE 9 - STOCK OPTIONS:

The Company registered its 2004 Stock Option Plan under Form S-8 that was filed on December 29, 2004. The S-8 that was filed on December 29, 2004 relates to the offer and sale by the Company, of shares of its $0.001 par value per share common stock to certain employees, officers, directors and consultants (the "Consultants") pursuant to consulting agreements and the 2004 Non-Qualified Stock Compensation Plan (the "Stock Plan"). Pursuant to the Stock Plan and the consulting agreements, in payment for services rendered, the company is authorized to issue, upon receipt of adequate consideration, to the consultants and persons covered by the consulting agreements and Stock Plan, 5,000,000 shares of common stock.

As of December 31, 2004, the Company had not issued any options or stock grants against the 2004 Stock Compensation Plan and accordingly, the Company did not have any stock based compensation expense during such period.

The Board of Directors or respective Compensation Committee of the Company from time to time, in its absolute discretion, may (a) award Common Stock to employees of, consultants to, and directors of the Company, and such other persons as the Board or Committee may select, and (b) permit Holders of Options to exercise such Options prior to full vesting therein and hold the Common Shares issued upon exercise of the Option as Common Stock. In either event, the owner of the Common Stock shall hold such stock subject to vesting schedule as imposed by the Board or Committee or such vesting schedule to which the Option was subject, as determined in the discretion of the Board or Committee. All options or grants under the Plan must be granted and exercised within ten years of the Plan adoption date.


NOTE 10 - RELATED PARTY:

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


NOTE 11 - INDUSTRY SEGMENTS:

This summary reflects the Company's current segments, as described below.

                                CONTACT WIRELESS:

Contact Wireless Division is a provider of retail cellular, paging products and services. All sales from external customers are located within the United States.

                        OTHER SEGMENT CATEGORY INCLUDES:

WIRELESS BROADBAND DIVISION:

Wireless Broadband Division provides wireless broadband products and services to commercial and individual customers through out the wireless industry. The company is in early stages of building and acquiring a seamless wireless broadband network through out North America to serve private entities, cities, municipalities and the general public. All sales from external customers are located within the United States.

PAGING HARDWARE DIVISION:

Paging Hardware Division principally provides repair and maintenance to paging infrastructure equipment and manufactures equipment for commercial customers. All sales from external customers are located within the United States.

For the twelve months ended December 31, 2004

                                             Contact
              (IN THOUSANDS)                 Wireless       Other       Consol.
                                             -----------------------------------

         Revenue                             $    293     $     32     $    325
         Segment Loss                              62           72          134
         Segment Assets                            39           81          120
         Capital Expenditures                      10           21           31
         Depreciation                               2           10           12

For the twelve months ended December 31, 2003

                                             Contact
              (IN THOUSANDS)                 Wireless       Other       Consol.
                                             -----------------------------------

         Revenue                             $     64     $      2     $    660
         Segment Income (Loss)                     18           (2)          16
         Segment Assets                            29           43           72
         Capital Expenditures                       5           43           48
         Depreciation                              --            2            2


             Reconciliation of Segment Loss from          December 31,       December 31,
                    Operations to Net Loss                   2004               2003
         -------------------------------------------     -------------      -------------
         Total segment income (loss) from operations     $       (134)      $          16
         Total Corporate overhead                                (584)                (65)
                                                         -------------      -------------
         Net loss                                        $       (718)      $         (49)
                                                         =============      =============


              Reconciliation of Segment Assets            December 31,       December 31,
                      to Total Assets                        2004               2003
         -------------------------------------------     -------------      -------------

         Total Segment Assets                            $        120       $         72
         Total Corporate Assets                                    12                  7
                                                         -------------      -------------
         Consolidated  Assets                            $        132       $         79
                                                         =============      =============

The accounting policies of the reportable segments are the same as those described in the section titled Basis of accounting. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation and amortization expense, accounting changes and non-recurring items.

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

EMPLOYMENT AGREEMENTS


         On August 1, 2004, we entered into a written employment agreement with
R. Greg Smith, our CEO and CFO. The employment agreement was filed with our report on Form 10-QSB for the quarter ended June 30, 2004. Subsequently, we entered an Amended and Restated Employment Agreement with Mr. Smith that modified certain terms and conditions of the original agreement. The Amended and Restated Employment Agreement is attached to this report as an exhibit. Mr. Smith is paid a base salary of $180,000 per year and is eligible to receive a bonus equal to 1% of the revenues for the most recent 12 month period of each acquisition made by the Company during his employment period. Mr. Smith also is entitled to receive 63,827 shares of our Series A Convertible Preferred Stock par value $0.01 per share, as consideration for a sign-on bonus at a price of $0.50 per share for total consideration of $31,913.50. The preferred stock is convertible at holders' option at one preferred share for 18.676347 shares common stock and has a 2:1 liquidation preference and each preferred share has 20 votes. Mr. Smith is also entitled to receive up to 1,000,000 stock options under the Company's 2004 Non-Qualified Stock Option Plan for attainment of certain future cumulative revenue milestone achievements. These revenue milestones are set forth in Mr. Smith's Executive Employment Agreement included herein as Exhibit 10.1. Mr. Smith has not earned any options against his Employment Agreement through the period ended December 31, 2004. These options, if any are earned, will have an exercise price of the lowest five day average closing price existing for the Company's common stock during the twelve month period immediately preceding the date of the vesting event. Mr. Smith is subject to a lock-up agreement, which prohibits Mr. Smith from selling shares until August 1, 2006 unless agreed to by the Company in writing.

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

Exhibit 10.2 Addendum to Debt Conversion and Funding Agreement effective September 30, 2004 between ERF Wireless, Inc., Eagle R.F. International and Investors.
Exhibit 10.3 Asset and Liability Contribution Agreement dated March 31, 2004 between Fleetclean Systems, Inc. and Fleetclean Chemicals, Inc. (2)
Exhibit 10.4 Stock Purchase Agreement dated May 15, 2004 between Systom Trust Joint Venture and Kenneth A. Phillips et. al. (3)
Exhibit 10.5 Subscription Agreement dated May 11, 2004 between Fleetclean Systems, Inc. and Systom Trust Joint Venture (3)
Exhibit 10.6 Acquisition Agreement dated May 15, 2004 between Kenneth A. Phillips and Fleetclean Systems, Inc. (3)
Exhibit 10.7      2004 Non-Qualified Stock Compensation Plan (4)

Exhibit 23.01     Independent Auditors' Consent

Exhibit 31 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(1) incorporated by reference from the Form 10-QSB for September 30, 2004; Accession number 1019687-4-2624
(2) incorporated by reference from the Form 10-QSB for June 30, 2004; Accession number 1157523-4-4889
(3) incorporated by reference from the Form 8-K for May 28, 2004; Accession number 1019687-4-1225
(4) incorporated by reference from the Form S-8 filed December 29, 2004; Accession number 1019687-4-2940

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

ERF WIRELESS, INC.


         By: /s/ R. Greg Smith
             ------------------------------
             Name:  R. Greg Smith
             Title: Chief Executive Officer and Chief Financial Officer
             Date:  August 26, 2005



     Pursuant to the requirements of the Securities Exchange Act of 1934, this restated Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                  TITLE                                 DATE
---------                  -----                                 ----


/s/ R. Greg Smith          Chief Executive Officer, Principal    August 26, 2005
                           Executive Officer, Chief Financial
                           Officer, Principal Financial Officer
                           and Director


/s/ Dr. H. Dean Cubley     Chairman of the Board of Directors    August 26, 2005


/s/ Dr. Bartus H. Batson   Director                              August 26, 2005