Form 10QSB/A
period 2005-06-30
ERF Wireless, Inc.
filed 2005-08-29
CIK 1020646

                 UNITED STATES SECURITIES AND EXCHANGE COMISSION
                             Washington, D.C. 20549



                                  FORM 10-QSB/A
                                (Amendment No. 1)



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
                                       ========   ========    ========   ========   ========   ========    ========    ========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.




                               ERF WIRELESS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE PERIODS ENDED JUNE 30, 2005 AND 2004,
                                   (Unaudited)
                                ($ in thousands)


                                                        FOR THE SIX MONTHS ENDED
                                                        ------------------------
                                                           JUNE 30,   JUNE 30,
                                                            2005        2004
                                                           ------      ------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   $(958)      $(169)
                                                           ------      ------

Adjustments to reconcile net loss to net cash
Used by operating activities:
  Depreciation and amortization                               15           6
  Stock issued for services rendered                         314
  (Increase)/decrease in accounts receivable, net            (13)         (2)
  (Increase)/decrease in inventories                           3         (28)
  (Increase)/decrease in prepaid expenses                    (23)          2
  Increase/(decrease) in accounts payable                     (4)          4
  Increase/(decrease) in accrued expenses                     25         (43)
                                                           ------      ------
    Total Adjustment                                         317         (61)
                                                           ------      ------
NET CASH USED BY OPERATING ACTIVITIES                       (641)       (230)
                                                           ------      ------

CASH FLOWS FROM INVESTING ACTIVITIES
  (Purchase)/disposal of property and equipment             (111)        (15)
  Increase/(decrease) in marketable securities                (1)         --
                                                           ------      ------
NET CASH USED BY INVESTING ACTIVITIES                       (112)        (15)
                                                           ------      ------


CASH FLOWS FROM FINANCING ACTIVITIES
  Repayments of notes payable and long-term debt              (2)          6
  Increase/(decrease) in deferred revenue                     (7)         --
  Proceeds from notes payable and long-term debt             627         270
  Proceeds from sale of common stock, net                    168          --
                                                           ------      ------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    786         270
                                                           ------      ------


NET INCREASE IN CASH                                          33          25
CASH AT THE BEGINNING OF THE PERIOD                            6           8
                                                           ------      ------
CASH AT THE END OF THE PERIOD                              $  39       $  33
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

NOTE 4 - DEBT CONVERSION


To date the Company has been funded by various Investors under the terms of a Debt Conversion and Funding Agreement dated September 30, 2004 and an Addendum to Debt Conversion and Funding Agreement dated December 31, 2004. During the six months ended June 30, 2005, the Company was obligated to issue 1,251,842 shares of its Series A for the conversion of $625,921 in debt owed to these same Investors. The $625,921 of cash was received during the six months ended June 30, 2005 and recorded as debt when initially received and then converted to Series A Preferred Stock at the respective quarters ending March 31, 2005 and June 30, 2005. The advances are unsecured, bear no interest and are classified as long-term investor advances until such time as when they are converted into equity pursuant to the Addendum to Debt Conversion and Funding Agreement effective September 30, 2004. The Company recorded a deemed dividend on the beneficial conversion of the 1,251,842 shares of Series A Preferred Stock that was limited to the amount of consideration received totaling $625,921 in the six months ended June 30, 2005.

In conjunction with these conversions into Series A Convertible Preferred Stock, the Company booked a deemed dividend on the beneficial conversion of preferred stock totaling $625,921 in the six months ended June 30, 2005 The Company was obligated to issue one share of Series A Convertible Preferred Stock for every Fifty Cents ($0.50) in claims converted. The terms of the agreement did not change in the addendum to Debt Conversion and Funding Agreement with the exception of the incremental funding provision providing for an incremental $750,000 in funding through the period ending December 31, 2005.

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

As of June 30, 2004 the Company had 4,686,618 shares of its $.001 par value common stock issued and outstanding.

During the six months ended June 30, 2005, the Company issued 75,000 shares of common stock for services rendered against consulting agreements valued at $314,000. The Company valued the 75,000 shares at the closing market price on the date of issuance of such shares.

The Company has 5,000,000 shares of Series A authorized of which 3,583,083 shares were issued and outstanding as of June 30, 2004. The Series A preferred stock is convertible at holders' option at one preferred share for 18.676347 shares common stock and has a 2:1 liquidation preference. With respect to the Series A Preferred Stock outstanding at December 31, 2004, the Company would be required to issue 66,918,901 shares of its common stock if fully converted. Additionally, the Company had $124,079 of funding remaining against the Addendum to Debt Conversion and Funding Agreement that provided for the issuance of 1,500,000 shares of Series A for the conversion of $750,000 in debt. The Company has issued 1,251,842 shares of Series A Convertible Preferred Stock against the Addendum to Debt Funding and Conversion Agreement and such is included in the 3,583,083 shares of Series A preferred stock outstanding at June 30, 2004. Accordingly, the Company would be required to issue 4,634,685 shares of common stoc k if fully converted in the event that the Company utilized the remaining $124,079 of remaining funding against the Addendum to Debt Conversion and Funding Agreement. Lastly, the Company executed the Second Addendum to Debt Conversion and Funding Agreement on July 1, 2005, providing for the issuance of 500,000 shares of Series A for the conversion of $750,000 in debt. Accordingly, the Company would be required to issue 9,338,174 shares of common stock if fully converted in the event that the Company utilized the $750,000 of funding against the Second Addendum to Debt Funding and Conversion Agreement.

The Company had warrants to purchase 880,000 shares outstanding as of June 30, 2005 that were issued by the Company in June 2003. Specifically, the Company sold 120,000 shares of Common Stock for $25,000 to an accredited investor pursuant to the exemption provided by Regulation D of the Securities Act, and issued such a warrant to purchase 880,000 shares of Common Stock at an exercise price of $0.20 per share expiring December 31, 2007. The Company attributed no value to these warrants in the June 2003 period in which they were issued; given that the warrants had an exercise price of $0.20 per share as compared to the market value of $0.01 per share in June 2003 on a total volume of 300 shares traded in the open market in June 2003.

NOTE 6 - INCOME TAXES


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


NOTE 7 - EARNINGS PER SHARE:


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
                                               =======      =======    =======


NOTE 8 - MAJOR CUSTOMERS

The Company had gross sales of $201,000 and $152,000 for the six months ended June 30, 2005 and June 30, 2004, respectively. The Company had one customer that represented approximately 16% of the gross sales in the six months ended June 30, 2005.

NOTE 9 - COMMITMENTS AND CONTINGENT LIABILITIES:


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

NOTE 10 - RELATED PARTY


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

For the six months ended June 30, 2005

                                             Contact
              (IN THOUSANDS)                 Wireless       Other       Consol.
                                             -----------------------------------

         Revenue                             $    151     $     50     $    201
         Segment Loss                              91           67          158
         Segment Assets                            87          123          210
         Capital Expenditures                      --           38           38
         Depreciation                               2           13           15

For the six months ended June 30, 2004

                                             Contact
              (IN THOUSANDS)                 Wireless       Other       Consol.
                                             -----------------------------------

         Revenue                             $     128     $      24      $ 152
         Segment Income (Loss)                      26           (29)        (3)
         Segment Assets                            115            13        128
         Capital Expenditures                       10            --         10
         Depreciation                                2             4          6

         Reconciliation of Segment Loss from Operations    June 30, 2005    June 30, 2004
         ----------------------------------------------    -------------    -------------
         Total segment loss from operations                 $    (158)        $      (3)
         Total Corporate overhead                                (800)             (170)
                                                            ----------        ----------
         Net loss                                           $    (958)        $    (173)
                                                            ==========        ==========


         Reconciliation of Segment Assets to Total Assets   June 30, 2005    June 30, 2004
         ------------------------------------------------   -------------    -------------

         Total segment Assets                               $     210         $     128
         Total Corporate Assets                                   118                11
                                                            ----------        ----------
         Consoliodated  Assets                              $     328         $     139
                                                            ==========        ==========

The accounting policies of the reportable segments are the same as those described in the section titled Basis of accounting. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation and amortization expense, accounting changes and non-recurring items.

One customer accounts for $32,000 of other segment revenues at June 30, 2005.

NOTE 12 - SUBSEQUENT EVENTS


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


On August 8, 2005, ERF Wireless, Inc. ("ERFW") entered into an Asset Purchase Agreement to purchase assets from Skyvue USA East Central Texas Inc., a Texas corporation ("Skyvue USA"). The assets will be used to operate an enterprise-class encrypted wireless banking network business. ERFW will pay Skyvue USA $600,000 plus earn-out payments based upon a multiples of Adjusted EBITDA of the assets contributed to ERFW's newly created wholly owned subsidiary, ERF Enterprise Network Services, Inc., a Texas corporation. The formal closing on this transaction occurred on August 12, 2005. The Company filed a Form 8-K on this transaction on August 12, 2005 along with a copy of the Definitive Asset Purchase Agreement, including a comprehensive listing of all assets acquired in this transaction. The Company believes this transaction represents the acquisition of a business rather than the purchase of assets. The Company will be filing the required Form 8-K/A within the time period allotted including audited financial statements, pro-forma financial information and the disclosures required by SFAS No. 141.

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

Net loss attributable
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

GENERAL

The Company's revenue is generated primarily from the sale of wireless communications products and services; including providing reliable, high-speed wireless broadband internet services. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable.

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

   Exhibit 10.1 Second Addendum to Debt Conversion and Funding Agreement effective July 1, 2005 between ERF Wireless, Inc., Eagle R.F. International and Investors.
   Exhibit 10.2            R. Greg Smith Amended and Restated Employment
                           Agreement (5)
   Exhibit 10.3 Addendum to Debt Conversion and Funding Agreement effective September 30, 2004 between ERF Wireless, Inc., Eagle R.F. International and Investors. (7)
   Exhibit 10.4 Asset and Liability Contribution Agreement dated March 31, 2004 between Fleetclean Systems, Inc. and Fleetclean Chemicals, Inc. (2)
   Exhibit 10.5 Stock Purchase Agreement dated May 15, 2004 between Systom Trust Joint Venture and Kenneth A. Phillips et. al. (3)
   Exhibit 10.6 Subscription Agreement dated May 11, 2004 between Fleetclean Systems, Inc. and Systom Trust Joint Venture (3)
   Exhibit 10.7 Acquisition Agreement dated May 15, 2004 between Kenneth A. Phillips and Fleetclean Systems, Inc. (3)
   Exhibit 10.8            2004 Non-Qualified Stock Compensation Plan (4)

   Exhibit 31.1            Certification of Chief Executive Officer
   Exhibit 31.2            Certification of Chief Financial Officer
   Exhibit 32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

---------------------
   (1) incorporated by reference from the Form 10-QSB for September 30, 2004; Accession number 1019687-4-2624.
   (2) incorporated by reference from the Form 10-QSB for June 30, 2004; Accession number 1157523-4-4889.
   (3) incorporated by reference from the Form 8-K for May 28, 2004; Accession number 1019687-4-1225.
   (4) incorporated by reference from the Form S-8 filed December 29, 2004; Accession number 1019687-4-2940.
   (5) incorporated by reference from the Form 10-KSB for December 31, 2004; Accession number 1019687-1-1049.
   (6) incorporated by reference from the Form 10-QSB for March 31, 2005; Accession number 1019687-05-001417.

   (7) incorporated by reference from the Form 10-KSB/A - Amendment No. 1; filed with Response letter to SEC Comment letter dated August 17, 2005.


(B) REPORTS ON FORM 8-K

    The following current reports on Form 8-K were filed during the three months ended June 30, 2005:

      NONE.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ERF Wireless, Inc.


Date:  August 26, 2005


By:    /s/ R. Greg Smith
       -----------------
       R. Greg Smith,
       Chief Executive Officer and Chief Financial Officer
       (Principal Executive Officer and Principal Financial
       and Accounting Officer)