Form 10KSB/A
period 2004-12-31
ERF Wireless, Inc.
filed 2005-10-14
CIK 1020646

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                  FORM 10-KSB/A
                                 AMENDMENT NO. 2



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


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ERF Wireless, Inc. as of December 31, 2004, and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America. As discussed in Note 1 to the consolidated financial statements under the heading - "Basic Loss Per Share", the Company has restated it's Basic and Diluted Loss Per Share for the year ended December 31, 2004.


LOPEZ, BLEVINS, BORK & ASSOCIATES, L.L.P.
Houston, Texas
April 11, 2005, except for the matters described in Note 1 under the heading - "Basic Loss Per Share" (Restated), as to which the date is August 28, 2005.

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


                                         19


                               ERF WIRELESS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                ($ in thousands except share data and loss per share)


                                                TWELVE MONTHS    TWELVE MONTHS
                                                    ENDED             ENDED
                                                    2004              2003
                                                  RESTATED---    -------------

Net sales                                      $         325      $        66
Cost of goods sold                                        84               28
                                               -------------------------------
Gross profit                                             241               38
                                               -------------------------------
Operating expenses:
  Selling, general and administrative                    948               84
  Depreciation and amortization                           12                2
                                               -------------------------------
Total Operating expenses                                 960               86
                                               -------------------------------

Net Loss from operations                                (719)             (48)
                                               -------------------------------

Other income (expense):
  Interest expense                                        --               --
  Other income (expense)                                  --               --
                                               -------------------------------

Net loss                                                (719)             (48)
                                               -------------------------------

Other Comprehensive Loss:
  Unrealized Holding Gain / (Loss)                         2               (1)
                                               -------------------------------
Other Comprehensive Loss                                (717)             (49)
                                               -------------------------------

Deemed dividend related to beneficial
  conversion feature of preferred stock                  750               --
                                               -------------------------------
Net loss applicable to common shareholders     $      (1,467)     $       (49)
                                               ===============================

Net income (loss) per share:
  Basic                                        $       (0.78)     $     (0.05)
                                               ===============================
  Diluted                                      $       (0.78)     $     (0.05)
                                               ===============================

Weighted average shares outstanding:
  Basic and diluted                                1,888,000         1,000,000
                                               ===============================


 See accompanying summary of accounting policies and notes to financial statements.


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


                                                    23

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

On September 30, 2004, the Company entered into a Stock Purchase Agreement with four individuals that owned 100% of the outstanding capital stock of Eagle R. F. International, Inc., a Texas corporation. For accounting purposes, the Company accounted for the transaction as a reverse acquisition and the subsidiary was the surviving entity. For accounting purposes, the Company accounted for this transaction as a reverse acquisition and the subsidiary was the surviving entity due to the following circumstances:


     o With respect to relative voting rights at the time of the reverse acquisition on September 30, 2004, a group of trusts representing family members of Dr. H. Dean Cubley and responsible for funding the operations of Eagle R.F. International, Inc. in conjunction with the Debt Conversion and Funding Agreement, collectively with the three other shareholders of Eagle R.F. International, Inc. owned 50.46% voting control of the Company.
     o The composition of the governing body and senior management of the combined entity included Dr. H. Dean Cubley, who was a Director and Chairman of both entities prior to the acquisition and R. Greg Smith, as Director, CEO and CFO of the Company. Dr. Cubley recruited Mr. Smith to effectuate the completion of a change of control of the predecessor entity, thereby leaving the predecessor as a publicly traded shell company, in anticipation of the completion of the reverse acquisition.

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


Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period. In a reverse acquisition, the historical shareholder's equity of the acquirer prior to the merger is retroactively restated (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any difference in par value of the issuers and acquirer's stock by an offset to paid in capital. EPS calculations are required to give retroactive effect to the recapitalization for all periods presented.

Restatement:

The Company filed Form 10-KSB/A - Amendment No. 1 on August 29, 2005; adjusting its Basic and Diluted Loss Per Share from ($0.52) per share to ($0.78) per share to correct an error in the computation of Basic and Diluted Loss Per Share. For the year ended December 31, 2004, the restatement increased the basic and diluted loss per share by $0.26 from a basic and diluted loss per share of ($0.52), as previously reported, to a restated basic and diluted loss per share of ($0.78). The Company had incorrectly calculated the weighted average shares outstanding on a basic and diluted basis. Specifically, the Company corrected the weighted average shares outstanding from 2,842,000 to 1,888,000 in form 10-KSB/A - Amendment No. 1 filed on August 29, 2005. The impact of the accounting error was to understate the Basic and Diluted Loss Per Share by $0.26 as a result of correcting the weighted average shares outstanding from 2,842,000 to 1,888,000. The effect of the restatement had no effect on the net loss, accumulated deficit or stockholders' equity of the Company.

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


In summary, on May 15, 2004, STJV acquired from Fleetclean Systems, Inc, 1,000,000 shares of Series A Convertible Preferred Stock, $0.01 par value at a price of $0.2907 per share for total consideration of $290,700; $53,200 cash and the assumption of $237,500 in convertible debentures. On May 28, 2004, STJV purchased 10,783,492 shares of the common stock of Fleetclean Systems, Inc., the Company's predecessor. STJV is an entity comprised of a group of trusts with a common trustee representing Cubley family interests. The purchase of the common stock and the Series A preferred stock gave STJV a voting majority of Fleetclean Systems, Inc., and accordingly, the effect of these transactions resulted in a change in control of Fleetclean Systems, Inc., a Texas corporation ("FLSY").


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


In summary, the Company received $750,000 in advances through the period ended December 31, 2004 from certain Investors pursuant to the Debt Conversion and Funding Agreement effective September 30, 2004. These Investors advances were converted into Series A Convertible Preferred Stock at quarters ending September 30, 2004 and December 31, 2004. In conjunction with these conversions into Series A Convertible Preferred Stock, the Company booked a deemed dividend on the beneficial conversion of preferred stock totaling $750,000 in the twelve months ended December 31, 2004. The Company measures the deemed dividend on the date that the actual advances are received rather than the dates that the preferred shares are issued in accordance with the guidance provided by EITF 98-5 and EITF 00-27. The Company amended the Debt Conversion and Funding Agreement at December 31, 2004 to provide for up to $750,000 of additional funding going into calendar 2005. The Company was obligated to issue one share of Series A Convertible Preferred Stock for every Fifty Cents ($0.50) in claims converted. The terms of the agreement did not change in the addendum to Debt Conversion and Funding Agreement with the exception of the incremental funding provision providing for an incremental $750,000 in funding through the period ending December 31, 2005.


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

Exhibit 10.1      R. Greg Smith Amended and Restated Employment Agreement (5)
Exhibit 10.2 Addendum to Debt Conversion and Funding Agreement effective September 30, 2004 between ERF Wireless, Inc., Eagle R.F. International and Investors. (6)

Exhibit 10.3 Asset and Liability Contribution Agreement dated March 31, 2004 between Fleetclean Systems, Inc. and Fleetclean Chemicals, Inc. (2)
Exhibit 10.4 Stock Purchase Agreement dated May 15, 2004 between Systom Trust Joint Venture and Kenneth A. Phillips et. al. (3)
Exhibit 10.5 Subscription Agreement dated May 11, 2004 between Fleetclean Systems, Inc. and Systom Trust Joint Venture (3)
Exhibit 10.6 Acquisition Agreement dated May 15, 2004 between Kenneth A. Phillips and Fleetclean Systems, Inc. (3)
Exhibit 10.7      2004 Non-Qualified Stock Compensation Plan (4)

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

(5) incorporated by reference from the Form 10-KSB filed April 15, 2005; Accession number 1019687-5-001049
(6) incorporated by reference from the Form 10-KSB/A - Amendment No. 1 filed on August 29, 2005; Accession number 1019687-5-002436

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

ERF WIRELESS, INC.



         By: /s/ R. Greg Smith
             ------------------------------
             Name:  R. Greg Smith
             Title: Chief Executive Officer and Chief Financial Officer
             Date:  October 14, 2005




     Pursuant to the requirements of the Securities Exchange Act of 1934, this restated Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                  TITLE                                 DATE
---------                  -----                                 ----



/s/ R. Greg Smith          Chief Executive Officer, Principal   October 14, 2005
                           Executive Officer, Chief Financial
                           Officer, Principal Financial Officer
                           and Director


/s/ Dr. H. Dean Cubley     Chairman of the Board of Directors   October 14, 2005


/s/ Dr. Bartus H. Batson   Director                             October 14, 2005


/s/ John A. Burns          Director                             October 14, 2005