Form 10QSB/A
period 2005-06-30
ERF Wireless, Inc.
filed 2005-10-14
CIK 1020646

                 UNITED STATES SECURITIES AND EXCHANGE COMISSION
                             Washington, D.C. 20549



                                  FORM 10-QSB/A
                                (Amendment No. 2)



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


On August 8, 2005, ERF Wireless, Inc. ("ERFW") entered into an Asset Purchase Agreement to purchase assets from Skyvue USA East Central Texas Inc., a Texas corporation ("Skyvue USA"). The formal closing on this transaction occurred on August 12, 2005. The assets will be used to operate an enterprise-class encrypted wireless banking network business. ERFW paid Skyvue USA $600,000 in consideration, assumed $39,000 in liabilities, plus is obligated for earn-out payments based upon a multiples of Adjusted EBITDA of the assets contributed to ERFW's newly created wholly owned subsidiary, ERF Enterprise Network Services, Inc., a Texas corporation. The Company filed a Form 8-K on this transaction on August 12, 2005 along with a copy of the Definitive Asset Purchase Agreement, including a comprehensive listing of all assets acquired in this transaction. The Company believes this transaction represents the acquisition of a business rather than the purchase of assets. The Company will be filing the required Form 8-K/A on or before October 24, 2005 including audited financial statements, pro-forma financial information and the disclosures required by SFAS No. 141.

The Company is currently in the process of obtaining an audit related to Skyvue's operation for the prior two financial years and a review of the six-month period ended June 30, 2005 and an analysis of the intangible assets and allocation of purchase price.. Accordingly, it is not practicable for the Company to include a disclosure of all information required by paragraphs 51 and 52 of SFAS 141. The Company has although ascribed a preliminary value to each of the assets and liabilities assumed from the acquisition of Skyvue USA. With respect to the potential additional consideration in the form of earnout payments, such additional consideration cannot be reasonably estimated and, accordingly, the Company will apply FASB 142 rules regarding recording this consideration should the newly created subsidiary achieve its Adjusted EBITDA thresholds. The following table summarizes the estimated fair value of the Skyvue USA assets

Current assets                                     $    44
Property and equipment                                  89
Intangible assets                                      506
Goodwill                                               ---
Total assets acquired                                  639
Current liabilities                                     24
Non-current liabilities                                 15
Total liabilities assumed                               39
Net assets acquired                                $   600

Additionally, the Company has ascribed a preliminary allocated value to the various elements of intangible assets acquired from the acquisition of Skyvue USA. The following table summarizes the estimated allocated value of the intangibles acquired:

Customer Relationships                             $   261
Trained Workforce                                      125
Non-Compete Agreement                                  100
Acquired Technology and Software                        20
Total Intangible Assets                                506

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


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES.

>From April 8, 2005 through June 1, 2005, the Company issued 125,003 shares of its $.001 par value common stock for $187,500 in funds sold during the six months ended June 30, 2005 against the Company's Private Placement Memorandum dated January 1, 2005 and updated on June 25, 2005. In addition to the shares of common stock, the investor will receive a Class A Warrant and a Class B Warrant for each share of common stock purchased. The Class A Warrant has an exercise price of $5.00 per share and the Class B Warrant has an exercise price of $7.50 per share. Each warrant allows the holder to purchase one share of common stock at the exercise price. The Company is relying upon the following facts in its determination that the issuance of shares under the Stock Purchase Agreement is an exempt transaction under Section 4(2) of the Securities Act for "transactions by an issuer not involving any public offering." There was no general solicitation or general advertising. There were four purchasers. There was an opportunity for all purchasers to ask questions and receive answers concerning the terms and conditions of the offering. The purchasers were accredited investors and all have such knowledge and experience in financial and business matters as to be capable of evaluating alone the merits and risks of the prospective investment. All certificates for shares contained a Rule 144 legend."

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


   Exhibit 10.1 Second Addendum to Debt Conversion and Funding Agreement effective July 1, 2005 between ERF Wireless, Inc., Eagle R.F. International and Investors. (8)

   Exhibit 10.2            R. Greg Smith Amended and Restated Employment
                           Agreement (5)
   Exhibit 10.3 Addendum to Debt Conversion and Funding Agreement effective September 30, 2004 between ERF Wireless, Inc., Eagle R.F. International and Investors. (7)
   Exhibit 10.4 Asset and Liability Contribution Agreement dated March 31, 2004 between Fleetclean Systems, Inc. and Fleetclean Chemicals, Inc. (2)
   Exhibit 10.5 Stock Purchase Agreement dated May 15, 2004 between Systom Trust Joint Venture and Kenneth A. Phillips et. al. (3)
   Exhibit 10.6 Subscription Agreement dated May 11, 2004 between Fleetclean Systems, Inc. and Systom Trust Joint Venture (3)
   Exhibit 10.7 Acquisition Agreement dated May 15, 2004 between Kenneth A. Phillips and Fleetclean Systems, Inc. (3)
   Exhibit 10.8            2004 Non-Qualified Stock Compensation Plan (4)

   Exhibit 31.1            Certification of Chief Executive Officer
   Exhibit 31.2            Certification of Chief Financial Officer
   Exhibit 32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

---------------------
   (1) incorporated by reference from the Form 10-QSB for September 30, 2004; Accession number 1019687-4-2624.
   (2) incorporated by reference from the Form 10-QSB for June 30, 2004; Accession number 1157523-4-4889.
   (3) incorporated by reference from the Form 8-K for May 28, 2004; Accession number 1019687-4-1225.
   (4) incorporated by reference from the Form S-8 filed December 29, 2004; Accession number 1019687-4-2940.
   (5) incorporated by reference from the Form 10-KSB for December 31, 2004; Accession number 1019687-1-1049.
   (6) incorporated by reference from the Form 10-QSB for March 31, 2005; Accession number 1019687-05-001417.
   (7) incorporated by reference from the Form 10-KSB/A - Amendment No. 1; Accession number 1019687-5-002436.
   (8) incorporated by reference from the Form 10-QSB/A - Amendment Not. 1; Accession number 1019687-5-002437


(B) REPORTS ON FORM 8-K

    The following current reports on Form 8-K were filed during the three months ended June 30, 2005:

      NONE.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ERF Wireless, Inc.



Date:  October 14, 2005



By:    /s/ R. Greg Smith
       -----------------
       R. Greg Smith,
       Chief Executive Officer and Chief Financial Officer
       (Principal Executive Officer and Principal Financial
       and Accounting Officer)