Form 10KSB/A
period 2004-12-31
ERF Wireless, Inc.
filed 2005-11-01
CIK 1020646

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-KSB/A
                                 AMENDMENT NO. 3


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


LOPEZ, BLEVINS, BORK & ASSOCIATES, L.L.P.
Houston, Texas
April 11, 2005, except for the matters described in Note 1 under the heading - "Basic Loss Per Share" (Restated), as to which the date is October 31, 2005.

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





                               ERF WIRELESS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                ($ in thousands except share data and loss per share)


                                                TWELVE MONTHS    TWELVE MONTHS
                                                    ENDED             ENDED
                                                    2004              2003
                                                  RESTATED           RESTATED

Net sales                                      $         325      $        66
Cost of goods sold                                        84               28
                                               -------------------------------
Gross profit                                             241               38
                                               -------------------------------
Operating expenses:
  Selling, general and administrative                    948               84
  Depreciation and amortization                           12                2
                                               -------------------------------
Total Operating expenses                                 960               86
                                               -------------------------------

Net Loss from operations                                (719)             (48)
                                               -------------------------------

Other income (expense):
  Interest expense                                        --               --
  Other income (expense)                                  --               --
                                               -------------------------------

Net loss                                                (719)             (48)
                                               -------------------------------

Other Comprehensive Loss:
  Unrealized Holding Gain / (Loss)                         2               (1)
                                               -------------------------------
Other Comprehensive Loss                                (717)             (49)
                                               -------------------------------

Deemed dividend related to beneficial
  conversion feature of preferred stock                  750               --
                                               -------------------------------
Net loss applicable to common shareholders     $      (1,467)     $       (49)
                                               ===============================

Net income (loss) per share:
  Basic                                        $       (0.74)     $     (0.04)
                                               ===============================
  Diluted                                      $       (0.74)     $     (0.04)
                                               ===============================

Weighted average shares outstanding:
  Basic and diluted                                1,992,000        1,143,000
                                               ==============================


 See accompanying summary of accounting policies and notes to financial statements.




                                                         ERF WIRELESS, INC.
                                   CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (AS RESTATED)
                                           FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                                          ($ in thousands)


                                                                                                                           TOTAL
                                      COMMON STOCK              PREFERRED         ADDITIONAL               ACCUMULATED     SHARE
                                  --------------------    ---------------------    PAID IN      RETAINED  COMPREHENSIVE   HOLDERS'
                                   SHARES      VALUE       STOCK        STOCK      CAPITAL      EARNINGS     INCOME        EQUITY
                                  --------    --------    --------     --------    --------     --------     --------     --------

TOTAL SHAREHOLDERS' EQUITY
  AS OF DECEMBER 31, 2002           1,143     $     1       1,000      $     1     $    --      $     5      $    (1)           6
                                  ------------------------------------------------------------------------------------------------

 Net loss                              --          --          --           --          --          (48)          (1)          (49)

TOTAL SHAREHOLDERS' EQUITY
  AS OF DECEMBER 31, 2003           1,143     $     1     $ 1,000      $     1     $    --      $   (43)     $    (2)      $   (43)
                                  ================================================================================================

NET LOSS FOR THE TWELVE MONTHS
  ENDED DECEMBER 31, 2004              --          --          --           --          --           --           --           --

 Net loss                              --          --          --           --          --         (719)           2         (717)

 New stock issued to
   shareholders:
 Results 75:1 reverse split           192           1          --           --         (12)          --           --          (11)
 Conversion of preferred stock      3,152           3        (169)          --          (3)          --           --           --
 For services and compensation         --          --          --           --          39           --           --           39
 For retirement of debt and
   liabilities                         --          --       1,500            1         749           --           --          750
 Stock-based compensation              --          --          --           --          --           --           --           --
 Beneficial conversion features
   on convertible debentures           --          --          --           --         750         (750)          --           --
 Unrealized holding loss               --          --          --           --          --           --           --           --

                                  ------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY
  AS OF DECEMBER 31, 2004           4,487     $     5       2,331      $     2     $ 1,523      $(1,512)          (0)     $    18
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

Restatement:

The Company filed Form 10-KSB/A - Amendment No. 3 adjusting its Basic and Diluted Loss Per Share from ($0.52) per share as originally presented to ($0.74) per share to correct an error in the computation of Basic and Diluted Loss Per Share. For the year ended December 31, 2004, the restatement increased the basic and diluted loss per share by $0.22 from a basic and diluted loss per share of ($0.52), as originally presented, to a restated basic and diluted loss per share of ($0.74). The Company had incorrectly calculated the weighted average shares outstanding on a basic and diluted basis. Specifically, the Company corrected the weighted average shares outstanding from 2,842,000 to 1,992,000 in form 10-KSB/A - Amendment No. 3 The impact of the accounting error was to understate the Basic and Diluted Loss Per Share by $0.22 as a result of correcting the weighted average shares outstanding from 2,842,000 to 1,992,000. The effect of the restatement had no effect on the net loss, accumulated deficit or stockholders' equity of the Company.

The Company filed Form 10-KSB/A - Amendment No. 3 adjusting its Basic and Diluted Loss Per Share from ($0.05) per share as originally presented to ($0.04) per share to correct an error in the computation of Basic and Diluted Loss Per Share. For the year ended December 31, 2003, the restatement decreased the basic and diluted loss per share by $0.01 from a basic and diluted loss per share of ($0.05), as originally presented, to a restated basic and diluted loss per share of ($0.04). The Company had incorrectly calculated the weighted average shares outstanding on a basic and diluted basis. Specifically, the Company corrected the weighted average shares outstanding from 1,000,000 to 1,143,000 in form 10-KSB/A - Amendment No. 3. The impact of the accounting error was to overstate the Basic and Diluted Loss Per Share by $0.01 as a result of correcting the weighted average shares outstanding from 1,000,000 to 1,143,000. The effect of the restatement had no effect on the net loss, accumulated deficit or stockholders' equity of the Company.

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

On October 12, 2004, the Company issued an additional 4,151,812 shares of its $.001 par value common stock based upon the two following events:

         o The Company issued 1,000,000 shares of its $.001 par value common stock to four individuals as the Purchase Price in exchange for 100% of the capital stock of Eagle R.F. International. The acquisition of Eagle R.F. International was accounted for as a reverse acquisition. The Company carried over the 1,000,000 shares of Series A Preferred Stock acquired on May 15, 2004 into the post reverse merger Company as a part of the overall recapitalization. Accordingly, the Company treated the 1,000,000 shares of Series A Preferred Stock as outstanding in prior reporting periods based on the circumstances cited in Note 1 under the heading "Nature of the Company" involving the dual directorships of Dr. H. Dean Cubley and the Cubley family interests in each respective companies.

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

The provision for refundable Federal income tax consists of the following:

                                                     December 31,   December 31,
                                                        2004            2003
                                                     -----------    -----------
Refundable Federal income tax attributable to:
      Current operations                             $  (240,000)   $   (15,000)
        Less, Change in valuation allowance              240,000         15,000
                                                     -----------    -----------
         Net refundable amount                                --             --
                                                     ===========    ===========

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:


                                                     December 31,   December 31,
                                                        2004            2003
                                                     -----------    -----------
Deferred tax asset attributable to:
      Net operating loss carryover                   $  (260,000)   $   (15,000)
        Less, valuation allowance                        260,000         15,000
                                                     -----------    -----------
         Net deferred tax asset                               --             --
                                                     ===========    ===========

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

                                                         SHARES         PERCENT
                                      TITLE OF        BENEFICIALLY      OF CLASS
NAME AND ADDRESS                       CLASS           OWNED (1)          (1)
----------------                       -----           ---------          ---
Dr. H. Dean Cubley                     Common              200,000        4.4%
2911 South Shore Blvd., Suite 100
League City, Texas 77573
R. Greg Smith                          Common                2,667        0.1%
2911 South Shore Blvd., Suite 100
League City, Texas 77573
Dr. Bartus H. Batson                   Common                   --         --%
c/o ERF Wireless, Inc.
2911 South Shore Blvd., Suite 100
League City, Texas 77573
Christopher J. Futer                   Common              400,000        8.8%
c/o ERF Wireless, Inc.
2911 South Shore Blvd., Suite 100
League City, Texas 77573
Systom Trust Joint Venture             Series A       2,331,240.44      100.0%
c/o ERF Wireless, Inc.                 Preferred
2911 South Shore Blvd., Suite 100      Stock
League City, Texas 77573
Officers and Directors as a Group      Common              202,667        4.5%
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

ERF WIRELESS, INC.



         By: /s/ R. Greg Smith
             ------------------------------
             Name:  R. Greg Smith
             Title: Chief Executive Officer and Chief Financial Officer
             Date:  November 1, 2005




     Pursuant to the requirements of the Securities Exchange Act of 1934, this restated Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                  TITLE                                 DATE
---------                  -----                                 ----



/s/ R. Greg Smith          Chief Executive Officer, Principal   November 1, 2005
                           Executive Officer, Chief Financial
                           Officer, Principal Financial Officer
                           and Director


/s/ Dr. H. Dean Cubley     Chairman of the Board of Directors   November 1, 2005


/s/ Dr. Bartus H. Batson   Director                             November 1, 2005


/s/ John A. Burns          Director                             November 1, 2005