Form 10QSB/A
period 2005-06-30
ERF Wireless, Inc.
filed 2005-11-01
CIK 1020646

                 UNITED STATES SECURITIES AND EXCHANGE COMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                (Amendment No. 3)



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
                                                                 ========      ========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.




                                        ERF WIRELESS, INC.
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE PERIODS ENDED JUNE 30, 2005 AND 2004
                                            (Unaudited)
                       ($ in thousands except share data and loss per share)


                                                    FOR THE THREE               FOR THE SIX
                                                 MONTHS ENDED JUNE 30,      MONTHS ENDED JUNE 30,
                                                ----------------------      ----------------------
                                                  2005          2004          2005          2004
                                                              RESTATED                    RESTATED
                                                --------      --------      --------      --------
SALES:
  Sales                                         $    92       $    80       $   201       $   152
                                                --------      --------      --------      --------
TOTAL SALES                                          92            80           201           152
                                                --------      --------      --------      --------

COSTS OF GOODS SOLD:
  Cost of goods sold                                 46            26            79            42
                                                --------      --------      --------      --------
TOTAL COSTS OF GOODS SOLD                            46            26            79            42
                                                --------      --------      --------      --------
GROSS PROFIT                                         46            54           122           110
                                                --------      --------      --------      --------

OPERATING EXPENSES:
    Selling, general and administrative             527           140         1,065           278
    Depreciation and amortization                    10             3            15             6
                                                --------      --------      --------      --------
TOTAL OPERATING EXPENSES                            537           143         1,080           284
                                                --------      --------      --------      --------

LOSS FROM OPERATIONS                               (491)          (89)         (958)         (174)
                                                --------      --------      --------      --------

NET LOSS                                           (491)          (89)         (958)         (174)
                                                --------      --------      --------      --------

OTHER COMPREHENSIVE LOSS:
  Unrealized holding gain (loss)                      1            (1)            1            --
                                                --------      --------      --------      --------
TOTAL OTHER COMPREHENSIVE LOSS                     (490)          (90)         (957)         (174)
                                                ========      ========      ========      ========

Deemed dividend related to beneficial
     conversion feature of preferred stock         (389)                       (626)
                                                ========      ========      ========      ========
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS      $  (879)      $   (90)      $(1,583)      $  (174)
                                                ========      ========      ========      ========

NET LOSS PER COMMON SHARE:
  Basic                                         $ (0.11)      $ (0.08)      $ (0.21)      $ (0.15)
  Diluted                                       $ (0.11)      $ (0.08)      $ (0.21)      $ (0.15)


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.




                                                         ERF WIRELESS, INC.
                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                              FOR THE PERIODS ENDED JUNE 30, 2005 AND DECEMBER 31, 2004 (AS RESTATED)
                                                            (Unaudited)
                                                         ($ in thousands)


                                            COMMON STOCK            PREFERRED      ADDITIONAL            ACCUMULATED     TOTAL
                                       --------------------   -------------------   PAID IN    RETAINED COMPREHENSIVE SHAREHOLDERS'
                                        SHARES      VALUE       STOCK      VALUE    CAPITAL    EARNINGS     INCOME      EQUITY
                                       --------   --------    --------   --------   --------   --------    --------    --------
TOTAL SHAREHOLDERS' EQUITY
   AS OF DECEMBER 31, 2003               1,143    $     1       1,000    $     1    $    --    $   (43)    $    (2)    $   (43)
                                       --------   --------    --------   --------   --------   --------    --------    --------
Activity                                 3,344          4       1,331          1      1,523     (1,469)          2          61

TOTAL SHAREHOLDERS' EQUITY
   AS OF DECEMBER 31, 2004               4,487          5       2,331          2      1,523     (1,512)         --          18
                                       --------   --------    --------   --------   --------   --------    --------    --------

Net loss                                    --         --          --         --         --       (958)         --        (958)

New stock issued to shareholders:
For services, compensation and
      liabilities                           75         --          --         --        314         --          --         314
For retirement of debt                                 --       1,252          2        625         --         --          627
Conversion value of convertible
      preferred stock                                                                   626       (626)
Proceeds from sale of common stock, net    125         --          --         --        168         --          --         168
Unrealized holding loss                     --         --          --         --         --                      1           1
                                       --------   --------    --------   --------   --------   --------    --------    --------
TOTAL SHAREHOLDERS' EQUITY
    AS OF JUNE 30,  2005                 4,687    $     5       3,583    $     4    $ 3,256    $(3,096)    $     1     $   170
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

Restatement:

The Company filed Form 10-QSB/A - Amendment No. 3 adjusting its Basic and Diluted Loss Per Share from ($0.09) per share as originally presented to ($0.08) per share to correct an error in the computation of Basic and Diluted Loss Per Share. For the three months ended June 30, 2004, the restatement decreased the basic and diluted loss per share by $0.01 from a basic and diluted loss per share of ($0.09), as originally presented, to a restated basic and diluted loss per share of ($0.08). The Company had incorrectly calculated the weighted average shares outstanding on a basic and diluted basis. Specifically, the Company corrected the weighted average shares outstanding from 1,000,000 to 1,143,000 in form 10-QSB/A - Amendment No. 3. The impact of the accounting error was to overstate the Basic and Diluted Loss Per Share by $0.01 as a result of correcting the weighted average shares outstanding from 1,000,000 to 1,143,000. The effect of the restatement had no effect on the net loss, accumulated deficit or stockholders' equity of the Company.

The Company filed Form 10-QSB/A - Amendment No. 3 adjusting its Basic and Diluted Loss Per Share from ($0.17) per share as originally presented to ($0.15) per share to correct an error in the computation of Basic and Diluted Loss Per Share. For the six months ended June 30, 2004, the restatement decreased the basic and diluted loss per share by $0.02 from a basic and diluted loss per share of ($0.17), as originally presented, to a restated basic and diluted loss per share of ($0.15). The Company had incorrectly calculated the weighted average shares outstanding on a basic and diluted basis. Specifically, the Company corrected the weighted average shares outstanding from 1,000,000 to 1,143,000 in form 10-QSB/A - Amendment No. 3. The impact of the accounting error was to overstate the Basic and Diluted Loss Per Share by $0.02 as a result of correcting the weighted average shares outstanding from 1,000,000 to 1,143,000. The effect of the restatement had no effect on the net loss, accumulated deficit or stockholders' equity of the Company.

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
                                               ======      ======     ======

                                                         For the six
                                                  months ended June 30, 2004
                                              ----------------------------------
                                                 Income      Shares    Per-Share
                                              (Numerator)(Denominator)  Amount
                                               ---------  ----------- ---------
Net loss                                       $ (174)      $   --     $   --
Basic EPS:
  Income available to common stockholders        (174)       1,143       (0.15)
  Effect of dilutive securities warrants           --           --         --
Diluted EPS:
                                               -------      -------    -------
  Income available to common stockholders
    and assumed conversions                    $ (174)      $1,143     $(0.15)
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

For the six months ended June 30, 2004

                                             Contact
              (IN THOUSANDS)                 Wireless       Other       Consol.
                                             -----------------------------------

         Revenue                             $     128     $      24      $ 152
         Segment Income (Loss)                      26           (29)        (3)
         Segment Assets                            115            13        128
         Capital Expenditures                       10            --         10
         Depreciation                                2             4          6

         Reconciliation of Segment Loss from Operations    June 30, 2005    June 30, 2004
         ----------------------------------------------    -------------    -------------
         Total segment loss from operations                 $    (158)        $      (3)
         Total Corporate overhead                                (800)             (170)
                                                            ----------        ----------
         Net loss                                           $    (958)        $    (173)
                                                            ==========        ==========


         Reconciliation of Segment Assets to Total Assets   June 30, 2005    June 30, 2004
         ------------------------------------------------   -------------    -------------

         Total segment Assets                               $     210         $     128
         Total Corporate Assets                                   118                11
                                                            ----------        ----------
         Consolidated  Assets                               $     328         $     139
                                                            ==========        ==========

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



Date:  November 1, 2005



By:    /s/ R. Greg Smith
       -----------------
       R. Greg Smith,
       Chief Executive Officer and Chief Financial Officer
       (Principal Executive Officer and Principal Financial
       and Accounting Officer)