Form 10QSB
period 2005-09-30
ERF Wireless, Inc.
filed 2005-11-21
CIK 1020646

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

Yes |X|  No | |.

As of November 15, 2005, the Company had outstanding 7,145,171 shares of its $.001 par value common stock.

                                  PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                        ERF WIRELESS, INC.
                                   CONSOLIDATED BALANCE SHEETS
                            SEPTEMBER 30, 2005, AND DECEMBER 31, 2004
                                ($ in thousands except share data)

                                                                 SEPTEMBER 30,      DECEMBER 31,
                                                                     2005               2004
                                                                 (unaudited)
                                                                 -------------      -------------

                                              ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                      $       1,319      $           6
  Securities available for sale                                             --                  7
  Accounts receivable, net                                                   7                 --
  Inventories                                                              118                 34
  Prepaid expenses                                                         271                  8
                                                                 -------------      -------------
         TOTAL CURRENT ASSETS                                            1,715                 55
                                                                 -------------      -------------

PROPERTY AND EQUIPMENT
  Operating equipment                                                      428                 91
  Less accumulated depreciation                                            (44)               (14)
                                                                 -------------      -------------
         TOTAL PROPERTY AND EQUIPMENT                                      384                 77
                                                                 -------------      -------------

OTHER INTANGIBLE ASSETS, NET                                               478
OTHER ASSETS                                                                14

                                                                 -------------      -------------
TOTAL ASSETS                                                     $       2,591      $         132
                                                                 =============      =============

                               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                               $         412      $          76
  Accrued expenses                                                          59                 24
  Notes payable                                                            471                 --
  Deferred revenue                                                          11                 12
                                                                 -------------      -------------
         TOTAL CURRENT LIABILITIES                                         953                112
                                                                 -------------      -------------

COMMITMENTS AND CONTINGENT LIABILITIES

  Long-term notes payable                                                  258                  2
  Deferred revenue                                                          25                 --
                                                                 -------------      -------------
         TOTAL LONG-TERM  LIABILITIES                                      283                  2

SHAREHOLDERS' EQUITY:
  Preferred stock -- $.001 par value
    Authorized  25,000,000 shares
    Issued and outstanding at September 30, 2005 and                         4                  2
    December 31, 2004, 3,997,330 and 2,331,241, respectively
  Common stock -- $.001 par value
    Authorized 475,000,000 shares
    Issued and outstanding at September 30, 2005, and
    December 31, 2004, 7,060,494 and 4,486,551, respectively                 7                  5
  Additional paid in capital                                             5,889              1,523
  Accumulated deficit                                                   (4,545)            (1,512)
  Accumulated comprehensive income (loss)                                   --                 --
                                                                 -------------      -------------
         TOTAL SHAREHOLDERS' EQUITY                                      1,355                 18
                                                                 -------------      -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $       2,591      $         132
                                                                 =============      =============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.





                                        ERF WIRELESS, INC.
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
                                            (Unaudited)
                       ($ in thousands except share data and loss per share)


                                                    FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                                    ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                    --------------------      --------------------
                                                      2005         2004         2005        2004
                                                    -------      -------      -------      -------
NET SALES:
   Sales                                            $    92      $    81      $   293      $   233
                                                    -------      -------      -------      -------
TOTAL SALES                                              92           81          293          233
                                                    -------      -------      -------      -------

COSTS OF GOODS SOLD:
   Products and integration services                     57           24          136           66
   Depreciation                                           2           --            2           --
                                                    -------      -------      -------      -------
TOTAL COSTS OF GOODS SOLD                                59           24          138           66
                                                    -------      -------      -------      -------
GROSS PROFIT                                             33           57          155          167
                                                    -------      -------      -------      -------

OPERATING EXPENSES:
   Selling, general and administrative                  835          249        1,899          527
   Depreciation and amortization                         41            3           56            9
                                                    -------      -------      -------      -------
TOTAL OPERATING EXPENSES                                876          252        1,955          536
                                                    -------      -------      -------      -------

LOSS FROM OPERATIONS                                   (843)        (195)      (1,800)        (369)
                                                    -------      -------      -------      -------

OTHER INCOME/(EXPENSES):
   Interest income                                        2           --            2
   Interest (expense)                                   (51)          --          (52)
   Gain (loss) on sale of marketable securities           1           --            1
                                                    -------      -------      -------      -------
TOTAL OTHER INCOME (EXPENSE)                            (48)          --          (49)          --
                                                    -------      -------      -------      -------

NET LOSS                                               (891)        (195)      (1,849)        (369)
                                                    -------      -------      -------      -------

OTHER COMPREHENSIVE LOSS:
   Unrealized holding gain (loss)                        (1)          (1)          --           (1)

                                                    -------      -------      -------      -------
TOTAL OTHER COMPREHENSIVE LOSS                         (892)        (196)      (1,849)        (370)
                                                    =======      =======      =======      =======

Deemed dividend related to beneficial
     conversion feature of preferred stock             (558)        (487)      (1,183)        (487)

                                                    =======      =======      =======      =======
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS          $(1,450)     $  (683)     $(3,032)     $  (857)
                                                    =======      =======      =======      =======

NET LOSS PER COMMON SHARE:
   Basic                                            $ (0.15)     $ (0.12)     $ (0.37)     $ (0.32)
   Diluted                                          $ (0.15)     $ (0.12)     $ (0.37)     $ (0.32)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.





                                                        ERF WIRELESS, INC.
                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  FOR THE PERIODS ENDED SEPTEMBER 30, 2005, AND DECEMBER 31, 2004
                                                   (Unaudited) ($ in thousands)


                              COMMON STOCK         PREFERRED STOCK        ADDITIONAL                   ACCUMULATED       TOTAL
                              ------------         ---------------          PAID IN       RETAINED    COMPREHENSIVE  SHAREHOLDERS'
                            SHARES     VALUE       SHARES       VALUE       CAPITAL       EARNINGS       INCOME          EQUITY
                           --------   --------    --------    --------    -----------   -----------    -----------    -----------
TOTAL SHAREHOLDERS'
  EQUITY AS OF
  DECEMBER 31, 2003           1,143   $      1       1,000    $      1    $        --   $       (43)   $        (2)   $       (43)
Activity                      3,344          4       1,331           1          1,523        (1,469)             2             61
                           --------   --------    --------    --------    -----------   -----------    -----------    -----------

TOTAL SHAREHOLDERS'
  EQUITY AS OF
  DECEMBER 31, 2004           4,487          5       2,331           2          1,523        (1,512)            --             18

Net loss                         --         --          --          --             --        (1,849)            --         (1,849)

New stock issued to
 shareholders:
  Conversion of
    preferred stock
    to common stock           2,251          2        (120)                        (2)                                         --
  For services,
    compensation and
    liabilities                 198         --          --          --            772            --             --            772
  For retirement of
    debt                                    --       1,786           2          1,182            --             --          1,184
  Beneficial
    conversion
    warrants and debt                                   --                      1,062                                       1,062
  Beneficial
    conversion value
    - deemed dividend
    on preferred stock                                                          1,184        (1,184)                           --
  Proceeds from sale
    of common stock, net        125         --          --          --            168            --             --            168
                           --------   --------    --------    --------    -----------   -----------    -----------    -----------
 TOTAL SHAREHOLDERS'
    EQUITY AS OF
    SEPTEMBER 30, 2005        7,061   $      7       3,997    $      4    $     5,889   $    (4,545)   $        --    $     1,355
                           ========   ========    ========    ========    ===========   ===========    ===========    ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.





                                        ERF WIRELESS, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE PERIODS ENDED SEPTEMBER 30, 2005 AND 2004,
                                   (Unaudited) ($ in thousands)


                                                                     FOR THE NINE MONTHS ENDED
                                                                  -------------------------------
                                                                  SEPTEMBER 30,     SEPTEMBER 30,
                                                                      2005              2004
                                                                  -------------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                          $      (1,849)    $        (369)
                                                                  -------------     -------------

Adjustments to reconcile net loss to net cash
   used by operating activities:
  Amortization of debt discount                                              41
  Depreciation and amortization                                              58                 9
  Stock issued for services rendered and assets acquired                    530

Change in assets and liabilities net of effects from
   purchase of SkyVue:
  (Increase) in accounts receivable, net                                     (3)              (34)
  (Increase) in inventories                                                 (56)              (37)
  (Increase)/decrease in prepaid expenses                                   (21)                3
  Increase in accounts payable                                              336                 4
  Increase in accrued expenses                                               35                --
                                                                  -------------     -------------
    Total Adjustment                                                        920               (55)
                                                                  -------------     -------------
NET CASH USED BY OPERATING ACTIVITIES                                      (929)             (424)
                                                                  -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                       (215)              (15)
  Payment for purchase of Skyvue, net of cash acquired                     (125)
  Increase in other assets                                                  (14)
  Decrease in marketable securities                                           7                --
                                                                  -------------     -------------
NET CASH USED BY INVESTING ACTIVITIES                                      (347)              (15)
                                                                  -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from financing agreements                                      1,255
  Decrease in notes payable and long-term debt                               (9)
  Decrease in deferred costs                                                 (9)               --
  Proceeds from investor loans                                            1,184               434
  Proceeds from sale of common stock, net                                   168                --
                                                                  -------------     -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 2,589               434
                                                                  -------------     -------------

NET INCREASE/(DECREASE) IN CASH                                           1,313                (5)
CASH AT THE BEGINNING OF THE PERIOD                                           6                 9
                                                                  -------------     -------------
CASH AT THE END OF THE PERIOD                                     $       1,319     $           4
                                                                  =============     =============

Supplemental disclosure of cash flow information:
Net cash paid during the year for:
  Interest                                                        $          --     $          --
  Income taxes                                                    $          --     $          --

Supplemental non-cash investing activities (See Notes 6 and 15) and changes in shareholders equity.

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                                4

                               ERF WIRELESS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

NATURE OF THE COMPANY

ERF Wireless Inc. (the Company), a fully reporting public company trading on the Nasdaq OTC Electronic Bulletin Board under the symbol "ERFW," provides wireless communications products and services on a nationwide basis, including the Company's core focus of providing enterprise-class wireless broadband services. The Company has formed four operating divisions to provide solutions and services to different segments of the wireless industry. The Company's Enterprise Network Services Division was formed to serve enterprise customers, private entities, cities, unincorporated municipalities and the general public. The Company's Wireless Bundled Services Division was formed to provide wireless broadband products and services, including Internet, voice, data, security and video services, and is in the early stages of building or acquiring a seamless wireless broadband network throughout North America to serve private entities, cities, municipalities and the general public. The Company's Wireless Messaging Services Division provides wireless broadband system design and implementation, manufactures and supplies high-power infrastructure equipment for the wireless messaging industry and owns and operates a wide-area wireless messaging service (one- and two-way cellular and paging retail). The Company's Network Operations Services Division provides the overall day-to-day operations, maintenance, upgrading, 24/7 monitoring and expansion of all wireless broadband networks that the Company constructs, acquires, maintains and administers.

BASIS OF ACCOUNTING

The Company maintains its accounts on the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America. The accompanying financial statements of ERF Wireless Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission
(SEC). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

                               ERF WIRELESS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


ALLOWANCE FOR DOUBTFUL ACCOUNTS

Earnings are charged with a provision for doubtful accounts based on a current review of collectibility of accounts receivable. Accounts deemed uncollectible are applied against the allowance for doubtful accounts.

DEFERRED REVENUES

Revenues that are billed in advance of services being completed are deferred until the conclusion of the period of the service for which the advance billing relates. Deferred revenues are included on the balance sheet as a current liability until the service is performed and then recognized in the period in which the service is completed. The Company's deferred revenues consist of billings in advance of services being rendered for its wireless broadband and paging customers and, accordingly, are deferred and recognized monthly as earned. The Company had deferred revenues of $36,000 in current and long-term liabilities as of September 30, 2005.

INVENTORIES

Inventories are valued at the lower of cost or market. The cost is determined by using the average cost method. Inventories consist of the following items, in thousands:

                                 September 30,        December 31,
                                     2005                 2004
                                 -------------        ------------
         Raw material            $          45        $         17
         Work in process                    57                  --
         Finished goods                     17                  17
                                 -------------        ------------
                                 $         118        $         34
                                 =============        ============

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

REVENUE RECOGNITION

The Company's revenue is generated primarily from the sale of wireless communications products and services on a nationwide basis, including providing enterprise-class wireless broadband services. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable.

The Company records revenues from its fixed-price, long-term contracts using the percentage-of-completion method. Revenues are recorded based on construction costs incurred to date as a percentage of estimated total cost at completion. The percentage-of-completion, determined by using total costs incurred to date as a percentage of estimated total costs at completion, reflects the actual physical completion of the project. This method of revenue recognition is used because management considers total cost to be the best available measure of progress on the contracts.

                               ERF WIRELESS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


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

BENEFICIAL CONVERSION

Equity instruments that contain a beneficial conversion feature are recorded as a deemed dividend to the holders of the convertible equity instruments. The deemed dividend associated with the beneficial conversion is calculated as the difference between the fair value of the underlying common stock less the proceeds that have been received for the equity instrument limited to the value received. The beneficial conversion amount is recorded as a reduction on the carrying value of the equity instrument and an increase to additional paid-in-capital.

BASIC LOSS PER SHARE

The Company is required to provide basic and dilutive earnings (loss) per common share information.

The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods ended September 2005 and 2004, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

                               ERF WIRELESS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2004, the FASB issued a revision to SFAS 123 (also known as SFAS
123R) that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method. SFAS 123R's effective date would be applicable for awards that are granted, modified, become vested, or settled in cash in interim or annual periods beginning after December 15, 2005. SFAS 123R includes three transition methods: one that provides for prospective application and two that provide for retrospective application. The Company intends to adopt SFAS 123R prospectively commencing in the fourth quarter of the fiscal year ending December 31, 2005. It is expected that the adoption of SFAS 123R will cause the Company to record as expense each quarter a non-cash accounting charge approximating the fair value of such share-based compensation meeting the criteria outlined in the provisions of SFAS 123R.

In April 2004, the Emerging Issues Task Force ("EITF") issued Statement No. 03-06, "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share" ("EITF 03-06"). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 became effective during the quarter ended June 30, 2004, the adoption of which did not have an impact on the calculation of earnings per share of the Company.

In July 2004, the EITF issued a draft abstract for EITF Issue No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" ("EITF 04-08"). EITF 04-08 reflects the Task Force's tentative conclusion that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. If adopted, the consensus reached by the Task Force in this issue will be effective for reporting periods ending after December 15, 2004. Prior period earnings per share amounts presented for comparative purposes would be required to be restated to conform to this consensus and the Company would be required to include the shares issuable upon the conversion of the Notes in the diluted earnings per share computation for all periods during which the Notes are outstanding. Since the first quarter of 2004, the Company has included the shares issuable upon conversion of the debt in its computation of diluted earnings per share.

In September 2004, the EITF delayed the effective date for the recognition and measurement guidance previously discussed under EITF Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," ("EITF 03-01") as included in paragraphs 10-20 of the proposed statement. The proposed statement will clarify the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method. Currently, there would be no effect of this proposed statement on its financial position and results of operations.

                               ERF WIRELESS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 2 - ACCOUNTS RECEIVABLE

Accounts Receivable consists of the following (in thousands):

                                                September 30,      December 31,
                                                    2005               2004
                                                -------------     -------------
         Accounts receivable                    $           8     $          43
         Allowance for doubtful accounts                   (1)              (43)
                                                -------------     -------------
         Accounts receivable, net               $           7     $          --
                                                =============     =============

         Allowance for doubtful accounts
          percentage of accounts receivable          13%              100%


NOTE 3 - PROPERTY AND EQUIPMENT:

Components of property, plant, and equipment, consist of the following items (in thousands):

                                                 September 30,     December 31,
                                                     2005             2004
                                                 -------------    -------------
         Automobile                              $          42    $           1
         Operating equipment                               190               63
         Office furniture and equipment                     66                8
         Leasehold improvements                             17               15
         Computer equipment                                 75                4
         Land                                               38               --
                                                 -------------    -------------
         Total property, plant and equipment               428               91
         Less accumulated depreciation                     (44)             (14)
                                                 -------------    -------------
         Net property, plant and equipment       $         384    $          77
                                                 =============    =============


Depreciation and amortization expense was approximately $58,000 and $9,000 for the nine months ended September 30, 2005 and 2004, respectively.

N0TE 4 - OTHER INTANGIBLES

Other intangible assets consist of the following (in thousands):

                                       Weighted
                                       Average          Gross                             Net
                                      Useful Life      Carrying       Accumulated      Carrying
                                      (in years)        Amount       Amortization       Amount
                                      -----------    -----------     ------------    ------------
         Customer relationships            3.0       $       261     $         14    $        247
         Workforce in place                3.0               125                7             118
         Non-compete agreement             3.0               100                6              94
         Developed technology              3.0                20                1              19
                                                     -----------     ------------    ------------
                                                     $       506     $         28    $        478
                                                     ===========     ============    ============

Intangible assets are amortized using methods that approximate the benefit provided by the utilization of the assets. Customer relationships, workforce in place, non-compete agreements and developed technology are amortized on a straight-line basis. We continually evaluate the amortization period and carrying basis of intangible assets to determine whether subsequent events and circumstances warrant a revised estimated useful life or reduction in value.

Total amortization of intangibles was $28,000 for the three and nine months ended September 30, 2005. The estimated amortization expense for the three years will be $169,000 per year.

                               ERF WIRELESS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 5 - DEBT CONVERSION

To date the Company has been funded by various Investors under the terms of a Debt Conversion and Funding Agreement dated September 30, 2004, an Addendum to Debt Conversion and Funding Agreement dated December 31, 2004, and a Second Addendum to Debt Conversion and Funding Agreement dated July 1, 2005. During the nine months ended September 30, 2005, the Company was obligated to issue 1,786,000 shares of its Series A Preferred Stock for the conversion of $1,184,000 in debt owed to these same Investors. The $1,184,000 of cash was received during the nine months ended September 30, 2005, and recorded as debt when initially received and then converted to Series A Preferred Stock at the respective quarters ending March 31, 2005, June 30, 2005, and September 30, 2005. The advances are unsecured, bear no interest and are classified as long-term investor advances until such time as they are converted into equity pursuant to the Debt Conversion and Funding Agreements. The Company recorded a deemed dividend on the beneficial conversion of the 1,786,000 shares of Series A Preferred Stock that was limited to the amount of consideration received totaling $1,184,000 in the nine months ended September 30, 2005.

The Company was obligated to issue one share of Series A Convertible Preferred Stock for every Fifty Cents ($0.50) in claims converted. The terms of the agreement did not change in the addendum to Debt Conversion and Funding Agreement with the exception of the incremental funding provision providing for an incremental $750,000 in funding through the period ending December 31, 2005. The Company was obligated to issue one share of Series A Convertible Preferred Stock for every One Dollar and Fifty Cents ($1.50) in claims converted under the Second Addendum to Debt Conversion and Funding Agreement. The Company had $314,375 remaining available against the Second Addendum to Debt Conversion and Funding Agreement at September 30, 2005.

NOTE 6 - CAPITAL STOCK, WARRANTS AND OPTIONS

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

As of September 30, 2004, the Company had 7,060,494 shares of its $.001 par value common stock issued and outstanding.

During the nine months ended September 30, 2005, the Company issued 198,000 shares of common stock for services rendered against consulting agreements valued at $530,000 and $242,000 in prepaid expenses. The Company valued the 198,000 shares at the closing market price on the date of issuance of such shares.

The Company has 5,000,000 shares of Series A Preferred Stock authorized of which 3,997,330 shares were issued and outstanding as of September 30, 2005. The Series A Preferred Stock is convertible at holders' option at one preferred share for 18.676347 shares Common Stock and has a 2:1 liquidation preference. The holder of Series A Preferred Stock is required to give a 65-day notice of conversion to the company. With respect to the Series A Preferred Stock outstanding at September 30, 2005, the Company would be required to issue 74,655,523 shares of its Common Stock if all of the holders fully converted. However, subsequent to September 30, 2005, all of the Series A holders entered into a Series A Conversion Restriction Agreement whereby all Series A holders, as a group, are prohibited from converting more than 5% of the total outstanding (as of September 30, 2005) Series A holdings in any one calendar quarter. Additionally, the Company had $314,375 of funding remaining against the Second Addendum to Debt Conversion and Funding Agreement dated July 1, 2005, providing for the issuance of 500,000 shares of Series A for the conversion of $750,000 in debt. If the Company borrowed the remaining $314,375, it would be required to issue 5,871,376 shares of Common Stock.

                               ERF WIRELESS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


The Company had warrants outstanding to purchase 1,499,075 shares as of September 30, 2005.

Warrants for 880,000 were issued by the Company in June 2003. Specifically, the Company sold 120,000 shares of Common Stock for $25,000 to an accredited investor pursuant to the exemption provided by Regulation D of the Securities Act and issued such a warrant to purchase 880,000 shares of Common Stock at an exercise price of $0.20 per share expiring December 31, 2007. The Company attributed no value to these warrants in the June 2003 period in which they were issued, given that the warrants had an exercise price of $0.20 per share as compared to the market value of $0.01 per share in June 2003 on a total volume of 300 shares traded in the open market in June 2003.

Warrants for 125,003 shares of common stock at $5.00 per share and warrants for 125,003 shares at $7.50 per share were issued by the Company during the second quarter of 2005. Specifically, the Company sold 125,003 shares of Common Stock for $187,500 to accredited investors pursuant to the exemption provided by Regulation D of the Securities Act and issued such warrants to purchase 125,003 shares of Common Stock at $5.00 per share and 125,003 shares of common stock at $7.50 per share expiring August 2007. The Company attributed no value to these warrants in the second quarter of 2005 in which they were issued since the warrants were out of the money.

Warrants for 369,069 at $3.57 per share were issued by the Company in September 2005. Specifically, the Company issued convertible notes for $1,425,000 to accredited investors pursuant to the exemption provided by Regulation D of the Securities Act and issued such warrants to purchase 369,069 shares of Common Stock at $3.57 per share expiring September 2010. The Company computed a beneficial conversion value of $427,528 for the conversion feature of the warrants. The Company used the Black-Scholes option pricing model to compute these values.

The following table summarizes options, warrants that are issued, outstanding and exercisable.

                                              Options/Warrants
                                            Issued & Outstanding           Options/Warrants Exercisable
                                       -------------------------------    -------------------------------
         Class of       Expiration      September 30,     December 31,     September 30,   December 31,
         Warrants         Date              2005              2004             2005              2004
         ----------    ------------    --------------    -------------    --------------    -------------
         0.20            Dec-07              880,000          880,000           880,000          880,000
         5.00            Aug-07              125,003                -           125,003                -
         7.50            Aug-07              125,003                -           125,003                -
         3.57            Sep-10              369,069                -           369,069                -
                                       --------------    -------------    --------------    -------------
                                           1,499,075          880,000         1,499,075          880,000
                                       ==============    =============    ==============    =============

NOTE 7 - INCOME TAXES

The Company adopted the provisions of Statement of Financial Accounting
Standards (SFAS) No. 109, "Accounting for Income Taxes". Implementation of SFAS
109 did not have a material cumulative effect on prior periods nor did it result in a change to the current year's provision.

The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

                                               September 30, 2005     December 31, 2004
                                              -------------------    ------------------

         U. S. Federal statutory tax rate     $              34      $              34
         U.S. valuation difference                          (34)                   (34)
         Effective U. S. tax rate                             -                      -
         Foreign tax valuation                                -                      -
         Effective tax rate                                   -                      -


                               ERF WIRELESS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. Federal income tax of 34% to pretax income from continuing operations as a result of the following (in thousands):

                                                September 30, 2005        December 31, 2004
                                                ------------------        -----------------
         Computed expected tax benefit          $             (629)       $            (240)
         Increase in valuation allowance                       629                      240
                                                ------------------        -----------------
         Income tax expense                     $                -        $               -
                                                ==================        =================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2005, and December 31, 2004, are presented below (in thousands) and include the balances of the merged Fleetclean Systems, Inc.

                                                       September 30, 2005       December 31, 2004
                                                       --------------------    ------------------
         Deferred tax assets:
         Net operating loss carry forwards             $              (869)    $             (260)
         Less valuation allowance                                      869                    260
                                                       -------------------     ------------------
         Net deferred tax assets                       $                 -     $                -
                                                       ===================     ==================

The valuation allowance for deferred tax assets as of September 30, 2005, and December 31, 2004, was $869,000 and $260,000, respectively. As of September 30,
2005, the Company has a net operating loss carry-forward of $3,960,000, which is available to offset future federal taxable income, if any, with expiration beginning 2012 and ending 2024.

NOTE 8 - EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amount):

                                                      For the nine months ended September 30, 2005
                                                      --------------------------------------------
                                                        Income            Shares        Per-Share
                                                      (Numerator)      (Denominator)      Amount
                                                      ----------      ------------     -----------
         Net loss                                     $   (1,849)                      $        --
         Basic EPS:
           Income available to common stockholders        (1,849)            5,034           (0.37)
           Effect of dilutive securities warrants
         Diluted EPS:
                                                      ----------      ------------     -----------
           Income available to common stockholders
             and assumed conversions                  $   (1,849)            5,034     $      0.37)
                                                      ==========      ============     ===========



                                                      For the nine months ended September 30, 2004
                                                      --------------------------------------------
                                                        Income            Shares        Per-Share
                                                      (Numerator)      (Denominator)      Amount
                                                      ----------      ------------     -----------
         Net loss                                     $     (369)               --     $        --
         Basic EPS:
           Income available to common stockholders          (369)            1,157           (0.32)
           Effect of dilutive securities warrants
         Diluted EPS:
                                                      ----------      ------------     -----------
           Income available to common stockholders
             and assumed conversions                  $     (369)            1,157           (0.32)
                                                      ==========      ============     ===========


NOTE 9 - MAJOR CUSTOMERS

The Company had gross sales of $293,000 and $233,000 for the nine months ended September 30, 2005, and September 30, 2004, respectively. The Company had one customer that represented approximately 11% of the gross sales in the nine months ended September 30, 2005.

                               ERF WIRELESS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 10 LONG - TERM DEBT

Long-term debt consists of the following (In thousands):

                                                      Terms                  Maturity Date     Interest Rate     Balance
                                         ---------------------------------   ---------------   --------------   ---------
First National Bank in Cameron           $377 / Month including interest     March-07              7.00%               7
Taylor Economic Development Corp.        $1,119 / Month including interest   June-07               7.00%              21
Insurance company                        $1,753 / Month including interest   August-06             8.35%              17
SkyVue USA East Central Texas, Inc       $40,000 / Quarterly plus interest   February-08           6.00%             400
SkyVue USA East Central Texas, Inc       $25,000 / Month plus interest       November-05           6.00%              50
Investor notes                           See below                           Demand                6.00%           1,425
Debt discount                                                                                                     (1,191)
                                                                                                                ---------
Total debt                                                                                                           729
Less current maturities                                                                                              471
                                                                                                                ---------
Long-term debt                                                                                                       258
                                                                                                                =========


The current maturities of these debts are $471,000, $175,000 and $83,000 for 2006, 2007 and 2008 respectively.

0n September 13, 2005, ERF Wireless Inc. (the "Company") closed a financing arrangement with Global Capital Funding L.P. ("Global"), GCA Strategic Investment Fund Limited ("GCASIF") and DP Securities Inc. ("DPS") ("Global", "GCASIF", and "DPS", collectively, the "Investors") in which it issued to: (i) Global a convertible secured note in the principal amount of $1,285,000 ("Global Note") and a common stock purchase warrant (the "Global Warrant") to purchase 300,000 share of Company common stock; (ii) GCASIF a convertible secured note in the principal amount of $50,000 (the "GCASIF Note") and a common stock purchase warrant (the "GCASIF Warrant") to purchase up to 13,953 shares of the Company common stock; and (iii) DPS a convertible secured note in the principal amount of $90,000 (the "DPS Note") and a common stock purchase warrant (the "DPS Warrant") to purchase up to 55,116 shares of the Company common stock. The Global Note, GCASIF Note, and DPS Note, collectively, "Investor Notes" and the Global Warrant, GCASIF Warrant, and DPS Warrant, collectively, "Investor Warrants".

The Investor Notes are secured by certain Company assets. The Investor Notes are convertible into shares of the Company common stock at a conversion price equal to the lesser of (i) $3.50 or (ii) 85% of the average of the three lowest VWAPs, as reported by Bloomberg, during the ten trading days immediately preceding the date of the related notice of conversion; provided further, however, that, until six months following the effective date of the registration statement in no event will the conversion price be lower than the lesser of (y) $1.50 or (z) 50% of the VWAP, as reported by Bloomberg, on the effective date of the registration statement. Upon expiration of such six-month period or upon occurrence of an event of default which is not cured, the foregoing floor calculation shall no longer be effective. The Company has agreed to register the resale of the shares of the Company common stock underlying the Investor Notes and the shares issuable upon exercise of the Investor Warrants. The Investor Notes will accrue interest at a rate per annum equal to six percent. The Company has the ability to prepay in company common stock amounts owed under these Investors Notes for a price equal to the greater of: (i) the outstanding principal amount of the Investor Note, plus all accrued but unpaid interest, including default interest, if any; and (ii) (x) the number of common stock into which the Investor Note, including all accrued but unpaid interest and default interest, if any, is then convertible, times (y) the average VWAP of the common stock for the five trading days immediately prior to the date that the Investor Note is called for prepayment. The Company has the right to prepay the notes in cash at 102% of the outstanding principal and interest in the first year or 101% of the outstanding principal and interest in the second year. The associated Investor Warrants are exercisable by the Investors for five years at $3.57 per share of Company common stock.

                               ERF WIRELESS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


The Company computed beneficial conversion values of $427,528 and $634,284 for the conversion feature of the debt and warrants, respectively. The Company used the Black-Scholes option pricing model to compute these values. Additionally the company incurred $170,250 in investment advisory fees. In accordance with current accounting standards, the Company recorded these computed values and investment advisory fees totaling $1,232,062 as debt discounts against the related convertible debt. The company is amortizing this debt discount using the effective interest method over a two-year period. At September 30, 2005, the unamortized debt discount is $1,190,993. Management expects the Investors to convert the notes to common stock within one year.

On August 12, 2005, the company issued two notes to SkyvueUSA East Central Texas Inc. totaling $475,000 that bear interest at 6% and are secured by assets of ERF Enterprise Network Services Inc. The initial payment is $115,000, with nine subsequent quarterly payments of $40,000 plus interest.

NOTE 11 - BUSINESS ACQUISITION

On August 8, 2005, ERF Wireless Inc. ("ERFW") entered into an Asset Purchase Agreement to purchase assets from Skyvue USA East Central Texas Inc., a Texas corporation ("Skyvue USA"). The formal closing on this transaction occurred on August 12, 2005. The assets will be used to operate an enterprise-class encrypted wireless banking network business. ERFW paid Skyvue USA $600,000 in consideration, assumed $27,000 in liabilities, plus is obligated for earn-out payments based upon a multiple of Adjusted EBITDA of the assets contributed to ERFW's newly created wholly owned subsidiary, ERF Enterprise Network Services Inc., a Texas corporation. The Company filed a Form 8-K on this transaction on August 12, 2005, along with a copy of the Definitive Asset Purchase Agreement, including a comprehensive listing of all assets acquired in this transaction. The Company believes this transaction represents the acquisition of a business rather than the purchase of assets. The Company filed the required Form 8-K/A on October 24, 2005, including audited financial statements, pro-forma financial information and the disclosures required by SFAS No. 141.

The Company obtained an audit related to Skyvue's operation for the prior two financial years and completed an analysis of the intangible assets and allocation of purchase price. Accordingly, the Company included a disclosure of all information required by paragraphs 51 and 52 of SFAS 141. With respect to the potential additional consideration in the form of earnout payments, such additional consideration cannot be reasonably estimated and, accordingly, the Company will apply FASB 142 rules regarding recording this consideration should the newly created subsidiary achieve its Adjusted EBITDA thresholds. The following table summarizes the estimated fair value of the Skyvue USA assets as recorded in the Company's Consolidated Financial Statements:

                      Current assets                                     $    32
                      Property and equipment                                  89
                      Intangible assets                                      506
                                                                          ------
                      Total assets acquired                                  627
                      Current liabilities                                     18
                      Non-current liabilities                                 09
                                                                         -------
                      Total liabilities assumed                               27
                                                                         -------
                      Net assets acquired                                $   600
                                                                         =======

Additionally, the Company has determined the allocated value of the various elements of intangible assets acquired from the acquisition of SkyvueUSA. The following table summarizes the allocated value of the intangibles acquired:

                               ERF WIRELESS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                      Customer relationships                             $   261
                      Workforce in place                                     125
                      Non-compete agreements                                 100
                      Developed technology                                    20
                                                                         -------
                      Total intangible assets                            $   506
                                                                         =======

The amortization period for the intangible assets is three years or $169,000 per year. The results of operations from date of acquisition are included in September 30, 2005, financial statements.

NOTE 12 - COMMITMENTS AND CONTINGENT LIABILITIES

LEASES AND LICENSE AGREEMENTS

For the nine months ended September 30, 2005, and September 30, 2004, rental expenses of approximately $120,000 and $49,000, respectively, were incurred. The Company accounts for rent expense under leases that provide for escalating rentals over the related lease term on a straight-line method.

The Company leases approximately 11,137 square feet of office space consisting of 8,860 square feet at 103 Courageous Drive as its primary operations and 2,277 square feet at 2911 South Shore Blvd. as its primary corporate headquarters office in League City, Texas. The office space lease is with South Shore Harbor Development Ltd., with initial base rent monthly payments during months 1 through 36 of $8,464, escalating to $9,145 for months 37 through 60. The lease commenced on October 18, 2004, and expires on August 31, 2009.

The Company leases approximately 1,552 square feet of office space at 8521-1 Blanco Road, San Antonio, Texas, for its initial Contact Wireless Division retail outlet. The office space lease is with Weingarten Realty Investors with initial base rent monthly payments during year one of $1,940, escalating to $1,998 for year 2 and then to $2,056 for year 3. The lease commenced on February 24, 2004, and expires in February 2007.

The Company leases approximately 408 square feet of office space at 100 Taylor Street, San Antonio, Texas, for its Contact Wireless Division. The office space lease is with Taylor Street Ventures LP with initial base rent monthly payments of $547. The lease commenced on June 1, 2002, and expired on May 31, 2005. The Company is in the process of negotiating the terms of a lease extension on similar terms and conditions and continues to incur monthly rent payments of $547.

The Company has a transmitter sharing agreement with Metrocall for use of shared sites in Boerne, Devine, Hondo, New Braunfels and San Antonio, Texas. The agreement requires monthly payments of $1,466.

The Company has a license agreement with American Towers for use of their Sequin (Geronimo), Texas, tower site. The license agreement expires on May 31, 2007, and requires monthly payments of $631.

The Company has a license agreement with Pinnacle Towers for use of their New Braunfels, Texas, FM 306 tower site. The license agreement expires on October 31, 2006, and requires monthly payments of $717.

The Company leases approximately 1,552 square feet of office space at 602 West 12th Street, Taylor, Texas, for its new division, ERF Enterprise Network Services. The office space lease is with Taylor Independent School District with initial base rent monthly payments during year one of $3,290, escalating to $3,729 for year 2. The lease commenced on November 01, 2005, and expires in December 2007.

                               ERF WIRELESS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Future obligations under the non-cancelable lease terms are as follows:

                Period Ending September    Amount
                ----------------------------------
                        2006               143,555
                        2007               111,994
                        2008               104,844
                        2009                69,896
                                         ---------
                       Total             $ 430,289
                                         =========

EMPLOYMENT AGREEMENT

On August 1, 2004, we entered into an Executive Employment Agreement with R. Greg Smith, our CEO and CFO. Mr. Smith is paid a base salary of $180,000 per year and is eligible to receive a bonus equal to 1% of the revenues for the most recent 12-month period of each acquisition made by the Company during his employment period. Mr. Smith also is entitled to receive 63,827 shares of our Series A Convertible Preferred Stock par value $0.01 per share, as consideration for a sign-on bonus at a price of $0.50 per share for total consideration of $31,913.50. The preferred stock is convertible at holders' option at one preferred share for 18.676347 shares common stock and has a 2:1 liquidation preference and each preferred share has 20 votes. Mr. Smith is also entitled to receive up to 1,000,000 stock options under the Company's 2004 Non-Qualified Stock Option Plan for attainment of certain future cumulative revenue milestone achievements. These options, if any are earned, will have an exercise price of the lowest five-day average closing price existing for the Company's common stock during the twelve-month period immediately preceding the date of the vesting event. Mr. Smith is subject to a lock-up agreement which prohibits Mr. Smith from selling shares until August 1, 2006, unless agreed to by the Company in writing.

On August 12, 2005, we entered into an executive employment agreement with John Adrian Burns as Chief Executive Officer and Chairman of ERF Enterprise Network Services Inc. (Company/ENS). Mr. Burns is paid $180,000 per year and other normal benefits available to all company employees. Additionally, Mr. Burns is eligible to receive non-qualified non-transferable stock options based on the future financial performance of ENS. These future financial performance targets are deemed the vesting events. The options are priced at $3.72 and when attained can be converted on a cashless basis into ERF Wireless Inc. (Parent) common stock. The common shares received have piggyback registration rights and expire on the close of business of July 30, 2008. The vesting events and related incentive options are as follows:

50,000 options qualify when the annual revenue of the Company exceeds $3,000,000 75,000 options qualify when the annual revenue of the Company exceeds $6,000,000 100,000 options qualify when the annual revenue of the Company exceeds $12,000,000 125,000 options qualify when the annual revenue of the Company exceeds $20,000,000

50,000 options qualify when the adjusted annual EBIDTA of the Company exceeds $500,000 75,000 options qualify when the adjusted annual EBIDTA of the Company exceeds $1,000,000 100,000 options qualify when the adjusted annual EBIDTA of the Company exceeds $2,000,000 125,000 options qualify when the adjusted annual EBIDTA of the Company exceeds $3,000,000

50,000 options qualify when the adjusted annual EBIDTA of the Parent exceeds $1.00 75,000 options qualify when the adjusted annual EBIDTA of the Parent exceeds $500,000 100,000 options qualify when the adjusted annual EBIDTA of the Parent exceeds $1,000,000 125,000 options qualify when the adjusted annual EBIDTA of the Parent exceeds $5,000,000

On August 12, 2005, we entered into an executive employment agreement with John Arley Burns as President of ERF Enterprise Network Services Inc. (Company/ENS). Mr. Burns is paid $150,000 per year and other normal benefits available to all company employees. Additionally, Mr. Burns is eligible to receive non-qualified non-transferable stock options based on the future financial performance of ENS.

                               ERF WIRELESS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


These future financial performance targets are deemed the vesting events. The options are priced at $3.72 and when attained can be converted on a cashless basis into ERF Wireless Inc.(Parent) common stock. The common shares received have piggyback registration rights and expire on the close of business of July 30, 2008. The vesting events and related incentive options are as follows:

35,000 options qualify when the annual revenue of the Company exceeds $3,000,000 50,000 options qualify when the annual revenue of the Company exceeds $6,000,000 75,000 options qualify when the annual revenue of the Company exceeds $12,000,000 100,000 options qualify when the annual revenue of the Company exceeds $20,000,000

35,000 options qualify when the adjusted annual EBIDTA of the Company exceeds $500,000 50,000 options qualify when the adjusted annual EBIDTA of the Company exceeds $1,000,000 75,000 options qualify when the adjusted annual EBIDTA of the Company exceeds $2,000,000 100,000 options qualify when the adjusted annual EBIDTA of the Company exceeds $3,000,000

No vesting events have occurred through September 30, 2005, and the attainment of the future performance events are not deemed probable at this time.

NOTE 13 - RELATED PARTY

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

NOTE 14 - INDUSTRY SEGMENTS

This summary reflects the Company's current segments, as described below.

WIRELESS BUNDLED SERVICES DIVISION (WBS)

WBS provides wireless broadband products and services to commercial and individual customers throughout the wireless industry. The company is in the early stages of building and acquiring a seamless wireless broadband network throughout North America to serve private entities, cities, municipalities and the general public. All sales from external customers are located within the United States. The transactions in the WBS segment for the nine months were not material.

WIRELESS MESSAGING SERVICES DIVISION (WMS)

WMS principally provides wireless broadband system design and implementation, repairs and maintains paging infrastructure equipment, manufactures and supplies high-power infrastructure equipment to the wireless messaging industry and owns and operate a wide-area messaging service. All sales from external customers are located within the United States.

NETWORK OPERATING SERVICES DIVISIOIN (NOS)

NOS provides the overall day-to-day operations, maintenance, upgrading, 24/7 monitoring and expansion of all wireless broadband networks that the Company constructs, acquires, maintains and administers. The transactions in the NOS segment for the nine months were not material.

                               ERF WIRELESS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


ENTERPRISE NETWORK SERVICES (ENS)

ENS provides product and service to operate an enterprise-class encrypted wireless banking network business. ENS provides the CryptoVue System consisting of software, site-based hardware devices and servers to perform network encryption; contracts for the construction, operation, monitoring and maintenance of fixed wireless networks for banking customers; ISP subscriber agreements, trade names, equipment and software, including the software architecture and design.

For the nine months ended September 30, 2005 (in thousands)

                                    WMS           ENS         Total
                                 -----------------------------------
         Revenue                 $   286      $     7        $   293
         Segment loss                333          173            506
         Segment assets              363          910          1,273
         Capital expenditures        164           57            221
         Depreciation                 20            1             21

For the nine months ended September 30, 2004 (in thousands)

                                    WMS
                                 -------
         Revenue                 $   230
         Segment loss                 39
         Segment assets              140
         Capital expenditures         10
         Depreciation                  8



         Reconciliation of Segment Loss             September 30,  September 30,
         from Operations to Net Loss                    2005           2004
         -----------------------------------------------------------------------
         Total segment loss from operations        $       (506)   $        (39)
         Total corporate overhead                        (1,343)           (330)
                                                   -------------   -------------
         Net loss                                  $     (1,849)   $       (369)
                                                   =============   =============


         Reconciliation of Segment Assets to       September 30,   September 30,
                   Total Assets                        2005            2004
         ----------------------------------------------------------------------
         Total segment assets                     $      1,273     $        140
         Total corporate assets                          1,318               12
                                                  -------------    ------------
         Consolidated  assets                     $      2,591     $        152
                                                  =============    ============

The accounting policies of the reportable segments are the same as those described in the section titled Basis of Accounting. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation and amortization expense, accounting changes and non-recurring items.

One customer accounts for $33,000 of Wireless Messaging Service Division revenues at September 30, 2005.

                               ERF WIRELESS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 15 - SUPPLEMENTAL NON-CASH DISCLOSURES:

During the nine month period ended September 30, 2005, the Company issued stock in lieu of cash as payment for the following (in thousands):

                                                   Supplemental
                                                    Non-Cash
                                                   Disclosure
                                                   -------------
         Professional fees                         $        392
         Settlements                                         20
         Salary and compensation                             41
         Other services rendered                             50
         Prepaid other                                      269
                                                   -------------
         Total non-cash settlements                $        772
                                                   =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This discussion and analysis as of September 30, 2005, and for the nine-month periods ended September 30, 2005 and 2004, should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report.

Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial conditions, or state other forward-looking information. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the risks discussed in our other SEC filings, including those in our annual report on Form 10-KSB for the year ended December 31, 2004. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

BUSINESS STRATEGY

The Company was restructured in 2004 for the purpose of providing wireless communications products and services on a nationwide basis, including the Company's core focus of providing reliable, enterprise-class wireless broadband services. The Company has formed four operating divisions to provide solutions and services to different segments of the wireless industry. The Company's Enterprise Networks Services Division was formed to serve enterprise customers, private entities, cities, unincorporated municipalities and the general public. The Company's Wireless Bundled Services Division was formed to provide wireless broadband products and services, including Internet, voice, data, security and video services, and is in the early stages of building or acquiring a seamless wireless broadband network throughout much of North America to serve private entities, cities, municipalities and the general public. The Company's Wireless Messaging Services Division provides wireless broadband system design and implementation, manufactures and supplies high-power infrastructure equipment to the wireless messaging industry and owns and operates a wide-area messaging service (one- and two-way cellular and paging retail). The Company's Network Operation Services Division provides the overall day-to-day operations, maintenance, upgrading, 24/7 monitoring and expansion of all wireless broadband networks that the Company constructs, acquires, maintains and administers. Hereinafter, all references to the Company include the operations and financial condition of the Company and its operating divisions.

The Wireless Messaging Services Division of the Company operates a retail outlet in San Antonio, Texas, and has a customer base of several thousand wireless customers in Texas, Oklahoma and Louisiana. The customer base consists of both narrowband and broadband wireless subscribers.

The Company's business strategy is composed of three major components. The first component was to assemble a first-class public company with both the business and technical expertise and experience to manage a large broadband wireless network and recurring revenue customer base on a nationwide basis. The second component of this business strategy was to identify well positioned existing broadband wireless networks in North America and to acquire controlling interest in some of the more advantageous of these networks through the leverage of the liquidity of the public company. The third component of this business strategy is to link all of these diverse networks together with industry standard hardware and software to provide a seamless wireless broadband coverage over a large part, if not all, of the North American market.

EMPLOYEES

As of September 30, 2005, we employed 32 full-time employees and 6 consultants. We have no collective bargaining agreements with our employees.

SECURITIES AND EXCHANGE COMMISSION

The Company is required to file reports with the Securities and Exchange Commission, "SEC", pursuant to Section 13 or 15(d) of The Securities and Exchange Act of 1934. The Company routinely files reports with the SEC. The public may read and copy any materials filed with the SEC by the Company at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company's filings are submitted electronically and can be accessed via the SEC's website at http://www.sec.gov.

COMPANY WEBSITE

Information about the Company can be obtained by accessing the Company's website at http://www.erfwireless.com.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005, COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004

The following tables set forth summarized consolidated financial information for the three and nine months ended September 30, 2005, and September 30, 2004:

CONDENSED FINANCIAL INFORMATION

                                      Three Months Ended September 30,                      Nine Months Ended September 30,
                             -------------------------------------------------      -----------------------------------------------
  ($ IN THOUSANDS)             2005         2004         $ Change     % Change       2005         2004        $ Change     % Change
                             -------       -------       --------     --------      -------      -------      --------     --------
Total sales                  $    92       $    81       $     11           14%     $   293      $   233      $     60           26%
Cost of goods sold                59            24             35          146%         138           66            72          109%
                             -------       -------       --------     --------      -------      -------      --------     --------
Gross profit                      33            57            (24)         -42%         155          167           (12)          -7%
                             -------       -------       --------     --------      -------      -------      --------     --------
Percent of total sales            36%           70%           -35%         -49%          53%          72%          -19%         -26%
Operating expenses               876           252            624          248%       1,955          536         1,419          265%
                             -------       -------       --------     --------      -------      -------      --------     --------
Loss from operations            (843)         (195)          (648)         332%      (1,800)        (369)       (1,431)         388%
Other income/(expense)           (48)           --            (48)         (49)          --          (49)
                             -------       -------       --------     --------      -------      -------      --------     --------
Net loss                        (891)         (195)          (696)         357%      (1,849)        (369)       (1,480)         401%
                             -------       -------       --------     --------      -------      -------      --------     --------
Unrealized holding
  gain/(loss)                     (1)           (1)            --            0%          --           (1)            1            0%
Deemed dividend
  related to beneficial
  conversion feature of
  preferred stock               (558)         (487)           (71)          15%      (1,183)        (487)         (696)         143%
                             -------       -------       --------     --------      -------      -------      --------     --------
Net loss attritubable
  to common shareholders     $(1,450)      $  (683)      $   (767)         112%     $(3,032)     $  (857)     $ (2,175)         254%
                             =======       =======       ========     ========      =======      =======      ========     ========






OPERATING EXPENSES

                                      Three Months Ended September 30,                      Nine Months Ended September 30,
                             -------------------------------------------------      -----------------------------------------------
  ($ IN THOUSANDS)             2005         2004         $ Change     % Change       2005         2004        $ Change     % Change
                             -------       -------       --------     --------      -------      -------      --------     --------
Employment expenses          $   374       $   160       $    214          134%     $   959      $   317      $    642          203%
Professional services            314            19            295         1553%         595           39           556         1426%
Depreciation and
  amortization                    41             3             38         1267%          56            9            47          522%
Rent and maintenance              50            19             31          163%         130           52            78          150%
Other general and
  administrative                  97            51             46           90%         215          119            96           81%
                             -------       -------       --------     --------      -------      -------      --------     --------
Total operating expenses     $   876       $   252       $    624          248%     $ 1,955      $   536      $  1,419          265%
                             =======       =======       ========     ========      =======      =======      ========     ========


During the nine months ended September 30, 2005, the Company's operating expenses increased significantly over prior periods as the Company began building its corporate, information systems and operations infrastructures to accommodate several acquisitions that are currently in various stages of due diligence and negotiations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

GENERAL
-------

We have adopted various accounting policies to prepare our consolidated financial statements in accordance with U.S. GAAP. Our most significant accounting policies are described in Note 1 to our consolidated financial statements included elsewhere in this report. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, and income taxes are updated as appropriate.

Certain of our more critical accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Different, reasonable estimates could have been used in the current period. Additionally, changes in accounting estimates are reasonably likely to occur from period to period. Both of these factors could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations.

PRINCIPLES OF CONSOLIDATION
---------------------------

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION
-------------------

The Company's revenue is generated primarily from the sale of wireless communications products and services, including providing reliable enterprise-class wireless broadband services. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable.

The Company records revenues from its fixed-price, long-term contracts using the percentage-of-completion method. Revenues are recorded based on construction costs incurred to date as a percentage of estimated total cost at completion. The percentage-of-completion, determined by using total costs incurred to date as a percentage of estimated total costs at completion, reflects the actual physical completion of the project. This method of revenue recognition is used because management considers total cost to be the best available measure of progress on the contracts.

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

WARRANTY
--------

The Company's suppliers generally warrant the products distributed by the Company and allow returns of defective products, including those that have been returned to the Company by its customers. The Company does not independently warrant the products that it distributes, but it does provide warranty services on behalf of the supplier.

FIXED ASSETS
------------

Furniture and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The costs associated with normal maintenance, repair, and refurbishment of equipment are charged to expense as incurred. The capitalized cost of equipment and vehicles under capital leases is amortized over the lesser of the lease term or the asset's estimated useful life, and is included in depreciation and amortization expense in the consolidated statements of operations.

When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized as income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized. Deductions are made for retirements resulting from renewals or betterments.

LONG-LIVED ASSETS
-----------------

We review our long-lived assets, to include intangible assets subject to amortization, for recoverability whenever events or changes in circumstances indicate that the carrying amount of such long-lived asset or group of long-lived assets (collectively referred to as "the asset") may not be recoverable. Such circumstances include, but are not limited to:

         o        a significant decrease in the market price of the asset;

         o a significant change in the extent or manner in which the asset is being used;

         o a significant change in the business climate that could affect the value of the asset;

         o a current period loss combined with projection of continuing loss associated with use of the asset;

         o a current expectation that, more likely than not, the asset will be sold or otherwise disposed of before the end of its previously estimated useful life.

We continually evaluate whether such events and circumstances have occurred. When such events or circumstances exist, the recoverability of the asset's carrying value shall be determined by estimating the undiscounted future cash flows (cash inflows less associated cash outflows) that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset. To date, no such impairment has occurred. To the extent such events or circumstances occur that could affect the recoverability of our long-lived assets, we may incur charges for impairment in the future.

CONCENTRATIONS OF CREDIT RISK
-----------------------------

Trade accounts receivable are concentrated with companies or entities in the regional banking and Internet services industry. Accordingly, the credit risk associated with the trade accounts receivable will fluctuate with the overall condition of the regional banking and Internet services industries. The primary component of accounts receivable relates to the Company's estimates of regional banking wireless broadband network and Internet services revenues. As a result, such estimates are based on the Company's historical collection experience and accounts receivable does reflect a general or specific provision for an allowance for doubtful accounts. During all periods presented, credit losses, to the extent identifiable, were within management's overall expectations.

MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005, COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004

REVENUES

The Company had revenues of $92,000 and $293,000 from operations for the three- and nine-month periods ended September 30, 2005, as compared to $81,000 and $233,000 for the three- and nine-month periods ended September 30, 2004. The increase in revenues for these respective period comparisons was primarily attributable to the completion of a wireless broadband network in a master planned development.

COST OF GOODS SOLD

The Company had cost of goods sold of $59,000 and $138,000 from operations for the three and nine months ended September 30, 2005, as compared to $24,000 and $66,000 for the three and nine months ended September 30, 2004. The increase in cost of goods sold for this respective period comparison was primarily attributable to the completion of the wireless broadband network in a master planned development.

OPERATING EXPENSES

With respect to the Company's consolidated operations, the Company reported operating expenses totaling $876,000 and $1,955,000 for the three and nine months ended September 30, 2005, as compared to $252,000 and $536,000 for the three and nine months ended September 30, 2004. The increase in operating expenses for this respective period comparison was primarily attributable to increases related to the expansion of the Company's corporate, information systems and operations infrastructures to accommodate several acquisitions that are currently in various stages of due diligence and negotiations and the completion of the acquisition of SkyvueUSA assets in the third quarter that now forms the core of the Company's Enterprise Network subsidiary.

The Company's operating expenses for the three months ended September 30, 2005, were primarily attributable to selling, general and administrative costs including personnel related costs, legal, accounting, information systems and other professional costs incurred in connection with the Company's acquisition targets that are currently in various stages of due diligence and negotiations and the personnel expenses of the newly formed Enterprise Network subsidiary.

NET LOSS

For the three and nine months ended September 30, 2005, our net loss was $891,000 and $1,849,000 compared to a net loss of $195,000 and $369,000 for the three and nine months ended September 30, 2004. The increase in loss for the three and nine months ended September 30, 2005, as compared to the three and nine months ended September 30, 2004, was attributable to the factors discussed immediately above.

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS

For the three and nine months ended September 30, 2005, our net loss applicable to common shareholders was $1,450,000 and $3,032,000 compared to a net loss of $683,000 and $857,000 for the three and nine months ended September 30, 2004. The Company's Net Loss Applicable to Common Shareholders included a deemed dividend on the beneficial conversion of debt that resulted in the issuance of $558,000 and $1,183,000 of Series A Preferred Stock. The beneficial conversion deemed dividend was limited to the amount of consideration received totaling $558,000 and $1,183,000 in the three and nine months ended September 30, 2005.

CASH FLOWS

Our operating activities for ongoing operations used net cash of $929,000 in the nine months ended September 30, 2005, as compared to using $424,000 in the nine months ended September 30, 2004. Net cash used by operating activities in the nine months ended September 30, 2005, resulted primarily from the net operating loss of $1,849,000 for the operating period; reduced by common stock that was issued for services rendered and an increase in accounts payable.

Our investing activities used net cash of $347,000 in the nine months ended September 30, 2005, compared to $15,000 of cash used in the nine months ended September 30, 2004. The cash used is attributable to the acquisition of operating assets during the nine months ended September 30, 2005, and the cash portion of the acquisition of assets from SkyvueUSA.

Our financing activities provided net cash of $2,589,000 in the nine months ended September 30, 2005, compared to $434,000 of cash provided in the nine months ended September 30, 2004. The cash provided in the nine months ended September 30, 2005, was primarily associated with the Investor Advances discussed in Note 5 herein that were converted to equity on quarters ended March 31, 2005, June 30, 2005, and September 30, 2005; proceeds from the convertible debt transaction discussed in Note 10; and proceeds received from the Company's Private Placement Memorandum dated June 25, 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, we had cash and securities available for sale of $1,319,000 and a working capital surplus of $762,000. The Company's current cash and cash equivalents, including net proceeds received during the quarter ended September 30, 2005, may not be sufficient to fund operations and planned acquisitions for the next twelve months. The Company operations for the nine months ended September 30, 2005, have been financed by Investor Advances discussed in Note 4 herein that were converted to equity on quarters ended March 31, 2005, June 30, 2005, and September 30, 2005; proceeds from the convertible debt transaction discussed in Note 8; and proceeds received from the Company's Private Placement Memorandum dated June 25, 2005. At September 30, 2005, the Company had $314,375 of funding remaining against the Second Addendum to Debt Conversion and Funding Agreement dated July 1, 2005, providing for the issuance of 500,000 shares of Series A Preferred Stock for the conversion of $750,000 in debt

The Company initiated financing efforts under a Confidential Private Placement Memorandum with an effective date of June 25, 2005. The Confidential Private Placement pertains to the offer and sale by the Company of shares of its common stock to Accredited Investors who are deemed acceptable by the Company. The Confidential Private Placement Memorandum is intended to raise up to $7.5 million on a best efforts basis. We can provide no assurance that we will be successful in raising capital from this private placement. The Company has also held discussions with certain Investment Banking firms regarding expanding the Confidential Private Placement to $10.0 million and has exchanged a term sheet with one such firm; although we can provide no assurance that we will be successful in reaching an acceptable arrangement for such services. During the quarter ended September 30, 2005, the Company engaged an investment banking firm with offices in 35 states to begin selling the private placement under a fee agreement arrangement.

We do not have any significant credit facilities available with financial institutions or other third parties and as such we must rely upon best efforts third-party funding from individual accredited investors. Though we recently amended the Subscription Agreement for Series A Convertible Preferred Stock discussed herein and anticipate that we will be successful at raising additional capital through private placements on a best efforts basis, we can provide no assurance that we will be successful in any future best efforts financing efforts. If we are unable to either obtain financing from external sources or generate internal liquidity from anticipated future operations, we may need to curtail acquisition plans and operations.

Although we have the Debt Conversion and Funding Agreement and anticipate funding from potential proceeds from our private placement efforts, it is possible that we may need and not be able to obtain additional sources of financing. The Company may need additional financing, from time to time, for the following:

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

CONTRACTUAL OBLIGATIONS

                                                               Payments Due by Period
                                  --------------------------------------------------------------------------------
                                                   Less than 1                                         More than
                                     Total             Year           1-3 Years       3-5 Years         5 Years
                                  ------------     ------------     ------------     ------------     ------------
CONTRACTUAL OBLIGATIONS:
Long-term debt obligations        $        729     $        471     $        258     $         --     $         --
Operating lease obligations                473               42              361               70               --
                                  ------------     ------------     ------------     ------------     ------------
TOTAL CONTRACTUAL OBLIGATIONS     $      1,202     $        513     $        619     $         70     $         --
                                  ============     ============     ============     ============     ============


The Company's contractual obligations consist of certain obligations for office space operating leases requiring future minimal commitments under non-cancelable leases. Please see non-cancelable leases as described in Note 12 to the Company's financial statements under the heading Commitments.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

With the exception of historical information, the matters discussed in this report are "forward-looking statements" as that term is defined in Section 21E of the Securities Act of 1934.

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

WE HAVE A LIMITED OPERATING HISTORY WITH SIGNIFICANT LOSSES AND EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE

We have incurred annual operating losses since our inception. As a result, at September 30, 2005, we had an accumulated deficit of $4,545,000. Our gross revenues for the nine months ended September 30, 2004, were $293,000, with a loss from operations of $1,849,000 and a net loss applicable to common shareholders of $3,032,000.

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

WE HAVE A LIMITED CASH AND LIQUIDITY POSITION AND WILL NEED TO RAISE ADDITIONAL FUNDS TO FUND OPERATIONS

Our current cash position and expected cash flow from operations may not be sufficient to fund operations during the next twelve months. We will need to raise additional funding to fund operations. Historically, we have relied upon best efforts third-party funding from individual accredited investors. Though we have been successful at raising additional capital on a best efforts basis in the past, we may not be successful in any future best efforts financing efforts. We do not have any significant credit facilities or firm financial commitments established as of the date hereof. If we are unable to either obtain financing from external sources or generate internal liquidity from operations, we may need to curtail operations or sell assets.

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

THE COMPANY'S REVENUE AND OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY FROM QUARTER TO QUARTER, AND FLUCTUATIONS IN OPERATING RESULTS COULD CAUSE ITS STOCK PRICE TO DECLINE

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

WE COMPETE WITH MANY COMPANIES THAT ARE LARGER AND BETTER FINANCED THAN US, AND OUR GROWTH AND PROFITABILITY ARE DEPENDENT ON OUR ABILITY TO COMPETE WITH THESE ENTITIES

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

A SYSTEM FAILURE COULD DELAY OR INTERRUPT OUR ABILITY TO PROVIDE PRODUCTS OR SERVICES AND COULD INCREASE OUR COSTS AND REDUCE OUR REVENUES

Our operations are dependant upon our ability to support a highly complex network infrastructure. Many of our customers are particularly dependent on an uninterrupted supply of services. Any damage or failure that causes interruptions in our operations could result in loss of these customers. To date, we have not experienced any significant interruptions or delays which have affected our ability to provide products and services to our clients. Because our headquarters and infrastructure are located in the Texas Gulf Coast area, there is likelihood that our operations may be affected by hurricanes or tropical storms, tornados or flooding. The occurrence of a natural disaster, operational disruption or other unanticipated problem could cause interruptions in the services we provide and significantly impair our ability to generate revenue and achieve profitability.

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

ITEM 3. CONTROLS AND PROCEDURES

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

There were no changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                            PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

During the nine months ended September 30, 2005, the Company issued 125,003 shares of its $.001 par value common stock for $187,500 in funds sold during the nine months ended September 30, 2005, against the Company's Private Placement Memorandum dated January 1, 2005, and updated on June 25, 2005. In addition to the shares of common stock, the investor will receive a Class A Warrant and a Class B Warrant for each share of common stock purchased. The Class A Warrant has an exercise price of $5.00 per share and the Class B Warrant has an exercise price of $7.50 per share. Each warrant allows the holder to purchase one share of common stock at the exercise price. The Company is relying upon the following facts in its determination that the issuance of shares under the Stock Purchase Agreement is an exempt transaction under Section 4(2) of the Securities Act for "transactions by an issuer not involving any public offering." There was no general solicitation or general advertising. There was an opportunity for all purchasers to ask questions and receive answers concerning the terms and conditions of the offering. The purchasers were accredited investors and all have such knowledge and experience in financial and business matters as to be capable of evaluating alone the merits and risks of the prospective investment. All certificates for shares contained a Rule 144 legend."

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

ITEM 3. DEFAULT IN SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

   Exhibit 10.1 Second Addendum to Debt Conversion and Funding Agreement effective July 1, 2005, between ERF Wireless, Inc., Eagle R.F. International and Investors. (8)
   Exhibit 10.2            R. Greg Smith Amended and Restated Employment
                           Agreement (5)
   Exhibit 10.3 Addendum to Debt Conversion and Funding Agreement effective September 30, 2004, between ERF Wireless, Inc., Eagle R.F. International and Investors. (7)
   Exhibit 10.4 Asset and Liability Contribution Agreement dated March 31, 2004, between Fleetclean Systems, Inc. and Fleetclean Chemicals, Inc. (2)
   Exhibit 10.5 Stock Purchase Agreement dated May 15, 2004, between Systom Trust Joint Venture and Kenneth A. Phillips et. al. (3)
   Exhibit 10.6 Subscription Agreement dated May 11, 2004, between Fleetclean Systems, Inc. and Systom Trust Joint Venture (3)
   Exhibit 10.7 Acquisition Agreement dated May 15, 2004, between Kenneth A. Phillips and Fleetclean Systems, Inc. (3)
   Exhibit 10.8            2004 Non-Qualified Stock Compensation Plan (4)
   Exhibit 31.1            Certification of Chief Executive Officer
   Exhibit 31.2            Certification of Chief Financial Officer
   Exhibit 32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------------------
   (1) incorporated by reference from the Form 10-QSB for September 30, 2004; Accession number 1019687-4-2624.
   (2) incorporated by reference from the Form 10-QSB for June 30, 2004; Accession number 1157523-4-4889.
   (3) incorporated by reference from the Form 8-K for May 28, 2004; Accession number 1019687-4-1225.
   (4) incorporated by reference from the Form S-8 filed December 29, 2004; Accession number 1019687-4-2940.
   (5) incorporated by reference from the Form 10-KSB for December 31, 2004; Accession number 1019687-1-1049.
   (6) incorporated by reference from the Form 10-QSB for March 31, 2005; Accession number 1019687-05-001417.
   (7) incorporated by reference from the Form 10-KSB/A - Amendment No. 1; Accession number 1019687-5-002436.
   (8) incorporated by reference from the Form 10-QSB/A - Amendment Not. 1; Accession number 1019687-5-002437

(B) REPORTS ON FORM 8-K

The following current reports on Form 8-K were filed during the three months ended September 30, 2005:

A report on Form 8-K, announcing information under Item 1.01 of the report, was filed on August 12, 2005.

A report on Form 8-K, announcing information under Item 5.02 of the report, was filed on August 19, 2005.

A report on Form 8-K, announcing information under Item 1.01, 2.03 and 3.02 of the report, was filed on September 19, 2005.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ERF Wireless, Inc.

Date:  November 21, 2005

By: /s/ R. Greg Smith
    ----------------------------------------------------
    R. Greg Smith,
    Chief Executive Officer and Chief Financial Officer
    (Principal Executive Officer and Principal Financial
    and Accounting Officer)