Form 10QSB/A
period 2005-09-30
ERF Wireless, Inc.
filed 2006-04-13
CIK 1020646

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                                   Amendment 1



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

                                         ERF WIRELESS, INC.
                                     CONSOLIDATED BALANCE SHEETS
                              SEPTEMBER 30, 2005, AND DECEMBER 31, 2004
                                             (Unaudited)
                                 ($ in thousands except share data)

                                                                  RESTATED
                                                                SEPTEMBER 30,   DECEMBER 31,
                                                                    2005            2004
                                                                  --------        --------
                           ASSETS
Current assets
  Cash and cash equivalents                                       $ 1,319         $     6
  Securities available for sale                                        --               7
  Accounts receivable, net                                              7              --
  Inventories                                                         118              34
  Prepaid expenses                                                    436               8
                                                                  --------        --------
      TOTAL CURRENT ASSETS                                          1,880              55
                                                                  --------        --------

PROPERTY AND EQUIPMENT
  Operating equipment                                                 428              91
  Less accumulated depreciation                                       (44)            (14)
                                                                  --------        --------
      TOTAL PROPERTY AND EQUIPMENT                                    384              77
                                                                  --------        --------

OTHER INTANGIBLE ASSETS, NET                                          478
OTHER ASSETS                                                           13
                                                                  --------        --------
TOTAL ASSETS                                                      $ 2,755         $   132
                                                                  ========        ========

            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                $   412         $    76
  Accrued expenses                                                     59              24
  Derivative liabilities                                            4,343              24
  Notes payable                                                       738
  Deferred revenue                                                     11              12
                                                                  --------        --------
      TOTAL CURRENT LIABILITIES                                     5,563             136
                                                                  --------        --------

COMMITMENTS AND CONTINGENT LIABILITIES

  Long-term notes payable                                             258               2
  Deferred revenue                                                     25              --
                                                                  --------        --------
      TOTAL LONG-TERM  LIABILITIES                                    283               2

SHAREHOLDERS' EQUITY:
  Preferred stock - $.001 par value
    Authorized  25,000,000 shares
    Issued and outstanding at September 30, 2005 and                    4               2
    December 31, 2004, 3,997,330 and 2,331,241, respectively
  Common stock - $.001 par value
    Authorized 475,000,000 shares
    Issued and outstanding at September 30, 2005, and
    December 31, 2004, 7,060,494 and 4,486,551, respectively            7               5
  Additional paid in capital                                        4,827           1,523
  Accumulated deficit                                              (7,929)         (1,512)
  Accumulated comprehensive income (loss)                              --              --
                                                                  --------        --------
      TOTAL SHAREHOLDERS' EQUITY                                   (3,091)             18
                                                                  --------        --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 2,755         $   156
                                                                  ========        ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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


                                           FOR THE THREE MONTHS ENDED SEPTEMBER 30, FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                           ---------------------------------------- ---------------------------------------
                                                     RESTATED                              RESTATED
                                                     ----------------------                ----------------------
                                                       2005          2004                    2005          2004
                                                     --------      --------                --------      --------
NET SALES:
   Sales                                             $    92       $    81                 $   293       $   233
                                                     --------      --------                --------      --------
TOTAL SALES                                               92            81                     293           233
                                                     --------      --------                --------      --------

COSTS OF GOODS SOLD:
   Products and integration services                      57            24                     136            66
   Depreciation                                            2            --                       2            --
                                                     --------      --------                --------      --------
TOTAL COSTS OF GOODS SOLD                                 59            24                     138            66
                                                     --------      --------                --------      --------
GROSS PROFIT                                              33            57                     155           167
                                                     --------      --------                --------      --------

OPERATING EXPENSES:
   Selling, general and administrative                   835           249                   1,899           527
   Depreciation and amortization                          41             3                      56             9
                                                     --------      --------                --------      --------
TOTAL OPERATING EXPENSES                                 876           252                   1,955           536
                                                     --------      --------                --------      --------

LOSS FROM OPERATIONS                                    (843)         (195)                 (1,800)         (369)
                                                     --------      --------                --------      --------

OTHER INCOME/(EXPENSES):
   Interest income                                         2            --                       2
   Interest (expense)                                    (34)           --                     (34)
   Derivative Income (expense)                        (3,402)           --                  (3,402)
   Gain (loss) on sale of marketable securities            1            --                       1
                                                     --------      --------                --------      --------
TOTAL OTHER INCOME (EXPENSE)                          (3,433)           --                  (3,433)           --
                                                     --------      --------                --------      --------

NET LOSS                                              (4,276)         (195)                 (5,233)         (369)
                                                     --------      --------                --------      --------

OTHER COMPREHENSIVE LOSS:
   Unrealized holding gain (loss)                         (1)           (1)                     --            (1)

                                                     --------      --------                --------      --------
TOTAL OTHER COMPREHENSIVE LOSS                        (4,277)         (196)                 (5,233)         (370)
                                                     ========      ========                ========      ========

Deemed dividend related to beneficial
     conversion feature of preferred stock              (558)         (487)                 (1,184)         (487)

                                                     ========      ========                ========      ========
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS           $(4,835)      $  (683)                $(6,417)      $  (857)
                                                     ========      ========                ========      ========

NET LOSS PER COMMON SHARE:
   Basic                                             $ (0.72)      $ (0.12)                $ (1.04)      $ (0.32)
   Diluted                                           $ (0.72)      $ (0.12)                $ (1.04)      $ (0.32)


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



                                                                                          RESTATED  RESTATED ACCUMULATED RESTATED
                                                      COMMON STOCK      PREFERRED STOCK  ADDITIONAL            COMPRE-    TOTAL
                                                   -----------------  ------------------  PAID IN   RETAINED   HENSIVE SHAREHOLDERS'
                                                    SHARES   VALUE     SHARES    VALUE    CAPITAL   EARNINGS   INCOME    EQUITY
                                                   -------- --------  --------  --------  --------  --------  --------  --------
TOTAL SHAREHOLDERS' EQUITY
   AS OF DECEMBER 31, 2003                           1,143  $     1     1,000   $     1   $    --   $   (43)  $    (2)  $   (43)
                                                   -------- --------  --------  --------  --------  --------  --------  --------

Activity                                             3,344        4     1,331         1     1,523    (1,469)        2        61

TOTAL SHAREHOLDERS' EQUITY
   AS OF DECEMBER 31, 2004                           4,487        5     2,331         2     1,523    (1,512)       --        18
                                                   -------- --------  --------  --------  --------  --------  --------  --------

Net loss                                                --       --        --        --        --    (5,233)       --    (5,233)

New stock issued to shareholders:
  Conversion of preferred stock to common stock      2,251        2      (120)                 (2)                           --
  For services, compensation and liabilities           198       --        --        --       772        --        --       772
  For retirement of debt                                         --     1,786         2     1,182        --        --     1,184
  Beneficial conversion warrants and debt                                  --                                                --
  Beneficial conversion value - deemed dividend on                                          1,184    (1,184)                 --
      preferred stock                                                                                                        --
  Proceeds from sale of common stock, net              125       --        --        --       168        --        --       168
                                                   -------- --------  --------  --------  --------  --------  --------  --------
TOTAL SHAREHOLDERS' EQUITY
   AS OF SEPTEMBER 30,  2005 RESTATED                7,061  $     7     3,997   $     4   $ 4,827   $(7,929)  $    --   $(3,091)
                                                   ======== ========  ========  ========  ========  ========  ========  ========

 SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                                         ERF WIRELESS, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE PERIODS ENDED SEPTEMBER 30, 2005 AND 2004,
                                             (Unaudited)
                                          ($ in thousands)

                                                                     FOR THE NINE MONTHS ENDED
                                                                   -----------------------------
                                                                   SEPTEMBER 30,   SEPTEMBER 30,
                                                                       2005            2004
                                                                     --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                             $(5,233)        $  (369)
                                                                     --------        --------

Adjustments to reconcile net loss to net cash
     used by operating activities:
  Amortization of debt discount                                           24
  Depreciation and amortization                                           58               9
  Stock issued for services rendered and assets acquired                 772
Change in assets and liabilities net of effects from purchase of SkyVue:
  (Increase) in accounts receivable,net                                   (3)            (34)
  (Increase) in inventories                                              (56)            (37)
  (Increase)/decrease in prepaid expenses                               (192)              3
  Increase in derivative liabilities                                   3,402              --
  Increase in accounts payable                                            94               4
  Increase in accrued expenses                                            35              --
                                                                     --------        --------
    Total Adjustment                                                   4,134             (55)
                                                                     --------        --------
NET CASH USED BY OPERATING ACTIVITIES                                 (1,099)           (424)
                                                                     --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                    (215)            (15)
  Payment for purchase of Skyvue, net of cash acquired                  (125)
  Increase in intangible Costs                                            --
  Increase in other assets                                               (13)
  Decrease in marketable securities                                        7              --
                                                                     --------        --------
NET CASH USED BY INVESTING ACTIVITIES                                   (346)            (15)
                                                                     --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from financing agreements                                   1,425
  Increase in notes payable and long-term debt                            23
  Payment of debt obligations                                            (33)
  Decrease in deferred revenue                                            (9)             --
  Proceeds from  investor loans                                        1,184             434
  Proceeds from sale of common stock, net                                168              --
                                                                     --------        --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              2,758             434
                                                                     --------        --------

NET INCREASE/(DECREASE) IN CASH                                        1,313              (5)
CASH AT THE BEGINNING OF THE PERIOD                                        6               9
                                                                     --------        --------
CASH AT THE END OF THE PERIOD                                        $ 1,319         $     4
                                                                     ========        ========

Supplemental disclosure of cash flow information:
Net cash paid during the year for:
  Interest                                                           $    --         $    --
  Income taxes                                                       $    --         $    --

Supplemental non-cash investing activities (See Notes 7 and 16) and changes in shareholders equity.


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               ERF WIRELESS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


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

DEFERRED REVENUES

Revenues that are billed in advance of services being completed are deferred until the conclusion of the period of the service for which the advance billing relates. Deferred revenues are included on the balance sheet as a current liability until the service is performed and then recognized in the period in which the service is completed. The Company's deferred revenues consist of billings in advance of services being rendered for its wireless broadband and paging customers and, accordingly, are deferred and recognized monthly as earned. The Company had deferred revenues of $36,000 as of September 30, 2005.

INVENTORIES

Inventories are valued at the lower of cost or market. The cost is determined by using the average cost method. Inventories consist of the following items, in thousands:

                               September 30,   December 31,
                                    2005          2004
                                -----------    ----------
Raw material                    $       45     $      17
Work in process                         57             -
Finished goods                          17            17
                                -----------    ----------
                                $      118     $      34
                                ===========    ==========

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

                               ERF WIRELESS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

The Company has restated its consolidated balance sheet as of September 30, 2005 and its consolidated statements of operations and cash flow for the three months and nine months ended September 30, 2005 from the amounts previously reported. The restatements include adjustments to record derivative financial instruments as of September 30, 2005 in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No.133"). The adjustments recorded are(i) derivative expense of $3,402,000, (ii) derivative liabilities resulting from a reclass of $1,062,000 of amounts previously recorded in stockholders' equity to liabilities and prepaid expense; and (iii) adjustments to reduce interest expense by $17,000. Following is a summary of the restatement adjustments:

                               ERF WIRELESS, INC.
                           CONSOLIDATED BALANCE SHEETS
                         SEPTEMBER 30, 2005 (Unaudited)
                       ($ in thousands except share data)



                                                                Previously     (Increases)        As
                                                                 Reported       Decreases      Restated
                                                                -----------    -----------    -----------
                           ASSETS

Current assets
  Cash and cash equivalents                                     $     1,319                   $     1,319
  Securities available for sale                                          --                            --
  Accounts receivable, net                                                7                             7
  Inventories                                                           118                           118
  Prepaid expenses                                                      271            165            436
                                                                -----------    -----------    -----------
     TOTAL CURRENT ASSETS                                             1,715            165          1,880
                                                                -----------    -----------    -----------

PROPERTY AND EQUIPMENT
  Operating equipment                                                   428                           428
  Less accumulated depreciation                                         (44)                          (44)
                                                                -----------    -----------    -----------
     TOTAL PROPERTY AND EQUIPMENT                                       384             --            384
                                                                -----------    -----------    -----------

OTHER INTANGIBLE ASSETS, NET                                            478                           478
OTHER ASSETS                                                             14                            13

                                                                -----------    -----------    -----------
TOTAL ASSETS                                                    $     2,591    $       165    $     2,755
                                                                ===========    ===========    ===========

            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                              $       412                   $       412
  Accrued expenses                                                       59                            59
  Derivative liabilities                                                             4,343          4,343
  Notes payable                                                         471            268            738
  Deferred revenue                                                       11                            11
                                                                -----------    -----------    -----------
     TOTAL CURRENT LIABILITIES                                          953          4,611          5,563
                                                                -----------    -----------    -----------

COMMITMENTS AND CONTINGENT LIABILITIES

  Long-term notes payable                                               258                           258
  Deferred revenue                                                       25                            25
                                                                -----------    -----------    -----------
     TOTAL LONG-TERM LIABILITIES                                        283             --            283

SHAREHOLDERS' EQUITY:
  Preferred stock - $.001 par value
     Authorized 25,000,000 shares
     Issued and outstanding at September 30, 2005 and                     4                             4
     December 31, 2004, 3,997,330 and 2,331,241, respectively
  Common stock - $.001 par value
     Authorized 475,000,000 shares
     Issued and outstanding at September 30, 2005, and
     December 31, 2004, 7,060,494 and 4,486,551, respectively             7                             7
  Additional paid in capital                                          5,889         (1,062)         4,827
  Accumulated deficit                                                (4,545)        (3,385)        (7,929)
  Accumulated comprehensive income (loss)                                --                            --
                                                                -----------    -----------    -----------
     TOTAL SHAREHOLDERS' EQUITY                                       1,355         (4,447)        (3,091)
                                                                -----------    -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $     2,591    $       165    $     2,755
                                                                ===========    ===========    ===========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                               ERF WIRELESS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               ERF WIRELESS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005
                                   (Unaudited)
              ($ in thousands except share data and loss per share)

                                                   Previously                      As
                                                    Reported     (Increases)    Restated
                                                      2005        Decreases       2005
                                                     -------       -------       -------
NET SALES:
   Sales                                             $    92                     $    92
                                                     -------       -------       -------
TOTAL SALES                                               92            --            92
                                                     -------       -------       -------

COSTS OF GOODS SOLD:
   Products and integration services                      57                          57
   Depreciation                                            2                           2
                                                     -------       -------       -------
TOTAL COSTS OF GOODS SOLD                                 59            --            59
                                                     -------       -------       -------
GROSS PROFIT                                              33            --            33
                                                     -------       -------       -------

OPERATING EXPENSES:
   Selling, general and administrative                   835                         835
   Depreciation and amortization                          41                          41
                                                     -------       -------       -------
TOTAL OPERATING EXPENSES                                 876            --           876
                                                     -------       -------       -------

LOSS FROM OPERATIONS                                    (843)           --          (843)
                                                     -------       -------       -------

OTHER INCOME/(EXPENSES):
   Interest income                                         2                           2
   Interest (expense)                                    (51)           17           (34)
   Derivative Income (expense)                                      (3,402)       (3,402)
   Gain (loss) on sale of marketable securities            1                           1
                                                     -------       -------       -------
TOTAL OTHER INCOME (EXPENSE)                             (48)       (3,385)       (3,433)
                                                     -------       -------       -------

NET LOSS                                                (891)       (3,385)       (4,276)
                                                     -------       -------       -------

OTHER COMPREHENSIVE LOSS:
   Unrealized holding gain (loss)                         (1)                         (1)

                                                     -------       -------       -------
TOTAL OTHER COMPREHENSIVE LOSS                          (892)       (3,385)       (4,277)
                                                     =======       =======       =======

Deemed dividend related to beneficial
     conversion feature of preferred stock              (558)                       (558)
                                                     =======                     =======
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS           $(1,450)                    $(4,835)
                                                     =======                     =======

NET LOSS PER COMMON SHARE:
   Basic                                             $ (0.15)                    $ (0.72)
   Diluted                                           $ (0.15)                    $ (0.72)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                               ERF WIRELESS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               ERF WIRELESS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
                                   (Unaudited)
              ($ in thousands except share data and loss per share)

                                                   Previously                      As
                                                    Reported     (Increases)    Restated
                                                      2005        Decreases       2005
                                                     -------       -------       -------
NET SALES:
   Sales                                             $   293                     $   293
                                                     -------       -------       -------
TOTAL SALES                                              293            --           293
                                                     -------       -------       -------

COSTS OF GOODS SOLD:
   Products and integration services                     136                         136
   Depreciation                                            2                           2
                                                     -------       -------       -------
TOTAL COSTS OF GOODS SOLD                                138            --           138
                                                     -------       -------       -------
GROSS PROFIT                                             155            --           155
                                                     -------       -------       -------

OPERATING EXPENSES:
   Selling, general and administrative                 1,899                       1,899
   Depreciation and amortization                          56                          56
                                                     -------       -------       -------
TOTAL OPERATING EXPENSES                               1,955            --         1,955
                                                     -------       -------       -------

LOSS FROM OPERATIONS                                  (1,800)           --        (1,800)
                                                     -------       -------       -------

OTHER INCOME/(EXPENSES):
   Interest income                                         2                           2
   Interest (expense)                                    (51)           17           (34)
   Derivative Income (expense)                            --        (3,402)       (3,402)
   Gain (loss) on sale of marketable securities            1                           1
                                                     -------       -------       -------
TOTAL OTHER INCOME (EXPENSE)                             (48)       (3,385)       (3,433)
                                                     -------       -------       -------

NET LOSS                                              (1,848)       (3,385)       (5,233)
                                                     -------       -------       -------

OTHER COMPREHENSIVE LOSS:
   Unrealized holding gain (loss)                         --                          --

                                                     -------       -------       -------
TOTAL OTHER COMPREHENSIVE LOSS                        (1,848)       (3,385)       (5,233)
                                                     =======       =======       =======

Deemed dividend related to beneficial
     conversion feature of preferred stock            (1,184)                     (1,184)
                                                     =======                     =======
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS           $(3,032)                    $(6,417)
                                                     =======                     =======

NET LOSS PER COMMON SHARE:
   Basic                                             $ (0.37)                    $ (1.04)
   Diluted                                           $ (0.37)                    $ (1.04)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.




                               ERF WIRELESS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               ERF WIRELESS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
         FOR THE PERIODS ENDED SEPTEMBER 30, 2005, AND DECEMBER 31, 2004
                                   (Unaudited)
                                ($ in thousands)


                                                                                                            ACCUMULATED
                                               COMMON STOCK         PREFERRED STOCK   ADDITIONAL              COMPRE-      TOTAL
                                            -----------------     ------------------    PAID IN   RETAINED    HENSIVE  SHAREHOLDERS'
                                             SHARES    VALUE       SHARES     VALUE     CAPITAL   EARNINGS     INCOME      EQUITY
                                            -------   -------     -------    -------    -------    -------     -------     -------
TOTAL SHAREHOLDERS' EQUITY
   AS OF DECEMBER 31, 2003                    1,143   $     1       1,000    $     1    $    --    $   (43)    $    (2)    $   (43)
                                            -------   -------     -------    -------    -------    -------     -------     -------
Activity                                      3,344         4       1,331          1      1,523     (1,469)          2          61

TOTAL SHAREHOLDERS' EQUITY
   AS OF DECEMBER 31, 2004                    4,487         5       2,331          2      1,523     (1,512)         --          18
                                            -------   -------     -------    -------    -------    -------     -------     -------
Activity                                      2,574         2       1,666          2      4,366     (3,033)         --       1,337
                                            -------   -------     -------    -------    -------    -------     -------     -------
TOTAL SHAREHOLDERS' EQUITY                    7,061   $     7       3,997    $     4    $ 5,889    $(4,545)    $    --     $ 1,355
                                            =======   =======     =======    =======    =======    =======     =======     =======

PREVIOUSLY REPORTED  AS OF SEPTEMBER 30, 2005

INCREASES (DECREASES)                                                                    (1,062)    (3,385)                 (4,447)

                                            -------   -------     -------    -------    -------    -------     -------     -------
AS RESTATED AS OF SEPTEMBER 30, 2005          7,061   $     7       3,997    $     4    $ 4,827    $(7,929)    $    --     $(3,091)
                                            =======   =======     =======    =======    =======    =======     =======     =======

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts Receivable consists of the following (in thousands):

                                                 September 30,   December 31,
                                                     2005           2004
                                                   ------          ------
Accounts receivable                                $   8           $  43
Allowance for doubtful accounts                       (1)            (43)
                                                   -----           -----
Accounts receivable, net                           $   7           $  --
                                                   =====           =====

Allowance for doubtful accounts
 percentage of accounts receivable                    13%            100%


NOTE 4 - PROPERTY AND EQUIPMENT:

Components of property, plant, and equipment, consist of the following items (in thousands):

                                                    September 30,   December 31,
                                                        2005           2004
                                                       ------         ------
Automobile                                             $  42          $   1
Operating equipment                                      190             63
Office furniture and equipment                            66              8
Leasehold improvements                                    17             15
Computer equipment                                        75              4
Land                                                      38             --
                                                       ------         ------
Total property, plant and equipment                      428             91
Less accumulated depreciation                            (44)           (14)
                                                       ------         ------
Net property, plant and equipment                      $ 384          $  77
                                                       ======         ======


Depreciation and amortization expense was approximately $58,000 and $9,000 for the nine months ended September 30, 2005 and 2004, respectively.

                               ERF WIRELESS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

N0TE 5 - OTHER INTANGIBLES

Other intangible assets consist of the following (in thousands):

                                                     September 30, 2005
                                 Weighted   ------------------------------------
                                 Averagae     Gross                      Net
                                Useful Life  Carrying    Accumlated    Carrying
                                 (in years)   Amount    Amortization    Amount
                                ----------- ---------   ------------   ---------

Customer relationships             3.0        $261         $ 14         $247
Workforce in place                 3.0         125            7          118
Non-compete agreement              3.0         100            6           94
Developed technology               3.0          20            1           19
                                              ----         ----         ----
                                              $506         $ 28         $478
                                              ====         ====         ====


Intangible assets are amortized using methods that approximate the benefit provided by the utilization of the assets. Customer relationships, workforce in place, non-compete agreements and developed technologies are amortized on a straight-line basis. We continually evaluate the amortization period and carrying basis of intangible assets to determine whether subsequent events and circumstances warrant a revised estimated useful life or reduction in value.

Total amortization of intangibles was $28,000 for the three and nine months ended September 30, 2005. The estimated amortization expense for the three years will be $169,000 per year.

NOTE 6 - DEBT CONVERSION

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

NOTE 7 - CAPITAL STOCK, WARRANTS AND OPTIONS

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

                               ERF WIRELESS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2004, the Company had 7,060,494 shares of its $.001 par value common stock issued and outstanding.

During the nine months ended September 30, 2005, the Company issued 198,000 shares of common stock valued at $772,000 for prepaid consulting services. At September 30, 2005 $242,000 remains in prepaid expenses. . The Company valued the 198,000 shares at the closing market price on the date of issuance of such shares.

The Company has 5,000,000 shares of Series A Preferred Stock authorized of which 3,997,330 shares were issued and outstanding as of September 30, 2005. The Series A Preferred Stock is convertible at holders' option at one preferred share for 18.676347 shares Common Stock and has a 2:1 liquidation preference. The holder of Series A Preferred Stock is required to give a 65-day notice of conversion to the company. With respect to the Series A Preferred Stock outstanding at September 30, 2005, the Company would be required to issue 74,655,523 shares of its Common Stock if all of the holders fully converted. However, subsequent to September 30, 2005, all of the Series A holders entered into a Series A Conversion Restriction Agreement whereby all Series A holders, as a group, are prohibited from converting more than 5% of the total outstanding (as of September 30, 2005) Series A holdings in any one calendar quarter. Additionally, the Company had $314,375 of funding remaining against the Second Addendum to Debt Conversion and Funding Agreement dated July 1, 2005, providing for the issuance of 500,000 shares of Series A for the conversion of $750,000 in debt. If the Company borrowed the remaining $314,375, it would be required to issue 3,914,251 shares of Common Stock.

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

Warrants for 369,069 at $3.57 per share (subject to adjustment as detailed in note 11) were issued by the Company in September 2005. Specifically, the Company issued convertible notes for $1,425,000 to accredited investors pursuant to the exemption provided by Regulation D of the Securities Act and issued such warrants to purchase 369,069 shares of Common Stock at $3.57 per share expiring September 2010. These warrants are considered a freestanding derivative financial instrument. Using the Black-Scholes option pricing model, the fair value of the derivative was computed at $440,558 and recorded as a derivative liability which resulted in a reduction of the initial carrying amount (as unamortized discount) of the Convertible Note. This derivative liability will be marked to market each quarter with the change in fair value recorded in the income statement. At September 30, 2005 the company increased the warrant liability to $2,830,000 with a corresponding derivative expense of $2,389,000.

                               ERF WIRELESS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes options, warrants that are issued, outstanding and exercisable.

                                                   Options/Warrants
                                                 Issued & Outstanding                        Options/Warrants Exercisable
                                       ------------------------------------------      ------------------------------------------
    Exercise      Expiration               September 30,           December 31,            September 30,           December 31,
      Price          Date                      2005                    2004                    2005                    2004
--------------   -----------------     -------------------      -----------------      -------------------      -----------------
0.20                  Dec-07                      880,000                880,000                  880,000                880,000
5.00                  Aug-07                      125,003                      -                  125,003                      -
7.50                  Aug-07                      125,003                      -                  125,003                      -
3.57                  Sep-10                      369,069                      -                  369,069                      -
                                       -------------------      -----------------      -------------------      -----------------
                                                1,499,075                880,000                1,499,075                880,000
                                       ===================      =================      ===================      =================

NOTE 8 - INCOME TAXES

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Implementation of SFAS 109 did not have a material cumulative effect on prior periods nor did it result in a change to the current year's provision.

The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

                                       September 30, 2005    December 31, 2004
                                       ------------------    ------------------

U. S. Federal statutory tax rate                   $ 34                  $34
U.S. valuation difference                           (34)                 (34)
Effective U. S. tax rate                              -                    -
Foreign tax valuation                                 -                    -
Effective tax rate                                    -                    -


Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. Federal income tax of 34% to pretax income from continuing operations as a result of the following (in thousands):

                                   September 30, 2005       December 31, 2004
                                   ------------------       ------------------
Computed expected tax benefit      $        (1,779)         $          (240)
Increase in valuation allowance              1,779                      240
                                   ----------------         ----------------
Income tax expense                 $             -          $             -
                                   ================         ================


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2005, and December 31, 2004, are presented below (in thousands) and include the balances of the merged Fleetclean Systems, Inc.

                                      September 30, 2005     December 31, 2004
                                      ------------------     -----------------
Deferred tax assets:
Net operating loss carry forwards     $        (2,039)       $           (260)
Less valuation allowance                        2,039                     260
                                      ----------------       -----------------
Net deferred tax assets               $             -        $              -
                                      ================       =================


The valuation allowance for deferred tax assets as of September 30, 2005, and December 31, 2004, was $2,039,000 and $260,000, respectively. As of September 30, 2005, the Company has a net operating loss carry-forward of $7,344,000, which is available to offset future federal taxable income, if any, with expiration beginning 2012 and ending 2024.

                               ERF WIRELESS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amount):

                                              For the nine months ended September 30, 2005
                                              --------------------------------------------
                                                 Income          Shares        Per-Share
                                               (Numerator)    (Denominator)     Amount
                                                 -------         -------        ------
Net loss                                         $(5,233)                       $   --
Basic EPS:
  Income available to common stockholders         (5,233)          5,034         (1.04)
  Effect of dilutive securities warrants
Diluted EPS:
                                                 -------         -------        ------
  Income available to common stockholders
    and assumed conversions                      $(5,233)          5,034        $(1.04)
                                                 =======         =======        ======

                                             For the nine months ended September 30, 2004
                                             --------------------------------------------
                                                 Income          Shares        Per-Share
                                               (Numerator)    (Denominator)     Amount
                                                 -------         -------        ------
Net loss                                         $ (369)                        $   --
Basic EPS:
  Income available to common stockholders          (369)           1,157         (0.32)
  Effect of dilutive securities warrants
 Diluted EPS:
                                                 -------         -------        ------
  Income available to common stockholders
    and assumed conversions                      $ (369)         $ 1,157        $(0.32)
                                                 =======         =======        ======


NOTE 10 - MAJOR CUSTOMERS

The Company had gross sales of $293,000 and $233,000 for the nine months ended
September 30, 2005, and September 30, 2004, respectively. The Company had one customer that represented approximately 11% of the gross sales in the nine months ended September 30, 2005.

NOTE 11 LONG - TERM DEBT

Long-term debt consists of the following (In thousands):

                                                   Terms                    Maturity Date   Interest Rate     Balance
                                      -----------------------------------   -------------  --------------    ---------
First National Bank in Cameron        $377 / Month including interest       March-07             7.00%             6
Taylor Economic Development Corp.     $1,119 / Month including interest     June-07              7.00%            21
Insurance company                     $1,753 / Month including interest     August-06            8.35%            17
SkyVue USA East Central Texas, Inc    $40,000 / Quarterly plus interest     February-08          6.00%           400
SkyVue USA East Central Texas, Inc    $25,000 / Month plus interest         November-05          6.00%            50
Investor notes                        2 years (See below)                   Demand               6.00%           502
                                                                                                             ---------
Total debt                                                                                                       996
Less current maturities                                                                                          738
                                                                                                              --------
Long-term debt                                                                                                   258
                                                                                                              ========

The current maturities of these debts are $738,000, $175,000 and $83,000 for 2006, 2007 and 2008 respectively.

                               ERF WIRELESS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

INVESTOR NOTES

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

The Investor Notes accrue interest at a rate per annum equal to six percent and are secured by substantially all of the Company assets. The Investor Notes are convertible into shares of the Company common stock at a conversion price equal to the lesser of (i) $3.50 or (ii) 85% of the average of the three lowest VWAPs, as reported by Bloomberg, during the ten trading days immediately preceding the date of the related notice of conversion; provided further, however, that, until six months following the effective date of the registration statement in no event will the conversion price be lower than the lesser of (y) $1.50 or (z) 50% of the VWAP, as reported by Bloomberg, on the effective date of the registration statement. Upon expiration of such six-month period or upon occurrence of an event of default which is not cured, the foregoing floor calculation shall no longer be effective. The Company has agreed to register the resale of the shares of the Company common stock underlying the Investor Notes and the shares issuable upon exercise of the Investor Warrants.

The Company has the ability to prepay in company common stock amounts owed under these Investors Notes for a price equal to the greater of:(i)the outstanding principal amount of the Investor Note, plus all accrued but unpaid interest, including default interest, if any; and (ii) (x) the number of shares of common stock into which the Investor Note, including all accrued but unpaid interest and default interest, if any, is then convertible, times (y) the average VWAP of the common stock for the five trading days immediately prior to the date that the Investor Note is called for prepayment. The Company has the right within the two year period to prepay the notes in cash at 102% of the outstanding principal and interest in the first year or 101% of the outstanding principal and interest in the second year. The associated Investor Warrants are exercisable by the Investors for five years at $3.57 per share of Company common stock. The exercise price of the warrants is subject to adjustment upon events in which the Company issues securities below market.

The Investor Notes were determined to include free standing warrants and various embedded derivative liabilities. The derivative liabilities are the conversion feature and the redemption option (Compound embedded derivative liability). At September 06, 2005, the Investor Notes, warrant liabilities and compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the income statement. The convertible notes were discounted by $941,215 to $483,785 by these derivative liabilities. This discount is being amortized to interest expense using the effective interest method. At inception the fair values of the Investor Notes, warrant liabilities and compound embedded derivatives totaled $483,785, $440,558 and $500,657, respectively. At September 30, 2005, the fair values of the Investor Notes warrant liabilities and compound embedded derivatives totaled $502,158, $2,829,690 and $1,513,204, respectively. At September 30, 2005 the company increased the warrant and derivative liabilities by $3,401,679 with a corresponding derivative expense of $3,401,679.

ERF Wireless Inc also incurred deferred financing costs of $170,500 in connection with the closing of the Financing Arrangement. The costs shall be recognized over the life of the Investor Notes, or 24 months, by using the straight line method. For the nine months ended September 30, 2005, the Company recorded deferred financing cost in interest expense of $6,000.

                               ERF WIRELESS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following assumptions were used in the fair value determination of warrants liabilities at September 30, 2005:

                                           9/6/2005         9/30/2005
                                       ------------------------------------
              Assumptions                  Warrants          Warrants
-----------------------------------    ------------------------------------
Dividend yield                                    0.00%              0.00%
Risk-free rate for term                           3.89%              4.18%
Volatility                                       31.00%             31.00%
Maturity date                                   5 years         4.93 years


A Black-Scholes methodology was used to value the warrants using a weighted average exercise price.

SkyvueUSA

On August 12, 2005, the company issued two notes to SkyvueUSA East Central Texas Inc. totaling $475,000 that bear interest at 6% and are secured by assets of ERF Enterprise Network Services Inc. The initial payment is $115,000, with nine subsequent quarterly payments of $40,000 plus interest.

NOTE 12 - BUSINESS ACQUISITION

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

                      Current assets                                 $    32
                      Property and equipment                              89
                      Intangible assets                                  506
                                                                     -------
                      Total assets acquired                              627
                      Current liabilities                                 18
                      Non-current liabilities                             09
                                                                     -------
                      Total liabilities assumed                           27
                                                                     -------
                      Net assets acquired                            $   600
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

NOTE 13 - COMMITMENTS AND CONTINGENT LIABILITIES

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

                               ERF WIRELESS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Future obligations under the non-cancelable lease terms are as follows:

               Period Ending September 30,      Amount
               ---------------------------   ----------
                        2006                   143,555
                        2007                   111,994
                        2008                   104,844
                        2009                    69,896
                                             ----------
                       Total                 $ 430,289
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

NOTE 14 - RELATED PARTY

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

NOTE 15 - INDUSTRY SEGMENTS

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

For the nine months ended September 30, 2005 (in thousands)

                                          WMS             ENS             Total
                                     -------------------------------------------
         Revenue                        $ 286              $ 7           $ 293
         Segment loss                     326              173             499
         Segment assets                   363              910           1,273
         Capital expenditures             164               57             221
         Depreciation                      20                1              21

For the nine months ended September 30, 2004 (in thousands)

                                                WMS
                                           ------------
         Revenue                             $ 230
         Segment loss                           39
         Segment assets                        140
         Capital expenditures                   10
         Depreciation                            8


                                                     Restated
Reconciliation of Segment Loss                     September 30,  September 30,
 from Operations to Net Loss                           2005           2004
--------------------------------------------------------------------------------
Total segment loss from operations                   $   (506)     $    (39)
Total corporate overhead                               (4,727)         (330)
                                                     ---------     ---------
Net loss                                             $ (5,233)     $   (369)
                                                     =========     =========


                                                     Restated
   Reconciliation of Segment Assets to              September 30,  September 30,
              Total Assets                              2005            2004
--------------------------------------------------------------------------------
Total segment assets                                 $  1,273       $   140
Total corporate assets                                  1,482            12
                                                     ---------      --------
Consolidated  assets                                 $  2,755       $   152
                                                     =========      ========


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

NOTE 16 - SUPPLEMENTAL NON-CASH DISCLOSURES:

During the nine month period ended September 30, 2005, the Company issued stock in lieu of cash as payment for the following (in thousands):

                                                       Supplemental
                                                         Non-Cash
                                                         Disclosure
                                                         ----------
Professional fees                                          $  392
Settlements                                                    20
Salary and compensation                                        41
Other services rendered                                        50
Prepaid other                                                 269
                                                           -------
Total non-cash settlements                                 $  772
                                                           =======

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005, COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004

The following tables set forth summarized consolidated financial information for the three and nine months ended September 30, 2005, and September 30, 2004:

CONDENSED FINANCIAL INFORMATION

                                                  Three Months Ended September 30,          Nine Months Ended September 30,
                                              Restated                                   Restated
                                             ----------------------------------------    ----------------------------------------
         ($ IN THOUSANDS)                       2005       2004    $ Change  % Change      2005       2004    $ Change   % Change
                                              -------    -------    -------   -------    -------    -------    -------    -------
Total sales                                   $    92    $    81    $    11        14%   $   293    $   233    $    60         26%
Cost of goods sold                                 59         24         35       146%       138         66         72        109%
                                              -------    -------    -------   -------    -------    -------    -------    -------
Gross profit                                       33         57        (24)     -42%        155        167        (12)       -7%
                                              -------    -------    -------   -------    -------    -------    -------    -------
Percent of total sales                             36%        70%      -35%      -49%         53%        72%      -19%       -26%
Operating expenses                                876        252        624       248%     1,955        536      1,419        265%
                                              -------    -------    -------   -------    -------    -------    -------    -------
Loss from operations                             (843)      (195)      (648)      332%    (1,800)      (369)    (1,431)       388%
Other income/(expense)                         (3,433)        --     (3,433)              (3,433)        --     (3,433)
                                              -------    -------    -------   -------    -------    -------    -------    -------
Net loss                                       (4,276)      (195)    (4,081)     2093%    (5,233)      (369)    (4,864)      1318%
                                              -------    -------    -------   -------    -------    -------    -------    -------
Unrealized holding gain/(loss)                     (1)        (1)        --         0%                   (1)         1          0%
Deemed dividend related to beneficial
     conversion feature of preferred stock       (558)      (487)       (71)       15%    (1,184)      (487)      (697)       143%
                                              -------    -------    -------   -------    -------    -------    -------    -------
Net loss attritubable to common shareholders  $(4,835)   $  (683)   $(4,152)      608%   $(6,417)   $  (857)   $(5,560)       649%
                                              =======    =======    =======   =======    =======    =======    =======    =======



OPERATING EXPENSES

                                            Three Months Ended September 30,                 Nine Months Ended September 30,
                                      -------------------------------------------      -------------------------------------------
      ($ IN THOUSANDS)                 2005        2004      $ Change    % Change       2005        2004      $ Change    % Change
                                      ------      ------      ------      ------       ------      ------      ------      ------

Employment expenses                   $  374      $  160      $  214         134%      $  959      $  317      $  642         203%
Professional services                    314          19         295        1553%         595          39         556        1426%
Depreciation and amortization             41           3          38        1267%          56           9          47         522%
Rent and maintenance                      50          19          31         163%         130          52          78         150%
Other general and administrative          97          51          46          90%         215         119          96          81%
                                      ------      ------      ------      ------       ------      ------      ------      ------
Total operating expenses              $  876      $  252      $  624         248%      $1,955      $  536      $1,419         265%
                                      ======      ======      ======      ======       ======      ======      ======      ======

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

Certain of our more critical accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our physician customers, and information available from other outside sources, as appropriate. Different, reasonable estimates could have been used in the current period. Additionally, changes in accounting estimates are reasonably likely to occur from period to period. Both of these factors could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations.

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

DERIVATIVE INSTRUMENTS
----------------------

In connection with the sale of debt or equity instruments, we may sell options or warrants to purchase our common stock. In certain circumstances, these options or warrants may be classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments may contain embedded derivative instruments, such as embedded derivative features, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

The identification of, and accounting for, derivative instruments is complex. Our derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur. For options, warrants and bifurcated embedded derivative features that are accounted for as derivative instrument liabilities, we estimate fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. The valuation techniques require assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the option. Because of the limited trading history for our common stock, we have estimated the future volatility of our common stock price based on not only the history of our stock price but also the experience of other entities considered comparable to us. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our financial statements.

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

OTHER (INCOME) EXPENSE, NET

The increase in other (income) expense is primarily attributable to derivative instruments expense of $3,401,679 represents the net unrealized(non-cash) change during the nine months ended September 30, 2005 in the fair value of our derivative instrument liabilities related to warrants and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately. Additionally amortization of $24,000 of debt discount from the discounted investors' convertible notes (Host contracts).

NET LOSS

For the three and nine months ended September 30, 2005, our net loss was $4,277,000 and $5,233,000 compared to a net loss of $195,000 and $369,000 for the three and nine months ended September 30, 2004. The increase in loss for the three and nine months ended September 30, 2005, as compared to the three and nine months ended September 30, 2004, was attributable to the factors discussed immediately above.

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS

For the three and nine months ended September 30, 2005, our net loss applicable to common shareholders was $4,835,000 and $6,417,000 compared to a net loss of $683,000 and $857,000 for the three and nine months ended September 30, 2004. The Company's Net Loss Applicable to Common Shareholders included a deemed dividend on the beneficial conversion of debt that resulted in the issuance of $558,000 and $1,184,000 of Series A Preferred Stock. The beneficial conversion deemed dividend was limited to the amount of consideration received totaling $558,000 and $1,184,000 in the three and nine months ended September 30, 2005.

CASH FLOWS

Our operating activities for ongoing operations used net cash of $1,099,000 in the nine months ended September 30, 2005, as compared to using $424,000 in the nine months ended September 30, 2004. Net cash used by operating activities in the nine months ended September 30, 2005, resulted primarily from the net operating loss of $6,417,000 for the operating period; reduced by common stock that was issued for services rendered, non-cash derivative instrument expense of $3,385,000 and an increase in accounts payable.

Our investing activities used net cash of $346,000 in the nine months ended September 30, 2005, compared to $15,000 of cash used in the nine months ended September 30, 2004. The cash used is attributable to the acquisition of operating assets during the nine months ended September 30, 2005, and the cash portion of the acquisition of assets from SkyvueUSA.

Our financing activities provided net cash of $2,758,000 in the nine months ended September 30, 2005, compared to $434,000 of cash provided in the nine months ended September 30, 2004. The cash provided in the nine months ended September 30, 2005, was primarily associated with the Investor Advances discussed in Note 6 herein that were converted to equity on quarters ended March 31, 2005, June 30, 2005, and September 30, 2005; proceeds from the convertible debt transaction discussed in Note 11; and proceeds received from the Company's Private Placement Memorandum dated June 25, 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, we had cash and securities available for sale of $1,319,000 and a negative working capital of $3,683,000. The Company's current cash and cash equivalents, including net proceeds received during the quarter ended September 30, 2005, may not be sufficient to fund operations and planned acquisitions for the next twelve months. The Company operations for the nine months ended September 30, 2005, have been financed by Investor Advances discussed in Note 6 herein that were converted to equity on quarters ended March 31, 2005, June 30, 2005, and September 30, 2005; proceeds from the convertible debt transaction discussed in Note 11; and proceeds received from the Company's Private Placement Memorandum dated June 25, 2005. At September 30, 2005, the Company had $314,375 of funding remaining against the Second Addendum to Debt Conversion and Funding Agreement dated July 1, 2005, providing for the issuance of 500,000 shares of Series A Preferred Stock for the conversion of $750,000 in debt

The Company initiated financing efforts under a Confidential Private Placement Memorandum with an effective date of June 25, 2005. The Confidential Private Placement pertains to the offer and sale by the Company of shares of its common stock to Accredited Investors who are deemed acceptable by the Company. The

Confidential Private Placement Memorandum is intended to raise up to $7.5 million on a best efforts basis. We can provide no assurance that we will be successful in raising capital from this private placement. The Company has also held discussions with certain Investment Banking firms regarding expanding the Confidential Private Placement to $10.0 million and has exchanged a term sheet with one such firm; although we can provide no assurance that we will be successful in reaching an acceptable arrangement for such services. During the quarter ended September 30, 2005, the Company engaged an investment banking firm with offices in 35 states to begin selling the private placement under a fee agreement arrangement.

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

CONTRACTUAL OBLIGATIONS

                                                           Payments Due by Period
                                   --------------------------------------------------------------------------
                                                 Less than 1                                     More than 5
                                     Total          Year          1-3 Years       3-5 Years          Years
                                   ----------    -----------     ----------       ---------       ---------
CONTRACTUAL OBLIGATIONS:
Long-term debt obligations         $     996     $     738        $     258       $       -       $       -
Operating lease obligations              473            42              361              70               -
                                   ----------    ----------       ----------      ----------      ----------
TOTAL CONTRACTUAL OBLIGATIONS      $   1,469     $     780        $     619       $      70       $       -
                                   ==========    ==========       ==========      ==========      ==========

The Company's contractual obligations consist of certain obligations for office space operating leases requiring future minimal commitments under non-cancelable leases. Please see non-cancelable leases as described in Note 13 to the Company's financial statements under the heading Commitments.

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

WE HAVE A LIMITED OPERATING HISTORY WITH SIGNIFICANT LOSSES AND EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE

We have incurred annual operating losses since our inception. As a result, at September 30, 2005, we had an accumulated deficit of $4,538,000. Our gross revenues for the nine months ended September 30, 2004, were $293,000, with a loss from operations of $1,842,000 and a net loss applicable to common shareholders of $3,025,000.

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

The Company has restated its consolidated balance sheet as of September 30, 2005 and its consolidated statements of operations and cash flow for the three months and nine months ended September 30, 2005 from the amounts previously reported. The restatements include adjustments to record derivative financial instruments as of September 30, 2005 in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133").

In connection with the restatement, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures. As a result we determined that a deficiency in processes and procedures over financial reporting of derivatives should have been classified as a material weakness at September 30, 2005. Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of September 30, 2005.

REMEDIATION OF MATERIAL WEAKNESS IN INTERNAL CONTROL

We believe that we have fully remediated the material weakness in our internal control over financial reporting with respect to accounting for derivative financial instruments as of December 31, 2005. The remedial actions included:

o implementing additional management and oversight controls to review and approve derivative financial instruments and related o documentation to ensure derivative liability accounting is appropriately applied with respect to SFAS 133; and

o retesting our internal financial controls with respect to the deficiencies related to the material weakness to ensure they are o operating effectively to ensure compliance with SFAS 133.

In connection with this report, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures currently in effect, including the remedial actions discussed above, and we have concluded that, as of December 31, 2005, our disclosure controls and procedures are effective.

Except for the remediation of the material weakness discussed above, there was no change in our internal control over financial reporting during the quarter ended December 31, 2005, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULT IN SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

EXHIBIT NO.                IDENTIFICATION OF EXHIBIT
-----------                -------------------------
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

Date:  March 31, 2006

By:    /s/ R. Greg Smith
       -----------------
       R. Greg Smith,
       Chief Executive Officer and Chief Financial Officer
       (Principal Executive Officer and Principal Financial
       and Accounting Officer)