Form 10KSB
period 2005-12-31
ERF Wireless, Inc.
filed 2006-04-13
CIK 1020646

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE AC T OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2005

                        COMMISSION FILE NUMBER 000-27467

                               ERF WIRELESS, INC.
                               ------------------
               (Exact name of registrant as specified in charter)


             NEVADA                                              6-0106431
             ------                                              ---------
(State or other jurisdiction of                               I.R.S. Employer
 incorporation or organization)                             Identification No.)

 2911 SOUTH SHORE BLVD., SUITE 100 LEAGUE CITY, TEXAS               77573
 ----------------------------------------------------               ------
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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         ERF Wireless, Inc.'s revenue for its most recent fiscal year was $643,000.

         Indicate by check mark whether the registrant is a shell Company (as define in 12b-2 of the Exchange Act). [ ] Yes [x] No

         As of March 31, 2006 the aggregate market value of the shares of common stock held by non-affiliates (based on the closing price of $1.38 per share for the common stock as quoted on that date) was approximately $14,357,000.

         As of March 31, 2006, the Company had outstanding 10,403,840 shares of its $.001 par value common stock.

Transitional Small Business Disclosure Format (check one): Yes [X] No [ ]

                                TABLE OF CONTENTS


ITEM NUMBER   CAPTION                                                       PAGE


PART I
------

ITEM 1.       Description of Business                                         4

ITEM 2.       Description of Property                                         14

ITEM 3.       Legal Proceedings                                               15

ITEM 4.       Submission of Matters to a Vote of Security Holders             15


PART II
-------

ITEM 5.       Market for Common Equity, and Related Stockholder Matters       16

ITEM 6.       Management's Discussion and Analysis or Plan of Operations      17

ITEM 7.       Financial Statements                                            27

ITEM 8.       Changes in and Disagreements with Accountants on Accounting
              And Financial Disclosure                                        48

ITEM 8A.      Controls and Procedures                                         49

ITEM 8B.      Other Information                                               49


PART III
--------

ITEM 9.       Directors and Executive Officers of the Registrant              50

ITEM 10.      Executive Compensation                                          53

ITEM 11.      Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters                                 55

ITEM 12.      Certain Relationships and Related Transactions                  56

ITEM 13.      Exhibits                                                        58

ITEM 14.      Principal Accountant Fees and Services                          59

                           FORWARD LOOKING STATEMENTS

Except for the historical information and discussions contained herein, statements contained in this Annual Report on Form 10-KSB may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed elsewhere in the ERF Wireless, Inc ("Company" or "ERF"), filings with the U.S. Securities and Exchange Commission ("SEC"). The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 ("Securities Act") and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"), including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding our business. This Annual Report on Form 10-KSB includes forward-looking statements about our business including, but not limited to, the level of our expenditures and savings for various expense items and our liquidity in future periods. We may identify these statements by the use of words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "plan," "potential," "predict," "project," "should," "will," "would" and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law. Our actual results could differ materially from those anticipated in these forward-looking statements.

ITEM 1. DESCRIPTION OF BUSINESS.

THE COMPANY

The Company provides wireless communications products and services with an emphasis on providing reliable, high-speed wireless broadband services. The core focus of the Company is the acquisition and/or construction of strategically placed wireless broadband networks to provide delivery of reliable, bundled high-speed wireless broadband services including Internet, data, voice, security and limited video services for enterprise, commercial, residential and private entities, as well as cities and unincorporated areas.

The Company has formed four business reporting segments to provide solutions and services to different segments of the wireless industry. The Company's revenues are generated through our four business reporting segments:

ENTERPRISE NETWORK SERVICES

Enterprise Network Services provides a turnkey design and implementation service in the area of secure wireless broadband networks for regional banks. The August 2005 acquisition of the assets of Skyvue USA East Central Texas, Inc., a Texas corporation ("Skyvue"), provided Enterprise Network Services with over three years of experience on designing, constructing, maintaining and monitoring enterprise-class wireless broadband networks for the regional banking industry in several areas of the country.

Enterprise Network Services' focus is on obtaining design and construction contracts with regional banks in conjunction with long-term maintenance and monitoring contracts. All monitoring contracts are managed by the Company's Network Operations Services Division. Additionally, once the Company has designed and constructed the wireless broadband networks for the banks, the Company uses the same network under a revenue sharing agreement with the banks to sell wireless broadband services to private entities, cities, municipalities and the general public in that region as part of its Bundled Wireless Services offering.

BUNDLED WIRELESS SERVICES

Bundled Wireless Services was formed to provide wireless broadband products and services, including Internet, voice, data, security and video services throughout North America to serve private entities, cities, municipalities and the general public. Bundled Wireless Services intends to focus on rural markets. The Company plans to offer these services by establishing bundled wireless services offerings on most of the bank networks constructed and maintained by Enterprise Network Services as well as acquiring smaller established rural wireless broadband companies throughout North America.

WIRELESS MESSAGING SERVICES

Wireless Messaging Services provides wireless broadband system network design and implementation, manufactures and supplies high-power infrastructure equipment to the paging and mobile industry and owns and operates a wide-area messaging service (one- and two-way cellular and paging retail). Wireless Messaging Services also implements and constructs new wireless broadband networks as well as maintains existing wireless networks. This service is provided for third-party customers as well as for Enterprise Network Services and Bundled Wireless Services portions of the Company. Additionally, Wireless Messaging Services operates a retail wireless outlet in San Antonio, Texas.

NETWORK OPERATIONS SERVICES

Network Operations Services Division was created to provide the overall day-to-day operation and 24/7 monitoring for all wireless broadband networks that the Bundled Wireless Services, Wireless Messaging Services, or Enterprise Networks Services divisions construct, acquire, maintain and administer. In addition, the Network Operations Services Division may provide monitoring for other third party networks. Presently the Network Operations Services Division operates a secure high-capacity Network Operations Center at the League City, Texas, Corporate Headquarters as well as a backup Network Operations Center in its Taylor, Texas, facility. .

CORPORATE HISTORY

The Company was incorporated in Texas as Eastex Chemex Corporation in 1986 and changed its name to Fleetclean Systems, Inc., in 1990. In May 2004, Systom Trust Joint Venture effected a change of control transaction by purchasing from the then largest shareholder and his family 10,783,492 shares of Company common stock for $150,000 and acquiring 1,000,000 shares of Series A Preferred Stock from the Company for $290,700. In September 2004, the Company changed its name to ERF Wireless, reincorporated in Nevada, and effected a 1-for-75 reverse split. Thereafter, the Company's common stock began trading under the new ticker symbol of ERFW on the Nasdaq OTC Electronic Bulletin Board. Unless otherwise reflected herein, all per share numbers give effect to this reverse split. In September 2004, the Company acquired all of the capital stock of Eagle R. F. International in exchange for 1,000,000 shares of its common stock; from a legal perspective, the capital structure of the Company was the surviving entity, while Eagle R.F. International was the surviving entity for accounting purposes. All references to "we," "our," or "us" refer to ERF Wireless, Inc., a Nevada corporation, and our subsidiaries.

Our principal executive offices are located at 2911 South Shore Blvd., Suite 100, League City, Texas 77573, and our telephone number is (281) 538-2101. We maintain a web site at www.erfwireless.com. We make available free of charge through our web site our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such material with or to the SEC.

OUR MARKET AND BUSINESS STRATEGY

The market for wireless broadband product and service revenue has grown dramatically over the past few years and is expected to dominate all wireless markets over the next ten years.

Wireless broadband is very well suited for niche market development in that it provides a truly versatile broadband communication medium that is cheaper than a wired solution, is faster to implement and can be configured for one or more applications. Given the wireless technology gains and the Federal Communications Commission's ("FCC") recent adoption of an order to restructure frequencies within one of the several bands used for wireless broadband communication, we firmly believe that wireless broadband will become a "third pipe" as both an alternative and extension to DSL and cable modem services, the two chief means of delivering high-speed Internet and data service today.

Historically, broadband wireless has been in use for several years, but only with the advent of industry standards has it been possible to link the many small systems that have grown up into a much more robust wide-area network that will accelerate the growth of the wireless broadband industry.

The potential market reach for the Company's products and services for the regional banking vertical market extends nationwide and initially consists of financial institutions between $200 million and $15 billion in assets with at least 5 branches. To date, the Company has completed four BranchNet (the wideband data networks required between branch banks and the central bank) bank networks in three states and is currently completing construction of its fifth BranchNet network for a bank in Baton Rouge, Louisiana. The Company is focusing its initial marketing efforts at certain Louisiana, Mississippi, and Alabama banks where potential tax savings of over $100,000 on a typical BranchNet purchase may be provided to such banks by the Gulf Opportunity ("GO") Zone Act of 2005. Banks in Texas and Florida are also being targeted early on due to the likelihood of wide-scale hurricane related disasters in those states as well.

Over time, the Company also plans to expand its offering to provide wireless broadband product and service solutions to other large vertical markets where high bandwidth and secure communications are needed (such as hospitals, schools, law enforcement, etc.), especially in areas where it can leverage the excess capacity in network infrastructure already constructed and paid for by its bank customers.

The Company has recently acquired several small wireless broadband networks in key underserved regions. Over time, the Company anticipates that it will expand by both organic growth and acquisition in areas where its banking network subsidiary has sold BranchNet networks so that the Company can capitalize on the wireless network infrastructure it constructs for its bank customers. For example, the Company is negotiating agreements with its bank customers to use the bank's network backbone on a revenue sharing basis to sell wireless broadband services to schools, hospitals, businesses, municipal entities and residential customers in the region covered by that bank's BranchNet network with little or no additional infrastructure cost to the Company.

ERF WIRELESS'S PRODUCTS AND SERVICES

ENTERPRISE NETWORK SERVICES

Enterprise Network Services provides a turnkey design and implementation in the area of secure wireless broadband networks for regional banks. The acquisition of the assets of Skyvue USA provided Enterprise Network Services with over three years of experience in designing, constructing, maintaining and monitoring enterprise-class wireless broadband networks for the regional banking industry in several areas of the country.

This application of wireless broadband technology provides regional financial institutions, with between ten and one hundred branches, a cost-effective way to replace all of their recurring T1 and other telephone company costs. The resulting encrypted wireless broadband network connects all of their branches to the central bank and can provide up to 45 Mbps of continuous bandwidth as compared to the typical 1.4 Mbps of a T1 connection from the telephone company.

The Enterprise Network Services wireless network design is strictly for WAN point-to-point connectivity and is not intended for "within the building" wireless applications. Once in place, this enterprise-class wireless network not only replaces all of the data connectivity requirements between locations, but also has the excess capacity to provide VoIP telephone service, video surveillance, document imaging and Internet connectivity for all of the enterprise locations.

In order to satisfy the security concerns of banking regulators, Enterprise Network Services has developed a unique and proprietary encryption device (CryptoVue), consisting of hardware and software, as well as an integrated security protocol and 24x7 monitoring.

The wireless broadband radio equipment deployed by Enterprise Network Services is a special commercially-hardened version of the Motorola Canopy Wireless Platform configured to form point-to-point and point-to-multipoint network connections for financial institutions that can be used in wireless backhaul, bridging and other data applications. The point-to-point configuration can span distances of up to 35 miles. Distances of greater than 35 miles can be covered by daisy chaining the units across multiple relay towers. The point-to-point systems generally operate at 5.7 GHz and a raw data rate of 10 Mbps, 20 Mbps or 45 Mbps with measurable data throughput rates of 7+ Mbps, 14+ Mbps and 31+ Mbps, respectively. Motorola also offers a 5.2-GHz point-to-point and point-to-multipoint system that ERF Wireless deploys on short-haul segments up to a distance of 10 miles.

Enterprise Network Services focuses on obtaining design and construction contracts with regional banks in conjunction with long-term maintenance and monitoring contracts. Any monitoring contracts will be managed by our Network Operations Services Division. Additionally, once the Company has designed and constructed the wireless broadband networks for the banks, the Company plans to use the same network under revenue sharing agreement with the banks to sell wireless broadband services to private entities, cities, municipalities and the general public in that region as part of its Bundled Wireless Services Division.

BUNDLED WIRELESS SERVICES

Bundled Wireless Services Division was recently formed to provide wireless broadband products and services, including Internet, voice, data, security and video services throughout North America to serve private entities, cities, municipalities and the general public. These services will be provided to both commercial and retail customers throughout the coverage area where ERF Wireless owns wireless broadband networks or operates wireless broadband networks. The Company plans to offer these services by acquiring smaller established rural wireless broadband companies or entering into partnership or revenue-sharing agreements with other wireless broadband network providers throughout North America.

Bundled Wireless Services will operate primarily in the rural markets which tend to be underserved by the major telephone and cable companies and where wireless broadband can offer a distinct cost advantage over other forms of broadband connectivity. The Bundled Wireless Services Division will have mostly short-term month-to-month contracts.

WIRELESS MESSAGING SERVICES

Wireless Messaging Services provides wireless broadband system design and implementation, manufacturers and supplies high-power infrastructure equipment to the paging and mobile industry and owns and operates a wide-area messaging service (one- and two-way cellular and paging retail). Wireless Messaging Services implements and constructs new wireless broadband networks for the Company. Wireless Messaging Services manufactures some paging equipment and has a retail outlet in San Antonio, Texas.

The wireless broadband system design and implementation function is a service that Wireless Messaging Systems provides on a contract basis to other divisions and subsidiaries of ERF Wireless, as well as other outside organizations.

The manufacturing and supply of high-power wireless infrastructure equipment under the ERF Wireless brand is accomplished primarily at the ERF Wireless corporate facility in League City, Texas, although some components are sourced from offshore locations. The product line consists of a variety of power amplifiers, transmitters and base stations ranging in power from 50 to 500 watts and covering all of the major frequency bands of the wireless messaging industry. In addition, ERF Wireless has developed unique technology that allows for full hot switching of redundant wireless equipment where such requirements are necessary.

Although paging has seen a steady decline from its peak in the late 1990s, it continues to provide a stable communications platform for many B-to-B applications such as service providers, hospitals, construction workers and commercial contractors.

NETWORK OPERATIONS SERVICES

Network Operations Services Division was created to provide the overall day-to-day operation and 24/7 monitoring to all wireless broadband networks that the Wireless Messaging Services or Enterprise Networks Services divisions construct, acquire, maintain and administer. In addition, the Network Operations Services Division may provide monitoring for other third parties. This service function is conducted from the state-of-the-art Network Operations Center facility located at the ERF Wireless corporate headquarters in League City, Texas.

The Network Operations Center is typically a support facility to all of the other divisions and subsidiaries of ERF Wireless, providing the capability to quickly locate and repair a network problem in any of the wireless broadband networks that ERF Wireless owns or operates. The Network Operations Center not only has the capability to determine the source of a network problem, but is also the ERF Wireless division tasked with the responsibility of dispatching ERF Wireless Network Operations maintenance technicians or local area subcontractor technicians when maintenance or service requirements dictate.

COMPETITION

We compete for subscription revenues with multiple companies providing Internet services on a nationwide basis, discount ISPs and smaller regional ISPs. We also compete with companies that provide Internet access via narrowband and broadband technologies, such as Internet access providers, cable companies and telephone companies. Like us, other companies offer some of the same Internet connectivity services to their customers.

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

The Company also contemplates that it will enter into the local and long distance telecommunications market with Voice over Internet Protocol ("VoIP") services. As we enter these markets, we will be entering a highly competitive industry dominated by large well funded incumbent providers. We are planning to target our local and long distance capabilities in the market where we are already providing wireless broadband Internet services. Those markets are also characterized by competition that includes smaller regional telecommunications providers.

INTELLECTUAL PROPERTY, PROPRIETARY RIGHTS AND LICENSES

Our success depends to a significant degree on our methodologies and software applications. We do not have any patents, registered copyrights or registered trademarks. We rely, instead, on laws protecting trade secrets, common law rights with respect to copyrights and trademarks, as well as non-disclosure and other contractual agreements to protect proprietary rights. There can be no guarantee that those laws, and the procedures initiated to protect our business, will prevent misappropriation of our proprietary software and web site applications. In addition, those protections do not preclude competitors from developing products with similar features as those of ERF Wireless.

Although we believe our products and services are unique and do not infringe upon the proprietary rights of others, there can be no assurance that infringement claims will not be brought against us in the future. Any such claim could result in costly litigation or have a material adverse effect on our business, operating results and financial condition.

The Company filed a patent application on its CryptoVue intellectual property in March 2006. The abstract of the patent application filing included the secure, triple-controlled system for data over a network, which protects against data theft or alteration by one or more ("e.g., two") corrupt insiders working together with outsiders. A combination of dual-control tamper-resistant routers, physical hardware keys and encryption keys enforces what the Company believes to be best practice security protocols with thorough auditing. A remote monitoring center provides a third level of control along with remote auditing and detailed change-control alerts. The Company can provide no assurance that it will be successful in obtaining a patent on its intellectual property.

GOVERNMENTAL REGULATION

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

Governmental regulatory approaches and policies to Internet access providers and others that use the Internet to facilitate data and communication transmissions are continuing to develop and, in the future, we could be exposed to regulation by the FCC or other federal agencies or by state regulatory agencies or bodies. In this regard, the FCC has expressed an intention to consider whether to regulate providers of voice and fax services that employ the Internet, or IP, switching as "telecommunications providers," even though Internet access itself would not be regulated. The FCC is also considering whether providers of Internet-based telephone services should be required to contribute to the universal service fund, which subsidizes telephone service for rural and low-income consumers, or should pay carrier access charges on the same basis as applicable to regulated telecommunications providers. To the extent that we engage in the provision of Internet or Internet protocol-based telephony or fax services, we may become subject to regulations promulgated by the FCC or states with respect to such activities. We cannot assure you that these regulations, if adopted, would not adversely affect our ability to offer certain enhanced business services in the future.

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

Our future telecommunications business is subject to regulations under both state and federal telecommunications laws which are fluid and rapidly changing. On the state level, rules and policies are set by each state's Public Utility Commission or Public Service Commission (collectively, PUC). At the federal level, the Federal Communication Commission (FCC), among other agencies, dictates the rules and policies which govern interstate communications providers. The FCC is also the main agency in charge of creating rules and regulations to implement the 1996 Telecommunications Act (the "1996 Act").

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

EMPLOYEES

As of March 31, 2006, we employ 37 full-time employees and 12 consultants. We have no collective bargaining agreements with our employees.

CUSTOMERS

Our Enterprise Network Services subsidiary customers consist of regional banking networks. Our Wireless Messaging Services Division focuses on a diversified base of customers and end users consisting of service providers, government agencies, businesses and other enterprises. Our Bundled Wireless Services Division will focus mostly on servicing private entities, cities, municipalities, and the general public in rural areas. Our Network Operations Services Division's customers will be the customers of both the Enterprise Network Services and Bundled Wireless Services divisions. The Company had two customers that represented approximately 11% and 27% of gross sales for the twelve months ended December 31, 2005. During the year ended December 31, 2004, no customers accounted for more than 10% of sales.

RESEARCH AND DEVELOPMENT

We rely on the providers of the products we sell to upgrade their products through research and development. Consequently, we do not perform research and development and we have not incurred any research and development costs during the two previous fiscal years and do not anticipate incurring any such costs in the current fiscal year.

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

WE HAVE A LIMITED OPERATING HISTORY WITH SIGNIFICANT LOSSES AND EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE

We have incurred annual operating losses since our inception. As a result, at December 31, 2005, we had an accumulated deficit of $6,265,000. Our gross revenues for the twelve months ended December 31, 2005, were $643,000, with a loss from operations of $3,411,000 and a net loss applicable to common shareholders of $4,753,000.

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

WE HAVE A LIMITED CASH AND LIQUIDITY POSITION AND WILL NEED TO RAISE ADDITIONAL FUNDS TO FUND OPERATIONS

As of December 31, 2005, we had cash balances of $602,000 and a working capital deficit of $1,376,000. We have historically financed our operations through private equity and debt financings. During fiscal 2005, we did not generate positive cash flow from our operations. Depending on how our funds are deployed, we may need to raise additional capital as early as the second quarter of 2006. Moreover, we anticipate that we will need additional capital in the future to continue to expand our business operations. Subsequent to the fiscal year ended December 31, 2005, the Company completed a two-year unsecured revolving credit facility with certain shareholders providing for a $2 million line of credit to be used by ERF Wireless for funding general working capital, acquisitions and project financing, including the growth and demand for the Company's Enterprise Network Solutions being provided to the regional banking market sector. The terms of the two-year unsecured revolving credit facility allow ERF Wireless to draw upon the facility as financing requirements dictate and provides for quarterly interest payments at an annual 6% rate. The loan may be prepaid without penalty or repaid at maturity. We do not have any commitments for equity funding at this time, and additional funding may not be available to us on favorable terms, if at all. As such there is no assurance that we can raise additional capital from external sources, the failure of which could cause us to sell assets or curtail operations.

THE TERMS OF OUR DEBT OBLIGATIONS TO THE INVESTORS IN THE SEPTEMBER 2005 FINANCING SUBJECT US TO THE RISK OF FORECLOSURE OF CERTAIN OF OUR ASSETS.

To secure the payment of all obligations owed to the investors in the 2005 financings, we have granted to the investors a security interest and lien on certain of our assets. The occurrence of an event of default under any of our obligations would subject us to foreclosure by the investors to the extent necessary to repay any amounts due. If a foreclosure were to happen, it would have a material adverse effect on our financial condition. Furthermore, we may not have sufficient funds to repay the investors when our debt obligations to them become due. We are not required to establish a sinking fund for the repayment of our debt to the investors. Accordingly, we may be required to obtain funds to repay the investors either through refinancing or the issuance of additional equity or debt securities. We may be unable to obtain the funds needed, if any, to repay the obligations from any one or more of these other sources on favorable economic terms or at all.

ADDITIONAL CAPITAL MAY DILUTE CURRENT STOCKHOLDERS

In order to provide capital for the operation of our business we may enter into additional financing arrangements. These arrangements may involve the issuance of new Common Stock, preferred stock that is convertible into common stock, debt securities that are convertible into common stock or warrants for the purchase of common stock. Any of these items could result in a material increase in the number of shares of common stock outstanding which would in turn result in a dilution of the ownership interest of existing common shareholders. In addition these new securities could contain provisions, such as priorities on distributions and voting rights, which could affect the value of our existing common stock.

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

The Company's revenue and operating results may vary significantly from quarter to quarter due to a number of factors. In future quarters, operating results may be below the expectations of public market analysis or investors, and the price of our common stock may decline. For the twelve months ended December 31, 2005, the Company's Wireless Messaging Services contributed almost 65% of the Company's revenues. Factors that could cause quarterly fluctuations include:

     o The Company's Enterprise Network Services subsidiary's ability to secure new regional banking network customers for both the construction and design of new broadband networks and for the maintenance and monitoring of these broadband networks.

     o The Company's Bundled Wireless Services Division's ability to acquire existing rural wireless broadband networks throughout North America and the ability to secure customers in the rural regions in which the Company acquires these wireless broadband networks.

     o The Company's Wireless Messaging Services Division's ability to keep current customers and secure new customers.

     o The Company's Network Operations Division's ability to acquire new customers through the Enterprise Network Services Division, the Bundled Wireless Services Division and third parties.

     o The Company's ability to raise the necessary capital to execute mergers, acquisitions and asset purchases, as needed to implement the Company's strategic plan.

Accordingly, the failure to obtain significant future revenue, or lower than expected revenue in the future, could adversely affect our stock price and liquidity.

FOR THE YEAR 2005, THE MAJORITY OF OUR REVENUE WAS GENERATED FROM SHORT-TERM AGREEMENTS.

For the twelve-month period ended December 31, 2005, the majority of our revenues from customers resulted from short-term, terminable at will, arrangements. There is no assurance that these customers will continue to conduct business with us in the future, the failure of which could have a material adverse effect on our business operations.

WE COMPETE WITH MANY COMPANIES THAT ARE LARGER AND BETTER FINANCED THAN WE ARE, AND OUR GROWTH AND PROFITABILITY ARE DEPENDENT ON OUR ABILITY TO COMPETE WITH THESE ENTITIES.

We face competition from many entities with significantly greater financial resources, well-established brand names and larger customer bases. We may become subject to severe price competition for our products and services as companies seek to enter our industry or current competitors attempt to gain market share. We expect competition to intensify in the future and expect significant competition from traditional and new telecommunications companies including, local, long distance, cable modem, Internet, digital subscriber line, microwave, mobile and satellite data providers. If we are unable to make or keep our products competitively priced and attain a larger market share in the markets in which our products compete, our levels of sales and our ability to achieve profitability may suffer.

A SYSTEM FAILURE COULD DELAY OR INTERRUPT OUR ABILITY TO PROVIDE PRODUCTS OR SERVICES AND COULD INCREASE OUR COSTS AND REDUCE OUR REVENUES.

Our operations are dependant upon our ability to support a highly complex network infrastructure. Many of our customers are particularly dependent on an uninterrupted supply of services. Any damage or failure that causes interruptions in our operations could result in loss of these customers. To date, we have not experienced any significant interruptions or delays which have affected our ability to provide products and services to our clients. Because our headquarters and infrastructure are located in the Texas Gulf Coast area, there is a likelihood that our operations may be affected by hurricanes or tropical storms, tornados, or flooding. The occurrence of a natural disaster, operational disruption or other unanticipated problem could cause interruptions in the services we provide and significantly impair our ability to generate revenue and achieve profitability.

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

OUR INDUSTRY CHANGES RAPIDLY DUE TO EVOLVING TECHNOLOGY STANDARDS AND OUR FUTURE SUCCESS WILL DEPEND ON OUR ABILITY TO CONTINUE TO MEET THE SOPHISTICATED NEEDS OF OUR CUSTOMERS.

Our future success will depend on our ability to address the increasingly sophisticated needs of our customers. We will have to develop and introduce enhancements to our existing products and new products on a timely basis to keep pace with technological developments, evolving industry standards and changing customer requirements. We expect that we will have to respond quickly to rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards that may render existing products and services obsolete. As a result, our position in existing markets or potential markets could be eroded rapidly by product advances. The life cycles of our products are difficult to estimate. Our growth and future financial performance will depend in part upon our ability to enhance existing applications, develop and introduce new applications that keep pace with technological advances, meet changing customer requirements and respond to competitive products. We expect that our product development efforts will continue to require substantial investments. We may not have sufficient resources to make the necessary investments. Any of these events could have a material adverse effect on our business, quarterly and annual operating results and financial condition.

FAILURE TO PROTECT ITS CRYPTOVUE INTELLECTUAL PROPERTY COULD ADVERSELY AFFECT ITS FUTURE GROWTH AND SUCCESS

The Company's ability to successfully protect its proprietary technology is essential to its success. Although, the Company filed a patent application on its CryptoVue intellectual property on March 17, 2006, there can be no assurance that this patent will be issued. The failure to adequately protect Cryptovue intellectual property could adversely affect the Company's growth and success.

OUR COMPETITORS MAY DEVELOP NON-INFRINGING PRODUCTS OR TECHNOLOGIES THAT ADVERSELY AFFECT OUR FUTURE GROWTH AND REVENUES.

It is possible that our competitors will produce proprietary technologies similar to ours without infringing on our intellectual property rights. We also rely on unpatented proprietary technologies. It is possible that others will independently develop the same or similar technologies or otherwise obtain access to the unpatented technologies upon which we rely for future growth and revenues. Failure to meaningfully protect our trade secrets, know-how or other proprietary information could adversely affect our future growth and revenues.

WE MAY INCUR SIGNIFICANT LITIGATION EXPENSES PROTECTING OUR INTELLECTUAL PROPERTY OR DEFENDING OUR USE OF INTELLECTUAL PROPERTY, WHICH MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR CASH FLOW.

Significant litigation regarding intellectual property exists in our industry. Competitors and other third parties may infringe on our intellectual property rights. Alternatively, competitors may allege that we have infringed on their intellectual property rights, resulting in significant litigation expenses, which would reduce our cash flow. Any claims, even those made by third parties who are without merit, could:

     o be expensive and time consuming to defend, resulting in the diversion of management's attention and resources;

     o require us to cease making, licensing or using products or systems that incorporate the challenged intellectual property; or

     o require us to spend significant time and money to redesign, re-engineer or re-brand our products or systems if feasible.

IF THE WIRELESS BROADBAND MARKET DOES NOT EVOLVE AS WE ANTICIPATE, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

If we fail to properly assess and address the broadband wireless market or if our products and services fail to achieve market acceptance for any reason, our business and quarterly and annual operating results would be materially adversely affected. Since the market for our products is still evolving, it is difficult to assess the competitive environment or the size of the market that may develop. In addition, technologies, customer requirements and industry standards may change rapidly. If we cannot improve or augment our products as rapidly as existing technologies, customer requirements and industry standards evolve, our products or services could become obsolete. The introduction of new or technologically superior products by competitors could also make our products less competitive or obsolete. As a result of any of these factors, our position in existing markets or potential markets could be eroded.

WE MAY NOT BE SUCCESSFUL IN ACQUIRING OTHER EXISTING COMPANIES AND TECHNOLOGIES, WHICH COULD NEGATIVELY AFFECT OUR PRODUCT AND SERVICES OFFERINGS AND SALES.

Our business plan is dependent on acquiring existing companies and technologies that expand our business, augment our market coverage, enhance our technical capabilities, provide us with valuable customer contacts or otherwise offer growth opportunities, and we may not be able to make such acquisitions. These acquisitions are important to ensure that our products, services and technologies are compatible with third-party products and technologies, to enable us to sale or license our products and technologies to potential new customers and into potential new markets, and to enable us to continue to enter into new agreements with our existing customers. There can be no assurance that we will identify the best acquisitions for our business or enter into acquisitions of other companies on acceptable terms or at all. The failure to make strategic acquisitions could have a material adverse effect on our business or financial results. If we cannot make significant strategic acquisitions as our target markets and technology evolve, the sales opportunities for our products and technologies could deteriorate.

FUTURE ACQUISITIONS COULD PROVE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE AND STRAIN OUR RESOURCES.

As part of our business strategy, we intend to seek to acquire companies and technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities, provide us with valuable customer contacts or otherwise offer growth opportunities. If we fail to achieve the anticipated benefits of any acquisitions we complete, our business, operating results, financial condition and prospects may be impaired. Acquisitions and investments involve numerous risks, including:

     o difficulties in integrating operations, technologies, services, accounting and personnel;

     o difficulties in supporting and transitioning customers of our acquired companies to our technology platforms and business processes;

     o diversion of financial and management resources from existing operations;

     o difficulties in obtaining regulatory approval for technologies and products of acquired companies;

     o    potential loss of key employees;

     o if we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted, which dilution could adversely affect the market price of our stock;

     o inability to generate sufficient revenues to offset acquisition or investment costs; and

     o    potential write-offs of acquired assets.

Acquisitions also frequently result in recording of goodwill and other intangible assets, which are subject to potential impairments in the future that could harm our operating results. It is also possible that at some point in the future we may decide to enter new markets, thus subjecting ourselves to new risks associated with those markets.

ITEM 2. PROPERTY.

The Company leases approximately 11,137 square feet of office space consisting of 8,860 square feet at 103 Courageous Drive as its primary operations and 2,277 square feet at 2911 South Shore Blvd. as its primary corporate headquarters office lease space in League City, Texas. The office space lease is with South Shore Harbor Development, Ltd., with initial base rent monthly payments during months 1 - 36 of $8,464, escalating to $9,145 for months 37 - 60. The lease commenced on October 18, 2004, and expires on August 31, 2009.

The Company leases approximately 1,552 square feet of office space at 8521-1 Blanco Road, San Antonio, Texas, for the Wireless Messaging Services Division's initial retail outlet. The office space lease is with Weingarten Realty Investors with initial base rent monthly payments during year one of $1,940, escalating to $1,998 for year 2 and then to $2,056 for year 3. The lease commenced on February 24, 2004, and expires in February 2007.

The Company leases approximately 408 square feet of office space at 100 Taylor Street, San Antonio, Texas, for its Wireless Messaging Services Division. The office space lease is with Taylor Street Ventures LP with initial base rent monthly payments of $547. The lease commenced on June 1, 2002, and expired on May 31, 2005. The Company is in the process of negotiating the terms of a lease extension on similar terms and conditions and continues to incur monthly rent payments of $547.

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

The Company leases approximately 1,552 square feet of office space at 602 West 12th Street, Taylor, Texas, for ERF Enterprise Network Services. The office space lease is with Taylor Independent School District with initial base rent monthly payments during year one of $3,290, escalating to $3,729 for year 2. The lease commenced on November 1, 2005, and expires in December 2007.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES.

MARKET PRICE INFORMATION AND DIVIDEND POLICY

Our common stock has traded on the Nasdaq OTC Electronic Bulletin Board under the symbol ERFW since September 20, 2004. The market for our common stock is limited, sporadic, and highly volatile. The following table sets forth the approximate high and low closing sales prices for our common stock for the last two fiscal years. The quotations reflect inter-dealer prices, without retail markups, markdowns, or commissions and may not represent actual transactions.

                                                            High           Low
                                                            ----           ---
         YEAR 2005
             Quarter ended December 31                     $11.25         $2.49
             Quarter ended September 30                    $11.00         $3.50
             Quarter ended June 30                          $4.00         $3.51
             Quarter ended March 31                         $4.75         $3.85
         YEAR 2004
             Quarter ended December 31                     $11.50         $3.95
             Quarter ended September 30                     $9.00         $1.50
             Quarter ended June 30                          $3.75         $0.90
             Quarter ended March 31                         $7.50         $1.27

STOCKHOLDERS

As of March 31, 2006, we believe there were approximately 336 holders of record of our common stock.

DIVIDENDS

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and do not anticipate declaring or paying any cash dividends on our common stock in the near future.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information, as of December 31, 2005, concerning securities authorized for issuance under the 2004 Non-Qualified Stock Option Plan and other outstanding options, warrants and rights:



                                                                                                             Number of Securities
                                                             Number of Securities                          Remaining Available for
                                                              to be Issued Upon      Weighted Averaged      Future Issuance Under
                                                                 Exercise of         Exercise Price of    Equity Compensation Plans
                                                             Outstanding Options,   Outstanding Options,    (Excluding Securities
                                                              Warrants & Rights       Warrants & Rights    Reflected in Column (a)
                                                                    ( a )                  ( b )                    ( c )
                                                                 -----------            -----------               ---------
Equity  compensation plans approved by security holders:

        None                                                             --                    --                       --

Equity  compensation plans not approved by security holders:

        2004 Non-Qualified Stock Compensation                       177,402             $    4.00                4,822,598
               Plan (1)

        Series A Convertible Preferred Stock grants               1,767,604     (2)     $    0.03                  --
                                                                 -----------            -----------             -----------

               Total                                              1,945,006             $    0.39                4,822,598
                                                                 ===========            ===========             ===========


     (1) Includes 5,000,000 shares available for issuance under the company's 2004 stock option plan, all of which may be issued as stock options, restricted stock or stock bonuses.
     (2) Convertible into 1,767,604 shares of common stock.

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year ended December 31, 2005, we sold the following unregistered securities:

During the twelve months ended December 31, 2005, the Company issued 142,000 shares of its common stock for $190,000 in funds sold during the twelve months ended December 31, 2005, against the Company's Private Placement Memorandum dated January 1, 2005, and updated on June 25, 2005. In addition to the shares of common stock, the investor receives a Class A Warrant and a Class B Warrant for each share of common stock purchased. The Class A Warrant has an exercise price of $5.00 per share and the Class B Warrant has an exercise price of $7.50 per share. Each warrant allows the holder to purchase one share of common stock at the exercise price. The Company is relying upon the following facts in its determination that the issuance of shares under the Stock Purchase Agreement is an exempt transaction under Section 4(2) of the Securities Act for "transactions by an issuer not involving any public offering." There was no general solicitation or general advertising. There was an opportunity for all purchasers to ask questions and receive answers concerning the terms and conditions of the offering. The purchasers were accredited investors and all have such knowledge and experience in financial and business matters as to be capable of evaluating alone the merits and risks of the prospective investment. All certificates for shares contained a Rule 144 legend.

During the twelve months ended December 31, 2005, the Company issued 1,894,000 shares of its Series A Preferred stock for $1,342,000 in funds sold during the twelve months ended December 31, 2005. During the twelve months ended December 31, 2005, the Company issued 2,756,000 shares of its par value common stock against conversion of 147,000 shares of its Series A Preferred Stock. The Series A Preferred Stock is convertible at holder's option at one preferred share for
18.676347 shares Common Stock and has a 2:1 liquidation preference. The holder of Series A Preferred Stock is required to give a 65-day notice of conversion to the company. The Company is relying upon the following facts in its determination that the issuance of shares under the Stock Purchase Agreement is an exempt transaction under Section 4(2) of the Securities Act for "transactions by an issuer not involving any public offering." There was no general solicitation or general advertising. There was an opportunity for all purchasers to ask questions and receive answers concerning the terms and conditions of the offering. The purchasers were accredited investors and all have such knowledge and experience in financial and business matters as to be capable of evaluating alone the merits and risks of the prospective investment. All certificates for shares contained a Rule 144 legend.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the other sections of this annual report on Form 10-KSB, including the financial statements.

BUSINESS STRATEGY

The Company has four operating divisions to provide solutions and services to different segments of the wireless industry. The Company's Enterprise Networks Services Division serves enterprise customers, private entities, cities, unincorporated municipalities and the general public. The Company's Bundled Wireless Services Division provides wireless broadband products and services, including Internet, voice, data, security and video services, and is in the early stages of building or acquiring a seamless wireless broadband network throughout much of North America to serve private entities, cities, municipalities and the general public. The Company's Wireless Messaging Services Division provides wireless broadband system design and implementation, manufactures and supplies high-power infrastructure equipment to the wireless messaging industry and owns and operates a wide-area messaging service (one- and two-way cellular and paging retail). The Company's Network Operation Services Division provides the overall day-to-day operations, maintenance, upgrading, 24/7 monitoring and expansion of all wireless broadband networks that the Company constructs, acquires, maintains and administers. Hereinafter, all references to the Company include the operations and financial condition of the Company and its operating divisions.

The Company's business strategy is to design, construct, secure, maintain and monitor enterprise-class encrypted microwave broadband networks for the regional banking industry. The primary market drivers for these new high-speed networks are attributable to three recent events. The first driver is a change in banking regulations that permits the imaging of checks and other documents as a substitute means of validation, exchange and storage. These new regulations allow banks to eliminate the transfer of paper transit items within the Federal Reserve System but require large amounts of bandwidth to electronically transfer the data. Many financial institutions are finding that their traditional point-to-point wired T1 circuits (1.5 Mbps) are insufficient to meet their new data communication needs.

The second driver is new banking requirements for better disaster recovery plans and fault tolerant communications resulting from the problems the banking industry encountered during the recent hurricane disasters along the Gulf and Atlantic coasts. Financial institutions in those areas experienced unacceptable interruptions as a result of their reliance on traditional telecommunications networks during the recent natural disasters.

The third driver is the Gulf Opportunity (GO) Zone Act of 2005 enacted December 21, 2005, which provides a significant acceleration of cost recovery by allowing businesses in the Gulf Coast areas of Louisiana, Mississippi and Alabama affected by hurricane Katrina to claim a depreciation deduction in the first year the property is used equal to 50 percent of its cost. This bonus depreciation is available to companies of all sizes for their investments in equipment, software and depreciable real property.

The Company's fault-tolerant network solutions for individual banks ("BranchNetTM systems") intend to provide up to 200 Mbps of encrypted microwave data communications bandwidth with satellite failover among a financial institution's branches spread across hundreds of miles (BranchNet).
BranchNet systems address the banking industry demands for secure, fault-tolerant broadband networks, while significantly reducing the cost of the required fault-tolerant bandwidth versus traditional wireline communications options provided by the incumbent telephone carriers.

Over time, the Company also plans to expand its offering to provide wireless broadband product and service solutions to other large vertical markets where high bandwidth and secure communications are needed (such as hospitals, schools, law enforcement, etc.), especially in areas where it can leverage the excess capacity in network infrastructure already constructed and paid for by its bank customers.

The Company has recently acquired several small wireless broadband networks. Over time, the Company anticipates that it will expand by both organic growth and acquisitions in areas where its banking network subsidiary has sold BranchNet networks so that the Company can capitalize on the wireless network infrastructure it constructs for its bank customers. For example, the Company anticipates that it will pursue agreements with its bank customers to use the bank's network backbone to sell wireless broadband services to schools, hospitals, businesses, municipal entities and residential customers in the region covered by that bank's BranchNet network with little or no additional infrastructure cost.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2005, COMPARED TO YEAR ENDED DECEMBER 31, 2004
----------------------------------------------------------------------

The following table sets forth summarized consolidated financial information for the years ended December 31, 2005 and 2004:

CONDENSED FINANCIAL INFORMATION
-------------------------------

                                                            Twelve Months Ended December 31,
                                                  ----------------------------------------------------
                 ($ IN THOUSANDS)                   2005           2004        $ Change      % Change
                                                  -------        -------        -------       -------
Total sales                                       $   643        $   325        $   318            98%
Cost of goods sold                                    382             84            298           355%
                                                  -------        -------        -------       -------
Gross profit                                          261            241             20             8%
                                                  -------        -------        -------       -------
Percent of total sales                                 41%            74%          -34%          -45%
Operating expenses                                  3,364            960          2,404           250%
                                                  -------        -------        -------       -------
Loss from operations                               (3,103)          (719)        (2,384)          332%
Other income/(expense)                               (308)            --           (308)           --
                                                  -------        -------        -------       -------
Net loss                                           (3,411)          (719)        (2,692)          374%
                                                  -------        -------        -------       -------
Unrealized holding gain/(loss)                         --              2             (2)        -100%
                                                  -------        -------        -------       -------
Deemed dividend related to beneficial
     conversion feature of preferred stock         (1,342)          (750)          (592)           79%
                                                  -------        -------        -------       -------
Net loss attritubable to common shareholders      $(4,753)       $(1,467)       $(3,286)          224%
                                                  =======        =======        =======       =======

For the year ended December 31, 2005, the Company's business operations reflected an increase in Wireless Messaging Services, Bundled Wireless Services and Enterprise Network Services. For the year ended December 31, 2005, the Company's consolidated operations generated net sales of $643,000 compared to prior year net sales of $325,000. The increase in net sales is primarily attributable to an increase in product sales of $93,000 and service sales of $201,000 from the banking network business and wireless broadband installation attributable to two major customers. For the year ended December 31, 2005, the Company had a gross profit margin of 41%, compared to a gross profit percentage of 74% for the prior year. The decrease in gross profit percentage is primarily attributable to several factors: (i) a reclassification of rent and maintenance to cost of goods sold of $36,000 related to paging services as compared to prior year rent and maintenance of $32,000 classified in operating expense; (ii) lower margin on product and service sales; and (iii) depreciation expenses of $9,000, primarily associated with the acquisition of Skyvue USA ISP equipment.

The Company's net loss for the year ended December 31, 2005, included approximately $243,000 in depreciation and amortization expenses, $889,000 in non-cash charges, $1,367,000 in employment expenses net of non-cash and $543,000 in professional services net of non-cash charges

OVERVIEW

The Company spent a significant portion of 2005 researching, identifying, negotiating and closing a key acquisition in the enterprise-class wireless broadband space. These efforts culminated in the completion of an Asset Purchase Agreement to purchase assets from Skyvue USA East Central Texas Inc., a Texas corporation ("Skyvue USA"). The formal closing on this transaction occurred in August 2005. The assets are being used to operate an enterprise-class encrypted wireless banking network business.

The Company announced its first contract for designing, constructing, maintaining and monitoring a secure 20-Mbps enterprise class wireless banking network for a Louisiana bank in September 2005, interconnecting 12 locations in 10 cities. This contract was valued at approximately $950,000, including a $688,000 installation contract, together with annual maintenance and monitoring services contract over five years. This project involves point-to-point links in excess of 30 miles with installation of two 190-foot towers, two 120-foot towers, six 96-foot towers, two 65-foot towers and 31 Motorola industrial microwave dish radios. The project also involves installation of 12 of our proprietary CryptoBox encryption devices at the branch locations and at the main operations center of the bank.

Due primarily to permitting and construction delays that resulted from the aftermath of hurricanes Katrina and Rita in southern Louisiana in September 2005, the Company was unable to record any revenues from this project in the fourth quarter of 2005. The Company is now currently working on construction of this banking network in the first quarter of 2006 and expects to complete the project in early second quarter of 2006, accordingly the Company expects to recognize construction revenues totaling approximately $688,000 in the first half of 2006 and approximately $262,000 in maintenance and monitoring ratably over the next five years.

To date, including banking networks constructed prior to the completion of the acquisition, the Company has completed four BranchNet bank networks in three states and is currently constructing this fifth BranchNet network for a bank in Baton Rouge, Louisiana. The Company is focusing its initial marketing efforts at certain Louisiana, Mississippi, Alabama, Texas and Florida banks due to the likelihood of hurricanes and wide-scale disasters in those states as well.

The potential market reach for the Company's products and services for the regional banking vertical market extends nationwide and initially consists of financial institutions between $200 million and $15 billion in assets with at least five branches.

SALES INFORMATION

Set forth below is a table presenting summarized sales information for our business segments for the years ended December 31, 2005 and 2004:

        ($ IN THOUSANDS)                                        Fiscal Year Ended December 31,
        Business Segment            2005        % of Total           2004         % of Total          $ Change          % Change
                               -------------   --------------   --------------   --------------   ---------------    --------------
Wireless Messaging Services     $       416              65%    $         313              96%    $          103               33%
Bundled Wireless Services                60               9%               12               4%                48              400%
Enterprise Network Services             167              26%                -               0%               167
                               -------------   --------------   --------------   --------------   ---------------    --------------
Total sales                    $        643             100%    $         325             100%    $          318               98%
                               =============   ==============   ==============   ==============   ===============    ==============

For the year ended December 31, 2005, net sales increased to $643,000 from $325,000 for the year ended December 31, 2004. The overall increase of 98% was attributable to a $167,000 increase in Enterprise Network Services, increase of $103,000 of Wireless Messaging Services and an increase in Bundled Wireless Services of $48,000. The $167,000 increase in sales of the Enterprise Network Services for the year ended December 31, 2005, was primarily attributable to sales from the Skyvue USA acquisition consisting of product and service sales of enterprise-class encrypted wireless banking network business from a major customer. The increase of $103,000 in Wireless Messaging Services is primarily attributable to wireless broadband system design and implementation from a major customer. The increase of $48,000 in Bundled Wireless Services is primarily attributable to increased customer base through acquisition of ISP subscriber agreements.

COST OF GOODS SOLD

The following tables set forth summarized cost of goods sold information for the years ended December 31, 2005 and 2004:

        ($ IN THOUSANDS)                                    Fiscal Year Ended December 31,
        Business Segment            2005       % of Total        2004         % of Total          $ Change         % Change
                               -------------  ------------  --------------   --------------    --------------    --------------
Wireless Messaging Services     $       200           52%   $          77              92%     $         123              160%
Bundled Wireless Services                37           10%               7               8%                30              429%
Enterprise Network Services             145           38%               -               0%               145
                               -------------  ------------  --------------   --------------    --------------    --------------
Total cost of goods sold       $        382          100%   $          84             100%     $         298              355%
                               =============  ============  ==============   ==============    ==============    ==============

DETAILED COST OF GOODS SOLD

                                                        Year Ended December 31,
                                               ---------------------------------------
               ($ IN THOUSANDS)                       2005                  2004                $ Change            % Change
                                               -----------------     -----------------     -----------------     ---------------

Products and integration service                $           249      $             75      $            174                232%
Rent and maintenance                                         73                                          73
Salary and related costs                                     23                                          23
Depreciation                                                  9                                           9
Other costs                                                  28                     9                    19                211%
                                               -----------------     -----------------     -----------------     ---------------
Total cost of goods sold                        $           382      $             84      $            298                355%
                                               =================     =================     =================     ===============

For the year ended December 31, 2005, cost of goods sold increase by $298,000, or 355%, to $382,000 from $84,000 as compared to the year ended December 31, 2004. The increase of $298,000 in cost of goods sold is primarily attributable to: (i) product and service cost of $174,000 associated with Skyvue USA acquisition of Enterprise Network Services and Wireless Messaging Services due to increase sales from two major customers; and (ii) $73,000 of rent and maintenance cost associated with a reclassification of rent and maintenance to cost of goods sold of $36,000 related to paging services as compared to prior year rent and maintenance of $32,000 classified in operating expense and additionally $37,000 cost associated with maintenance contracts related to banking network.

OPERATIONS EXPENSES

The following table sets forth summarized operating expense information for the years ended December 31, 2005 and 2004:

                                                Year Ended December 31,
                                     -------------------------------------------
          ($ IN THOUSANDS)            2005        2004      $ Change    % Change
                                     ------      ------      ------      ------

Employment expenses                  $1,456      $  546      $  910         167%
Professional services                 1,202          91       1,111        1221%
Rent and maintenance                    188          74         114         154%
Depreciation and amortization           110          12          98         817%
Other general and administrative        408         237         171          72%
                                     ------      ------      ------      ------
Total operating expenses             $3,364      $  960      $2,404         250%
                                     ======      ======      ======      ======

For the year ended December 31, 2005, operating expenses increased by 250% to $3,364,000, as compared to $960,000 for the year ended December 31, 2004. The increases that occurred, as evidenced by the immediately preceding table, are discussed below:

     o A $910,000 increase in employment expense. The increase is primarily attributable to an increase in employee head count to 35 from 14 from a year ago. The increase in employees mostly related to the Skyvue USA acquisition, other smaller wireless company acquisitions and management resources necessary for the Company's anticipated growth.

     o A $1,111,000 increase in professional services. The increase is primarily related to consulting expense of $378,000, accounting expense of $223,000, legal expense of $125,000, investor relations expense of $165,000 and settlement expense of $102,000. The significant rise in professional fees is principally associated with additional resources in the field of consulting, accounting, and legal expenses. Additionally, the Company utilizes certain consulting resources to update the financial reporting systems to appropriately handle the anticipated growth and implement internal controls.

     o A $114,000 increase in rent and maintenance expenses, primarily due to office lease expense for the corporate office and other leases obtained through the Skyvue USA acquisition.

     o A $98,000 increase in depreciation and amortization, due principally to the Skyvue USA acquisition of amortization of intangibles of $70,000.

     o A $171,000 increase in other general and administrative expense. The increase is primarily related to office supplies expense of $58,000, insurance and taxes expense of $29,000, utility expense of $49,000, advertising expense of $17,000 and travel, entertainment expense of $55,000 and offset with a $67,000 decrease in bad debt. The increase in other and general administrative expense primarily attributable to increased cost associated with the Skyvue USA acquisition. A decrease in current years allowance for doubtful accounts was attributable to collection of prior year accounts receivable which were deemed uncollectible in 2004.


OTHER (INCOME) EXPENSE, NET

The increase in other (income) expense is primarily attributable to derivative instruments expense of $151,000. This expense represents the net unrealized (non-cash) charge during the twelve months ended December 31, 2005 in the fair value of our derivative instrument liabilities related to warrants and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately. Additionally interest associated with the new debt increase to $164,000 during the year.

NET LOSS

For the twelve months ended December 31, 2005, our net loss was $3,411,000 compared to a loss of $719,000 for the twelve months ended December 31, 2004. The increase in the loss for the twelve months ended December 31, 2005 as compared to the twelve months ended December 31, 2004, was attributable to the factors discussed immediately above.

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS

For the twelve months ended December 31, 2005, our net loss was $4,753,000 compared to a loss of $1,467,000 for the twelve months ended December 31, 2004. The Company's Net Loss Applicable to common shareholders included deemed dividends on the beneficial conversion of the 1,894,000 shares of Series A Preferred Stock that was limited to the amount of consideration received totaling $1,342,000 in the year ended December 31, 2005.

CASH FLOWS

The Company's operating activities increased net cash used by operating activities to $2,253,000 in the year ended December 31, 2005, compared to net cash used of $678,000 in the year ended December 31, 2004. The increase in net cash used by operating activities was primarily attributable to fund an increase in the company's net operating loss $3,411,000, net of $1,118,000 non-cash charges combined with $40,000 of cash used by fluctuations in working capital requirements consisting of the combination of accounts receivable, inventory, prepaid expenses, derivative liabilities, accounts payable and accrued expenses.

The Company's investing activities used net cash of $373,000 in the year ended December 31, 2005, compared to use of net cash of $36,000 in the year ended December 31, 2004. The increase was due primarily to the purchase of capital assets due to the expansion of the business.

The Company's financing activities provided net cash proceeds of $3,222,000 in the year ended December 31, 2005, compared to $711,000 of cash provided in the year ended December 31, 2004. The cash provided in the twelve months ended December 31, 2005, was primarily associated with the investor advances of $1,342,000, proceeds from convertible debt financing of $1,500,000 and proceeds received from the company's private placement of $190,000 from common stock net of commissions.

LIQUIDITY AND CAPITAL RESOURCES:

At December 31, 2005, the Company's current assets totaled $1,249,000 (including cash and cash equivalents of $602,000). Total current liabilities were $2,625,000, resulting in negative working capital of $1,376,000. The Company has funded operations to date through a combination of utilizing cash on hand, issuing common stock to settle certain current liabilities and raising additional capital through the sale of its securities. Depending on how our funds are deployed, we may need to raise additional capital as early as the second quarter of 2006. Furthermore, we anticipate that we will need additional capital in the future to continue to expand our business operations, which expenditures may include the following:

     o    Acquisitions of one or more companies, networks or other assets

     o Investment in towers, radios, customer premise equipment and other related equipment associated with wireless broadband expansion plans

     o Investment in back office systems and related infrastructure to support the Company's wireless broadband expansion plans

     o Investment in laboratory facilities including test and simulation equipment

     o Investment or licensing of certain intellectual property related to the Company's wireless broadband expansion plans

     o    General working capital purposes

The Company operations for the twelve months ended December 31, 2005, was primarily funded by investor advances of $1,342,000, proceeds from convertible debt financing of $1,500,000 and proceeds received from the Company's private placement of $190,000 from common stock net of commissions.

Subsequent to the fiscal year ended December 31, 2005, the Company completed a two-year unsecured revolving credit facility with certain shareholders providing for a $2 million line of credit to be used for funding general working capital, acquisitions and project financing, including the Enterprise Network Solutions being provided to the regional banking market sector. The terms of the two-year unsecured revolving credit facility will allow us to draw upon the facility as financing requirements dictate and provides for quarterly interest payments at an annual 6% rate. The loan may be prepaid without penalty or repaid at maturity. In the event that ERF Wireless draws down the full $2 million amount available under the Revolving Note dated February 2006 ("Note") on or prior to December 31, 2006, and if ERF Wireless requires additional working capital to pursue its business strategy and operations, Angus Capital Partners agrees to fund on a requested basis an additional $1 million during 2006 under the same terms and conditions as set forth in the Note.

We do not have any significant credit facilities available with financial institutions or other third parties and as such we must rely upon best efforts third-party funding from individual accredited investors. Though we anticipate that we will be successful at raising additional capital through private placements on a best efforts basis, we can provide no assurance that we will be successful in any future best efforts financing efforts. If we are unable to either obtain financing from external sources or generate internal liquidity from anticipated future operations, we may need to curtail acquisition plans and operations.

CONTRACTUAL OBLIGATIONS

The following table sets forth contractual obligations as of December 31, 2005:

                                                                    Payments Due by Period
                                            ------------------------------------------------------------------------------
                                                            Less than 1                                        More than 5
                                              Total            Year           1-3 Years        3-5 Years          Years
                                            ----------      -----------      -----------      -----------      -----------
CONTRACTUAL OBLIGATIONS:
Long-term debt obligations                    $ 1,013         $      -         $    970         $     43         $      -
Operating lease obligations                       514                -              444               70                -
                                            ----------      -----------      -----------      -----------      -----------
TOTAL CONTRACTUAL OBLIGATIONS                 $ 1,527         $      -         $  1,414         $    113         $      -
                                            ==========      ===========      ===========      ===========      ===========

The Company's contractual obligations consist of certain off-balance-sheet obligations for office space operating leases requiring future minimal commitments under non-cancelable leases.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2005, the Company did not have any significant off-balance-sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

GENERAL

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

Certain of our more critical accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, and our observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Different, reasonable estimates could have been used in the current period. Additionally, changes in accounting estimates are reasonably likely to occur from period to period. Both of these factors could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations.

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

CONCENTRATIONS OF CREDIT RISK

Trade accounts receivable are concentrated with companies or entities in the regional banking and Internet services industry. Accordingly, the credit risk associated with the trade accounts receivable will fluctuate with the overall condition of the regional banking and Internet services industries. The primary component of accounts receivable relates to the Company's sales of banking wireless broadband networks and Internet service revenues. As a result, such estimates are based on the Company's historical collection experience and accounts receivable does reflect a general or specific provision for an allowance for doubtful accounts. During all periods presented, credit losses, to the extent identifiable, were within management's overall expectations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued a revision to SFAS 123 (also known as SFAS
123R) that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method. SFAS 123R's effective date would be applicable for awards that are granted, modified, become vested, or settled in cash in interim or annual periods beginning after December 15, 2005. SFAS 123R includes three transition methods: a prospective method, a modified prospective method and a retroactive method. The Company intends to adopt SFAS 123R prospectively commencing in the fourth quarter of the fiscal year ending December 31, 2005. It is expected that the adoption of SFAS 123R will cause the Company to record as expense each quarter a non-cash accounting charge approximating the fair value of such share-based compensation meeting the criteria outlined in the provisions of SFAS 123R.

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

We have adopted FASB Statement 131. FASB statement 131 presents standards for disclosures about segment reporting

INFLATION

The Company's results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on its operations in the future.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
ERF Wireless Inc.
League City, Texas

We have audited the accompanying balance sheets of ERF Wireless, Inc., as of December 31, 2005 and 2004, and the related consolidated statements of Operations and comprehensive loss, shareholders' equity (deficit), and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ERF Wireless, Inc. as of December 31, 2005, and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.


LOPEZ, BLEVINS, BORK & ASSOCIATES, L.L.P.
Houston, Texas
March 1, 2006


                                         ERF WIRELESS, INC.
                                     CONSOLIDATED BALANCE SHEETS
                                          DECEMBER 31, 2005
                                 ($ IN THOUSANDS EXCEPT SHARE DATA)

                                                                          DECEMBER 31,  DECEMBER 31,
                                                                              2005          2004
                                                                            -------       -------

                                              ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                 $   602       $     6
  Securities available for sale                                                  --             7
  Accounts receivable, net                                                       85            --
  Inventories                                                                   139            34
  Prepaid expenses                                                              423             8
                                                                            -------       -------
    TOTAL CURRENT ASSETS                                                      1,249            55
                                                                            -------       -------

PROPERTY AND EQUIPMENT
  Operating equipment                                                           465            91
  Less accumulated depreciation                                                 (63)          (14)
                                                                            -------       -------
    TOTAL PROPERTY AND EQUIPMENT                                                402            77
                                                                            -------       -------

OTHER INTANGIBLE ASSETS, NET                                                    436            --
OTHER ASSETS                                                                      3            --


                                                                            -------       -------
TOTAL ASSETS                                                                $ 2,090       $   132
                                                                            =======       =======

                           LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                                          $   163       $    76
  Accrued expenses                                                              203            24
  Derivative liabilities                                                      1,143            --
  Notes payable and current portion of long-term debt                           809            --
  Deferred revenue                                                              307            12
                                                                            -------       -------
      TOTAL CURRENT LIABILITIES                                               2,625           112
                                                                            -------       -------


  Long-term notes payable                                                       204             2
  Deferred revenue                                                               23            --
                                                                            -------       -------
      TOTAL LONG-TERM  LIABILITIES                                              227             2

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY:
  Preferred stock - $.001 par value
    Authorized  25,000,000 shares
    Issued and outstanding at December 31, 2005 and                               4             2
    December 31, 2004, 4,173,530 and 2,331,241, respectively
  Common stock - $.001 par value
    Authorized 475,000,000 shares
    Issued and outstanding at December 31, 2005, and
    December 31, 2004, 7,645,031 and 4,486,551, respectively                      8             5
  Additional paid in capital                                                  5,491         1,523
  Accumulated deficit                                                        (6,265)       (1,512)
      TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                     (762)           18
                                                                            -------       -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                        $ 2,090       $   132
                                                                            =======       =======

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.





                               ERF WIRELESS, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
              ($ IN THOUSANDS EXCEPT SHARE DATA AND LOSS PER SHARE)


                                                     FOR THE TWELVE MONTHS ENDED
                                                            DECEMBER 31,
                                                      ------------------------
                                                        2005            2004
                                                      -------         -------

NET SALES:
   Products                                           $   110         $    45
   Services                                               518             277
   Other                                                   15               3
                                                      -------         -------
TOTAL SALES                                               643             325
                                                      -------         -------

COSTS OF GOODS SOLD:
   Products and integration services                      249              75
   Rent and maintenance                                    73              --
   Salary and related cost                                 23              --
   Depreciation                                             9              --
   Other cost                                              28               9
                                                      -------         -------
TOTAL COSTS OF GOODS SOLD                                 382              84
                                                      -------         -------
GROSS PROFIT                                              261             241
                                                      -------         -------

OPERATING EXPENSES:
   Selling, general and administrative                  3,254             948
   Depreciation and amortization                          110              12
                                                      -------         -------
TOTAL OPERATING EXPENSES                                3,364             960
                                                      -------         -------

LOSS FROM OPERATIONS                                   (3,103)           (719)
                                                      -------         -------

OTHER INCOME/(EXPENSES):
   Interest income                                          7              --
   Interest (expense)                                    (164)             --
   Derivative income (expense)                           (151)             --
                                                      -------         -------
TOTAL OTHER INCOME (EXPENSE)                             (308)             --
                                                      -------         -------

NET LOSS                                               (3,411)           (719)
                                                      -------         -------

OTHER COMPREHENSIVE LOSS:
   Unrealized holding gain (loss)                          --               2

                                                      -------         -------
TOTAL COMPREHENSIVE LOSS                              (3,411)           (717)
                                                      =======         =======

Deemed dividend related to beneficial
     conversion feature of preferred stock             (1,342)           (750)

                                                      =======         =======
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS            $(4,753)        $(1,467)
                                                      =======         =======

NET LOSS PER COMMON SHARE:
   Basic                                              $ (0.61)        $ (0.38)
   Diluted                                            $ (0.61)        $ (0.38)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.






                                                        ERF WIRELESS, INC.
                                      CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                          FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                                         ($ IN THOUSANDS)

                                                                                                            ACCUMULATED
                                                       COMMON STOCK     PREFERRED STOCK   ADDITIONAL           COMPRE-    TOTAL
                                                     ----------------  -----------------   PAID IN  RETAINED   HENSIVE SHAREHOLDERS'
                                                     SHARES    VALUE   SHARES     VALUE    CAPITAL  EARNINGS   EQUITY     INCOME
                                                     -------  -------  -------   -------   -------   -------   -------   -------

TOTAL SHAREHOLDERS' EQUITY
   AS OF DECEMBER 31, 2003                             1,143  $     1    1,000   $     1   $    --   $   (43)  $    (2)  $   (43)
                                                     -------  -------  -------   -------   -------   -------   -------   -------

Net loss                                                  --       --       --        --        --      (719)        2      (717)

New stock issued to shareholders:
  Results 75:1 reverse split                             192        1       --        --       (12)       --        --       (11)
  Conversion of preferred stock to common stock        3,152        3     (169)                 (3)       --        --        --
  For services, compensation and liabilities              --       --       --        --        39        --        --        39
  For retirement of debt and conversion of convertible    --       --    1,500         1       749        --        --       750
        preferred stock of employment contracts
  Beneficial conversion value - deemed dividend on                                     --      750      (750)       --        --
      preferred stock                                     --       --       --        --        --        --        --        --

TOTAL SHAREHOLDERS' EQUITY                             4,487        5    2,331         2     1,523    (1,512)       --        18
                                                     -------  -------  -------   -------   -------   -------   -------   -------
   AS OF DECEMBER 31, 2004


Net loss                                                  --       --       --        --        --    (3,411)       --    (3,411)

New stock issued to shareholders:
Conversion of preferred stock to common stock          2,756        3     (147)       (3)       --        --        --
For services, compensation and liabilities               260       --       --        --     1,099        --        --     1,099
For retirement of debt and conversion of convertible      --       --    1,990         2     1,340        --        --     1,342
        preferred stock of employment contracts
Beneficial conversion value - deemed dividend on          --       --       --        --     1,342    (1,342)                 --
      preferred stock
Proceeds from sale of common stock, net                  142       --       --        --       190        --        --       190

                                                     -------  -------  -------   -------   -------   -------   -------   -------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)
    AS OF DECEMBER 31,  2005                           7,645  $     8    4,174   $     4   $ 5,491   $(6,265)  $    --   $  (762)
                                                     =======  =======  =======   =======   =======   =======   =======   =======

 SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.





                                         ERF WIRELESS, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                          ($ IN THOUSANDS)


                                                                  FOR THE TWELVE MONTHS ENDED
                                                                   --------------------------
                                                                   DECEMBER 31,  DECEMBER 31,
                                                                       2005          2004
                                                                     -------       -------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                             $(3,411)      $  (718)
                                                                     -------       -------

Adjustments to reconcile net loss to net cash
    used by operating activities:
  Amortization of debt discount                                          124            --
  Depreciation and amortization                                          119            12
  Stock issued for services rendered                                     889            39
  Allowance for doubtful accounts                                        (14)           51
Change in assets and liabilities net of effects from purchase of SkyVue:
   (Increase) in accounts receivable,net                                 (67)          (61)
   (Increase) in inventories                                             (77)          (34)
   (Increase) in prepaid expenses                                       (233)           --
   Increase in derivative liabilities                                    151            --
   Increase in accounts payable                                           87            33
   Increase in accrued expenses                                          179            --
                                                                     -------       -------
      Total Adjustment                                                 1,158            40
                                                                     -------       -------
NET CASH USED BY OPERATING ACTIVITIES                                 (2,253)         (678)
                                                                     -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                    (252)          (36)
  Payment for purchase of Skyvue, net of cash acquired                  (125)           --
  Increase in other assets                                                (3)           --
  Proceeds from the sale of marketable securities                          7            --
                                                                     -------       -------
NET CASH USED BY INVESTING ACTIVITIES                                   (373)          (36)
                                                                     -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from financing agreements                                   1,500            --
  Proceeds from notes payable and long-term debt                          52            --
  Payment of debt obligations                                           (147)         (39)
  Proceeds from deferred revenue                                         285            --
  Proceeds from  investor loans                                        1,342           750
  Proceeds from sale of common stock, net                                190            --
                                                                     -------       -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              3,222           711
                                                                     -------       -------

NET INCREASE/(DECREASE) IN CASH                                          596            (3)
CASH AT THE BEGINNING OF THE PERIOD                                        6             9
                                                                     -------       -------
CASH AT THE END OF THE PERIOD                                        $   602       $     6
                                                                     =======       =======

Supplemental disclosure of cash flow information:
Net cash paid during the year
for:
Interest                                                             $     8       $    --
Income taxes                                                         $    --       $    --

Supplemental non-cash investing activities (See Notes 6 and 15) and changes in shareholders equity


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               ERF WIRELESS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

NATURE OF THE COMPANY

ERF Wireless, Inc. (the Company), provides wireless communications products and services including the Company's core focus of providing enterprise-class wireless broadband services. The Company has formed four operating divisions to provide solutions and services to different segments of the wireless industry. The Company's Enterprise Network Services Division was formed to serve enterprise customers, private entities, cities, unincorporated municipalities and the general public. The Company's Bundled Wireless Services Division was formed to provide wireless broadband products and services, including Internet, voice, data, security and video services, and is in the early stages of building or acquiring a seamless wireless broadband network throughout North America to serve private entities, cities, municipalities and the general public. The Company's Wireless Messaging Services Division provides wireless broadband system design and implementation, manufactures and supplies high-power infrastructure equipment for the wireless messaging industry and owns and operates a wide-area wireless messaging service (one- and two-way cellular and paging retail). The Company's Network Operations Services Division provides the overall day-to-day operations, maintenance, upgrading, 24/7 monitoring and expansion of all wireless broadband networks that the Company constructs, acquires, maintains and administers.

BASIS OF ACCOUNTING

The Company maintains its accounts on the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America. The accompanying financial statements of ERF Wireless, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission
(SEC). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations have been reflected herein.

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

DEFERRED REVENUES

Revenues that are billed in advance of services being completed are deferred until the conclusion of the period of the service for which the advance billing relates. Deferred revenues are included on the balance sheet in current and

                               ERF WIRELESS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS


long-term liabilities until the service is performed and then recognized in the period in which the service is completed. The Company's deferred revenues consist of billings in advance of services being rendered for its wireless broadband, banking network monitoring and maintenance and wireless messaging customers and, accordingly, are deferred and recognized monthly as earned. The Company had deferred revenues of $330,000 and has $12,000 in current and long-term liabilities as of December 31, 2005, and 2004, respectively.

ADVERTISING COSTS

Advertising costs are expensed when incurred. For the years ended December 31, 2005 and 2004, the Company expensed $42,000 and $25,000, respectively.

STOCK-BASED COMPENSATION

In December 2004, FASB issued a revision to SFAS 123 (also known as SFAS 123R) that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method. SFAS 123R's effective date would be applicable for awards that are granted, modified, become vested, or settled in cash in interim or annual periods beginning after December 15, 2005. SFAS 123R includes three transition methods: a prospective method, a modified prospective method and a retroactive method. The Company intends to adopt SFAS 123R prospectively commencing in the fourth quarter of the fiscal year ending December 31, 2005.

DERIVATIVE INSTRUMENTS
----------------------

In connection with the sale of debt or equity instruments, the Company may sell options or warrants to purchase our common stock. In certain circumstances, these options or warrants may be classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments may contain embedded derivative instruments, such as embedded derivative features which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

The Company's derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income in the period in which the changes occur. For options, warrants and bifurcated embedded derivative features that are accounted for as derivative instrument liabilities, the Company estimates fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. The valuation techniques require assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the option. Because of the limited trading history for our common stock, the Company estimates the future volatility of its common stock price based on not only the history of its stock price but also the experience of other entities considered comparable to the Company.

INVENTORIES

Inventories are valued at the lower of cost or market. The cost is determined by using the average cost method. Inventories consist of the following items, in thousands:

                            December 31,     December 31,
                               2005             2004
                            ----------       ----------
Raw material                $     125        $      17
Finished goods                     14               17
                            ----------       ----------
                            $     139        $      34
                            ==========       ==========

                               ERF WIRELESS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS


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

INTANGIBLE ASSETS

Intangible assets are amortized using methods that approximate the benefit provided by the utilization of the assets. The Company continually evaluates the amortization period and carrying basis of intangible assets to determine whether subsequent events and circumstances warrant a revised estimated useful life or reduction in value.

LONG-LIVED ASSETS

We review our long-lived assets, which include intangible assets subject to amortization, for recoverability whenever events or changes in circumstances indicate that the carrying amount of such long-lived asset or group of long-lived assets (collectively referred to as "the asset") may not be recoverable. Such circumstances include, but are not limited to:

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

                               ERF WIRELESS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS


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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and cash equivalents, inventory, accounts receivable and debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

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

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods ended December 2005 and 2004, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2004, the FASB issued a revision to SFAS 123 (also known as SFAS
123R) that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method. SFAS 123R's effective date would be applicable for awards that are granted, modified, become vested, or settled in cash in interim or annual periods beginning after December 15, 2005. SFAS 123R includes three transition methods: a prospective method, a modified prospective method and a retroactive method. The Company intends to adopt SFAS 123R prospectively commencing in the fourth quarter of the fiscal year ending December 31, 2005. It is expected that the adoption of SFAS 123R will cause the Company to record as expense each quarter a non-cash accounting charge approximating the fair value of such share-based compensation meeting the criteria outlined in the provisions of SFAS 123R.

                               ERF WIRELESS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS


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

We have adopted FASB Statement 131. FASB statement 131 presents standards for disclosures about segment reporting

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts Receivable consists of the following (in thousands):

                                      December 31,   December 31,
                                         2005           2004
                                        ------         ------
Accounts receivable                     $  86          $  43
Allowance for doubtful accounts            (1)           (43)
                                        ------         ------
Accounts receivable, net                $  85          $  --
                                        ======         ======

Allowance for doubtful accounts
 percentage of accounts receivable          1%         100%

                               ERF WIRELESS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS


NOTE 3 - PROPERTY AND EQUIPMENT:

Components of property, plant, and equipment, consist of the following items (in thousands):

                                               December 31,        December 31,
                                                  2005                 2004
                                               -----------          -----------
Automobile                                     $       42           $        1
Operating equipment                                   211                   63
Office furniture and equipment                         72                    8
Leasehold improvements                                 17                   15
Computer equipment                                     85                    4
Land                                                   38                    -
                                               -----------          -----------
Total property, plant and equipment                   465                   91
Less accumulated depreciation                         (63)                 (14)
                                               -----------          -----------
Net property, plant and equipment              $      402           $       77
                                               ===========          ===========


Depreciation expense was approximately $49,000 and $12,000 for the twelve months ended December 31, 2005 and 2004, respectively.

NOTE 4 - OTHER INTANGIBLES

Other intangible assets consist of the following (in thousands):

                                                           December 31, 2005
                          Weighted       -------------------------------------------------------
                           Average           Gross                                       Net
                         Useful Life       Carrying            Accumulated            Carrying
                          (in years)        Amount             Amortization            Amount
                         -----------------------------------------------------------------------
Customer relationships        3.0        $        261          $        36           $      225
Workforce in place            3.0                 125                   17                  108
Non-compete agreement         3.0                 100                   14                   86
Developed technology          3.0                  20                    3                   17
                                         -------------         ------------          -----------
                                         $        506          $        70           $      436
                                         =============         ============          ===========

Intangible assets are amortized using methods that approximate the benefit provided by the utilization of the assets. Customer relationships, workforce in place, non-compete agreements and developed technology is amortized on a straight-line basis. We continually evaluate the amortization period and carrying basis of intangible assets to determine whether subsequent events and circumstances warrant a revised estimated useful life or reduction in value.

Total amortization of intangibles was $70,000 for the twelve months ended December 31, 2005. The estimated amortization expense for the three years will be $169,000 for years 2006 and 2007 and $99,000 in 2008.

NOTE 5 - DEBT CONVERSION

To date the Company has been funded by various Investors under the terms of a Debt Conversion and Funding Agreement dated September 30, 2004, an Addendum to Debt Conversion and Funding Agreement dated December 31, 2004, and a Second Addendum to Debt Conversion and Funding Agreement dated July 1, 2005. During the twelve months ended December 31, 2005, the Company was obligated to issue 1,894,000 shares of its Series A Preferred Stock for the conversion of $1,342,000 in debt owed to these same Investors. The $1,342,000 of cash was received during the twelve months ended December 31, 2005, and recorded as debt when initially received and then converted to Series A Preferred Stock at the respective quarters ending March 31, 2005; June 30, 2005; September 30, 2005; and December 31, 2005. The advances are unsecured, bear no interest and are classified as long-term investor advances until such time as they are converted into equity pursuant to the Debt Conversion and Funding Agreements. The Company recorded a deemed dividend on the beneficial conversion of the 1, 894,000 shares of Series A Preferred Stock that was limited to the amount of consideration received totaling $1,342,000 in the twelve months ended December 31, 2005.

                               ERF WIRELESS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS


The Company was obligated to issue one share of Series A Convertible Preferred Stock for every Fifty Cents ($0.50) in claims converted. The terms of the agreement did not change in the addendum to Debt Conversion and Funding Agreement with the exception of the incremental funding provision providing for an incremental $750,000 in funding through the period ending December 31, 2005. The Company was obligated to issue one share of Series A Convertible Preferred Stock for every One Dollar and Fifty Cents ($1.50) in claims converted under the Second Addendum to Debt Conversion and Funding Agreement. The Company had $158,767 remaining available against the Second Addendum to Debt Conversion and Funding Agreement at December 31, 2005.

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

COMMON STOCK

As of December 31, 2005, the Company had 7,645,031 shares of its $.001 par value common stock issued and outstanding.

During the twelve months ended December 31, 2005, the Company issued 260,000 shares of common stock for services rendered against consulting agreements valued at $557,000, settlement expense of $102,000, other services of $156,000 and $284,000 for prepayment of future services. At September 30, 2005, $210,000 remains in prepaid expenses. The Company valued the 260,000 shares at the closing market price on the date of issuance of such shares.

PREFERRED STOCK

The Company has 5,000,000 shares of Series A Preferred Stock authorized of which 4,173,530 shares were issued and outstanding as of December 31, 2005. The Series A Preferred Stock is convertible at holder's option at one preferred share for
18.676347 shares Common Stock and has a 2:1 liquidation preference. The holder of Series A Preferred Stock is required to give a 65-day notice of conversion to the company. With respect to the Series A Preferred Stock outstanding at December 31, 2005, the Company would be required to issue 77,946,295 shares of its Common Stock if all of the holders fully converted. However, during the 4th quarter 2005, all of the Series A holders entered into a Series A Conversion Restriction Agreement whereby all Series A holders, as a group, are prohibited from converting more than 5% of the total outstanding (as of September 30, 2005) Series A holdings in any one calendar quarter. Additionally, the Company had $158,767 of funding remaining against the Second Addendum to Debt Conversion and Funding Agreement dated July 1, 2005, providing for the issuance of 500,000 shares of Series A for the conversion of $750,000 in debt. If the Company borrowed the remaining $158,767, it would be required to issue 1,976,792 shares of Common Stock.

WARRANTS

The Company had warrants outstanding to purchase 1,553,339 shares as of December 31, 2005.

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

Warrants for 141,670 shares of common stock at $5.00 per share and warrants for 141,670 shares at $7.50 per share were issued by the Company during the second and 4th quarter of 2005. Specifically, the Company sold 141,670 shares of Common Stock for $212,500 to accredited investors pursuant to the exemption provided by Regulation D of the Securities Act and issued such warrants to purchase 141,670 shares of Common Stock at $5.00 per share and 141,670 shares of common stock at $7.50 per share expiring August 2007. The Company attributed no value to these warrants in the second and 4th quarter of 2005 in which they were issued.

                               ERF WIRELESS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS


Warrants for 389,999 at $3.57 per share were issued by the Company in September 2005 and November 2005. Specifically, the Company issued convertible notes for $1,500,000 to accredited investors pursuant to the exemption provided by Regulation D of the Securities Act and issued such warrants to purchase 389,999 shares of Common Stock at $3.57 per share, subject to adjustment upon issuance of shares or warrants below market, expiring September 2010. See Note 10 for valuation and marked-to-market activity.

The following table summarizes options/warrants that are issued, outstanding and exercisable.

                                                     Options/Warrants
                                                   Issued & Outstanding                        Options/Warrants Exercisable
                                          ---------------------------------------        ---------------------------------------
                                            December 31,            December 31,            December 31,          December 31,
  Exercise Price      Expiration Date           2005                    2004                    2005                   2004
------------------    -----------------   ----------------        ---------------        -----------------       ---------------
0.20                        Dec-07                880,000                880,000                  880,000               880,000
5.00                        Aug-07                141,670                      -                  141,670                     -
7.50                        Aug-07                141,670                      -                  141,670                     -
3.57                        Sep-10                389,999                      -                  389,999                     -
                                          ----------------        ---------------        -----------------       ---------------
                                                1,553,339                880,000                1,553,339               880,000
                                          ================        ===============        =================       ===============

NOTE 7 - INCOME TAXES

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Implementation of SFAS 109 did not have a material cumulative effect on prior periods nor did it result in a change to the current year's provision.

The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

                                    December 31, 2005     December 31, 2004
                                    -----------------     -----------------

U. S. Federal statutory tax rate             34%                   34%
U.S. valuation difference                   -34%                  -34%
Effective U. S. tax rate                      -                     -
Foreign tax valuation                         -                     -
Effective tax rate                            -                     -


Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. Federal income tax of 34% to pretax income from continuing operations as a result of the following (in thousands):

                                    December 31, 2005       December 31, 2004
                                    ------------------      -------------------
Computed expected tax benefit       $          (1,160)      $             (240)
Increase in valuation allowance                 1,160                      240
                                    ------------------      -------------------
Income tax expense                  $             -         $                -
                                    ==================      ===================


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005, and December 31, 2004, are presented below (in thousands) and include the balances of the merged Fleetclean Systems, Inc.

                                     December 31, 2005        December 31, 2004
                                     -----------------        -----------------
Deferred tax assets:
  Net operating loss carry forwards  $      (1,420)           $         (260)
  Less valuation allowance                   1,420                       260
                                     --------------           ---------------
Net deferred tax assets              $           -            $            -
                                     ==============           ===============

                               ERF WIRELESS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS


The valuation allowance for deferred tax assets as of December 31, 2005 and, 2004, was $1,420,000 and $260,000, respectively. As of December 31, 2005, the Company has a net operating loss carry-forward of $5,522,000, which is available to offset future federal taxable income, if any, with expiration beginning 2012 and ending 2024.

NOTE 8 - EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amount):

                                                  December 31,   December 31,
  (IN THOUSANDS, EXCEPT SHARE AMOUNTS)                2005           2004
                                                   ---------       -------

Net loss, as reported                              $  (3,411)      $  (719)

  Add: Stock-based employee compensation
  included in reported net earnings/(loss),
  net of related tax effects                                            --

  Less: Stock-based employee
  compensation expense determined under
  fair-value based method for all awards, net
  of related tax effects                                                --
                                                   ---------       -------
Pro forma net earnings/(loss)                      $  (3,411)      $  (719)
                                                   =========       =======
Net loss per share:
  As reported                                      $   (0.61)      $ (0.38)
  Pro forma                                        $   (0.61)      $ (0.38)

Diluted net loss per share:
  As reported                                      $   (0.61)      $ (0.38)
  Pro forma                                        $   (0.61)      $ (0.38)

NOTE 9 - MAJOR CUSTOMERS

The Company had gross sales of $643,000 and $325,000 for the twelve months ended December 31, 2005 and 2004, respectively. The Company had two customers that represented approximately 11% and 27% of the gross sales in the twelve months ended December 31, 2005.

NOTE 10 - LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                    Terms                     Maturity Date  Interest Rate       Balance
                                      ------------------------------------    -------------  ---------------     -------
First National Bank in Cameron        $377 / Month including interest         March-07            7.00%          $     6
Taylor Economic Development Corp.     $1,119 / Month including interest       June-07             7.00%               19
Insurance company                     $1,753 / Month including interest       August-06           8.35%               35
SkyVue USA East Central Texas, Inc    $40,000 / Quarterly plus interest       February-08         6.00%              348
Investor notes                         2 years (See below)                    Demand              6.00%              605
                                                                                                                 -------
Total debt                                                                                                         1,013
Less current maturities                                                                                              809
                                                                                                                 -------
Long-term debt                                                                                                   $   204
                                                                                                                 =======

The current maturities of these debts are $809,000, $161,000 and $43,000 for 2006, 2007 and 2008, respectively.

INVESTOR NOTES

0n September 13, 2005, the Company closed a financing arrangement with Global Capital Funding L.P. ("Global"), GCA Strategic Investment Fund Limited ("GCASIF"), HIPL Family Trust ("HIPL"), and DP Securities Inc. ("DPS") ("Global," "GCASIF," HIPL" and "DPS," collectively, the "Investors") in which it

                               ERF WIRELESS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS


issued to: (i) Global a convertible secured note in the principal amount of $1,285,000 ("Global Note") and a common stock purchase warrant (the "Global Warrant") to purchase 300,000 shares of Company common stock; (ii) GCASIF a convertible secured note in the principal amount of $50,000 (the "GCASIF Note") and a common stock purchase warrant (the "GCASIF Warrant") to purchase up to 13,953 shares of the Company common stock; and (iii) HIPL a convertible secured note in the principal amount of $75,000 (the HIPL Note") and common stock purchase warrant (the "HIPL warrant") to purchase up to 20,930 shares of the common stock; and (iv) DPS a convertible secured note in the principal amount of $90,000 (the "DPS Note") and a common stock purchase warrant (the "DPS Warrant") to purchase up to 55,116 shares of common stock. The Global Note, GCASIF Note, HIPL Note and DPS Note, collectively, "Investor Notes" and the Global Warrant, GCASIF Warrant, and DPS Warrant, collectively, "Investor Warrants".

The Investor Notes accrue interest at a rate per annum equal to six percent and are secured by substantially all of the Company's assets. The Investor Notes are convertible into shares of the Company common stock at a conversion price equal to the lesser of (i) $3.50 or (ii) 85% of the average of the three lowest VWAPs, as reported by Bloomberg, during the ten trading days immediately preceding the date of the related notice of conversion; provided further, however, that, until six months following the effective date of the registration statement in no event will the conversion price be lower than the lesser of (y) $1.50 or (z) 50% of the VWAP, as reported by Bloomberg, on January 13th 2006, the effective date of the registration statement. Upon expiration of such six-month period or upon occurrence of an event of default which is not cured, the foregoing floor calculation shall no longer be effective. The Company has registered the resale of the shares of the Company common stock underlying the Investor Notes and the shares issuable upon exercise of the Investor Warrants.

The Company has the ability to prepay in company common stock amounts owed under these Investors Notes for a price equal to the greater of: (i) the outstanding principal amount of the Investor Note, plus all accrued but unpaid interest, including default interest, if any; and (ii) (x) the number of shares of common stock into which the Investor Note, including all accrued but unpaid interest and default interest, if any, is then convertible, times (y) the average VWAP of the common stock for the five trading days immediately prior to the date that the Investor Note is called for prepayment. The Company has the right to prepay the notes in cash at 102% of the outstanding principal and interest in the first year or 101% of the outstanding principal and interest in the second year. The associated Investor Warrants are exercisable by the Investors for five years at $3.57 per share, subject to adjustment upon issuance of shares or warrants below market, of Company common stock.

The Investor Notes were determined to include free standing warrants and various embedded derivative liabilities. The derivative liabilities are the conversion feature and the redemption option (compound embedded derivative liability). At the date of issuance (September 06, 2005, and November 21, 2005) the Investor Notes, warrant liabilities and compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the income statement. The Company uses the effective interest method to record interest expense and related debt accretion which was $96,631 for the year ending December 31, 2005, and will be $458,229 and $437,123 for years ending December 31, 2006 and 2007, respectively.

The following table summarizes the convertible debt activity for the period September 06, 2005, to December 31, 2005:

                                                                               Compound Derivative
          Description                  Investor Notes   Warrant Liabilities         Liability                 Total
                                       --------------   --------------------   --------------------    -----------------
Fair value issuance at inception             508,017                470,702                521,281            1,500,000
09-06 to 09-30 fair value                     18,373              2,389,132              1,012,547            3,420,052
10-01 to 12-31 fair value                     78,258             (2,160,313)            (1,090,630)          (3,172,685)
                                       --------------   --------------------   --------------------    -----------------
Fair value at December 31, 2005              604,648                699,521                443,198            1,747,367
                                       ==============   ====================   ====================    =================


For the year ended December 31, 2005, the Company recorded a net derivative expense of $151,000 and convertible debt interest expense of $128,000

ERF Wireless, Inc., also incurred deferred financing costs of $178,500 in connection with the closing of the financing arrangement. The costs shall be recognized over the life of the Investor Notes, or 24 months, by using the straight line method. For the year ended December 31, 2005, the Company recorded deferred financing cost in interest expense of $28,000.

                               ERF WIRELESS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS


The following assumptions were used in the fair value determination of warrants liabilities at December 31, 2005:

                                   9/6/2005         9/30/2005        12/31/2005
                               ------------------------------------------------
     Assumptions                    Warrants          Warrants         Warrants
---------------------------    ------------------------------------------------
Dividend yield                        0.00%              0.00%           0.00%
Risk-free rate for term               3.89%              4.18%           4.35%
Volatility                           31.00%             31.00%          76.00%
Maturity Date                       5 years         4.93 years      4.68 years


A Black-Scholes methodology was used to value the warrants using a weighted average exercise price.

SKYVUE NOTES

On August 12, 2005, the Company issued two notes to SkyvueUSA East Central Texas, Inc., totaling $475,000 that bear interest at 6% and are secured by all of the capital stock issued and outstanding of ERF Enterprise Network Services, Inc., subsidiary. The initial payment was $115,000, with nine subsequent quarterly payments of $40,000 plus interest. At December 31, 2005, the balance of the note was $348,280.

NOTE 11 - BUSINESS ACQUISITION

On August 8, 2005, the Company entered into an Asset Purchase Agreement to purchase assets from Skyvue USA East Central Texas, Inc., a Texas corporation ("Skyvue USA"). The formal closing on this transaction occurred on August 12, 2005. The assets will be used to operate an enterprise-class encrypted wireless banking network business. ERFW paid Skyvue USA $600,000 in consideration, assumed $27,000 in liabilities, plus is obligated for earn-out payments based upon a multiple of Adjusted EBITDA of the assets contributed to ERFW's newly created wholly owned subsidiary, ERF Enterprise Network Services, Inc., a Texas corporation.

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

                      Current assets                                     $    32
                      Property and equipment                                  89
                      Intangible assets                                      506
                                                                          ------
                      Total assets acquired                                  627

                      Current liabilities                                     18
                      Non-current liabilities                                  9
                                                                         -------
                      Total liabilities assumed                               27
                                                                         -------
                      Net assets acquired                                $   600
                                                                         =======

Additionally, the Company has determined the allocated value of the various elements of intangible assets acquired from the acquisition of SkyvueUSA. The following table summarizes the allocated value of the intangibles acquired:

                               ERF WIRELESS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS


Customer relationships             3.0                $        261
Workforce in place                 3.0                         125
Non-compete agreement              3.0                         100
Developed technology               3.0                          20
                                                      -------------
                                                      $        506
                                                      =============

The amortization period for the intangible assets is three years or $169,000 per year. The results of operations from date of acquisition are included in December 31, 2005, financial statements.

INTRODUCTION TO UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS

The following unaudited pro forma combined financial statements are based on the historical financial statements of ERF Wireless, Inc. and Skyvue USA East Central Texas, Inc. (Skyvue) after giving effect to our acquisition of Skyvue and the borrowings under the amended credit facility to finance the acquisition as described in the accompanying notes to the unaudited pro forma combined financial statements.

The accompanying unaudited pro forma combined statements of operations for the year ended December 31, 2005 and 2004, are presented as if the acquisition of Skyvue had occurred on January 1, 2004. All material adjustments to reflect the acquisition and the repayment of the borrowings under the amended credit facility are set forth in the column "Pro Forma Adjustments."

The pro forma data is for informational purposes only and may not necessarily reflect future results of operations or financial position or what the results of operations or financial position would have been had ERF Wireless, Inc. and Skyvue been operating as combined entities for the periods presented

                                       PRO FORMA COMBINED STATEMENT OF OPERATIONS
                                                   ERF WIRELESS, INC.
                                          FOR THE YEAR ENDED DECEMBER 31, 2005
                                       (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                                      (UNAUDITED)

                                                                                                             ADJUSTED
                                                  ERF WIRELESS       SKYVUE USA        PRO FORMA             PRO FORMA
                                                  (REGISTRANT)        (TARGET)        ADJUSTMENTS   NOTES     BALANCE
                                                    -------           -------           -------     -----     -------
Revenues                                            $   643           $   136           $    --               $   779

Cost of goods sold                                      382                89                (2)      G           469
                                                    -------           -------           -------               -------

Gross profit                                            261                47                 2                   310
                                                    -------           -------           -------               -------
Operating expenses:
    Selling, general and administrative               3,254               131                --                 3,385
    Depreciation and amortization                       110                --                85       H           195
                                                    -------           -------           -------               -------

Total operating expense                               3,364               131                85                 3,580
                                                    -------           -------           -------               -------
Loss from operations                                 (3,103)              (84)              (83)               (3,270)
Other income/ (expense)                                (308)              (13)                9       I          (312)
                                                    -------           -------           -------               -------
Net loss                                            $(3,411)          $   (97)          $   (74)              $(3,582)
                                                    -------           -------           -------               -------
Deemed dividend related to beneficial
     conversion feature of preferred stock           (1,342)               --                --                (1,342)

                                                    -------           -------           -------               -------
Net loss applicable to common shareholders          $(4,753)          $   (97)          $   (74)              $(4,924)
                                                    =======           =======           =======               =======
Net loss per common share:
   Basic                                            $ (0.61)                            $    --               $ (0.64)
                                                    -------           -------           -------               -------
   Diluted                                          $ (0.61)                            $    --               $ (0.64)
                                                    =======           =======           =======               =======

SEE NOTES TO UNAUDITED PRO FORMA COMBINED FINANCIAL STATEMENTS

NOTES TO PRO FORMA COMBINED STATEMENT OF OPERATIONS FOR YEAR ENDED DECEMBER 31,
2005

G. Cost of goods sold - Reduced by adjusting related Skyvue depreciation expenses to reflect the fair market value of the acquired assets.

H. Selling, general and administrative - Increased by $85K related to the amortization of intangible assets from the current acquisition.

I. Interest expense - eliminate interest for debt not acquired by ERF Wireless
Inc.




                               ERF WIRELESS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS


                                                   ERF WIRELESS, INC
                                       PRO FORMA COMBINED STATEMENT OF OPERATIONS
                                          FOR THE YEAR ENDED DECEMBER 31, 2004
                                       (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                                      (UNAUDITED)

                                                                                                              ADJUSTED
                                                  ERF WIRELESS       SKYVUE USA        PRO FORMA             PRO FORMA
                                                  (REGISTRANT)        (TARGET)        ADJUSTMENTS   NOTES     BALANCE
                                                    -------           -------           -------     -----     -------
Revenues                                            $   325           $   510           $    --               $   835

Cost of goods sold                                       84               333                --                   417
                                                    -------           -------           -------               -------

Gross profit                                            241               177                --                   418
                                                    -------           -------           -------               -------
Operating expenses:                                      --
    Selling, general and administrative                 948               289                                   1,237
    Depreciation and amortization                        12                --               169                   181
                                                    -------           -------           -------               -------

Total operating expense                                 960               289               169                 1,418
                                                    -------           -------           -------               -------

Loss from operations                                   (719)             (112)             (169)               (1,000)
Interest and other expense                                                (31)               27       J            (4)
                                                    -------           -------           -------               -------
Net loss                                            $  (719)          $  (143)          $  (142)              $(1,004)
                                                    -------           -------           -------               -------
Other comprehensive income:
   Unrealized holding gain                                2                --                --       K             2
                                                    -------           -------           -------               -------
Total other comprehensive loss                      $  (717)          $  (143)          $  (142)              $(1,002)
                                                    =======           =======           =======               =======

Deemed dividend related to beneficial
     conversion feature of preferred stock             (750)               --                --                  (750)
                                                    -------           -------           -------               -------
Net loss applicable to common shareholders          $(1,467)          $  (143)          $  (142)              $(1,752)
                                                    =======           =======           =======               =======

Net loss per common share:
   Basic                                            $ (0.78)          $    --           $    --               $ (0.93)
                                                    -------           -------           -------               -------
   Diluted                                          $ (0.78)          $    --           $    --               $ (0.93)
                                                    =======           =======           =======               =======

SEE NOTES TO UNAUDITED PRO FORMA COMBINED FINANCIAL STATEMENTS

NOTES TO PRO FORMA COMBINED STATEMENT OF OPERATIONS FOR YEAR ENDED DECEMBER 31, 2004

J. Selling, general and administrative - increased by $169K related to the amortization of intangible assets from the Skyvue acquisition.

K. Interest expense - eliminate interest for debt and not acquired by ERF
Wireless Inc.


                               ERF WIRELESS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS


NOTE 12 - COMMITMENTS AND CONTINGENT LIABILITIES

LEASES AND LICENSE AGREEMENTS

For the twelve months ended December 31, 2005, and December 31, 2004, rental expenses of approximately $204,000 and $70,000, respectively, were incurred. The Company accounts for rent expense under leases that provide for escalating rentals over the related lease term on a straight-line method.

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

The Company leases approximately 1,552 square feet of office space at 8521-1 Blanco Road, San Antonio, Texas, for its Wireless Messaging Services Division's initial retail outlet. The office space lease is with Weingarten Realty Investors with initial base rent monthly payments during year one of $1,940, escalating to $1,998 for year 2 and then to $2,056 for year 3. The lease commenced on February 24, 2004, and expires in February 2007.

The Company leases approximately 408 square feet of office space at 100 Taylor Street, San Antonio, Texas, for its Wireless Messaging Services Division The office space lease is with Taylor Street Ventures LP with initial base rent monthly payments of $547. The lease commenced on June 1, 2002, and expired on May 31, 2005. The Company is in the process of negotiating the terms of a lease extension on similar terms and conditions and continues to incur monthly rent payments of $547.

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

The Company leases approximately 1,552 square feet of office space at 602 West 12th Street, Taylor, Texas, for ERF Enterprise Network Services. The office space lease is with Taylor Independent School District with initial base rent monthly payments during year one of $3,290, escalating to $3,729 for year 2. The lease commenced on November 01, 2005, and expires in December 2007.

Future obligations under the non-cancelable lease terms are as follows:

                 Period Ending December 31,        Amount
               ----------------------------   ---------------
                          2006                       185,468
                          2007                       153,907
                          2008                       104,844
                          2009                        69,896
                                              ---------------
                          Total                 $    514,115
                                              ===============


EMPLOYMENT AGREEMENTS

R. GREG SMITH

On August 1, 2004, we entered into an Executive Employment Agreement with R. Greg Smith, our CEO and CFO. Mr. Smith is paid a base salary of $180,000 per year and is eligible to receive a bonus equal to 1% of the revenues for the most recent twelve-month period of each acquisition made by the Company during his

                               ERF WIRELESS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS


employment period. Mr. Smith received 63,828 shares of our Series A Convertible Preferred Stock par value $0.01 per share, as consideration for a sign-on bonus at a price of $0.50 per share for total consideration of $31,913.50. The preferred stock is convertible at holder's option at one preferred share for
18.676347 shares common stock and has a 2:1 liquidation preference and each preferred share has 20 votes. Mr. Smith is also entitled to receive up to 1,000,000 stock options under the Company's 2004 Non-Qualified Stock Option Plan for attainment of certain future cumulative revenue milestone achievements. These options, if any are earned, will have an exercise price of the lowest five-day average closing price existing for the Company's common stock during the twelve-month period immediately preceding the date of the vesting event. Mr. Smith is subject to a lock-up agreement which prohibits Mr. Smith from selling shares until August 1, 2006, unless agreed to by the Company in writing.

JOHN ADRIAN BURNS

On August 12, 2005, we entered into an executive employment agreement with John Adrian Burns as Chief Executive Officer and Chairman of ERF Enterprise Network Services, Inc. ("ENS"). Mr. Burns is paid $180,000 per year and other normal benefits available to all company employees. Additionally, Mr. Burns is eligible to receive non-qualified non-transferable stock options based on the future financial performance of ENS. These future financial performance targets are deemed the vesting events. The options are priced at $3.72 and when attained can be converted on a cashless basis into ERF Wireless, Inc. (Parent), common stock. The common shares received have piggyback registration rights and expire on the close of business of July 30, 2008. The vesting events and related incentive options are as follows:

     o    50,000 options qualify when the annual revenue of ENS exceeds
          $3,000,000;
          75,000 options qualify when the annual revenue of ENS exceeds $6,000,000;
          100,000 options qualify when the annual revenue of ENS exceeds $12,000,000, and
          125,000 options qualify when the annual revenue of ENS exceeds $20,000,000.

     o 50,000 options qualify when the adjusted annual EBIDTA of ENS exceeds $500,000;
          75,000 options qualify when the adjusted annual EBIDTA of ENS exceeds $1,000,000;
          100,000 options qualify when the adjusted annual EBIDTA of ENS exceeds $2,000,000; and
          125,000 options qualify when the adjusted annual EBIDTA of ENS exceeds $3,000,000

     o 50,000 options qualify when the adjusted annual EBIDTA of the Parent exceeds $1.00;
          75,000 options qualify when the adjusted annual EBIDTA of the Parent exceeds $500,000;
          100,000 options qualify when the adjusted annual EBIDTA of the Parent exceeds $1,000,000; and 1
          25,000 options qualify when the adjusted annual EBIDTA of the Parent exceeds $5,000,000

JOHN ARLEY BURNS

On August 12, 2005, we entered into an executive employment agreement with John Arley Burns as President of ENS). Mr. Burns is paid $150,000 per year and other normal benefits available to all company employees. Additionally, Mr. Burns is eligible to receive non-qualified non-transferable stock options based on the future financial performance of ENS.

These future financial performance targets are deemed the vesting events. The options are priced at $3.72 and when attained can be converted on a cashless basis into ERF Wireless, Inc. (Parent), common stock. The common shares received have piggyback registration rights and expire on the close of business of July 30, 2008. The vesting events and related incentive options are as follows:

     o    35,000 options qualify when the annual revenue of ENS exceeds
          $3,000,000;
          50,000 options qualify when the annual revenue of the ENS exceeds $6,000,000;
          75,000 options qualify when the annual revenue of ENS exceeds $12,000,000; and
          100,000 options qualify when the annual revenue of ENS exceeds $20,000,000

     o 35,000 options qualify when the adjusted annual EBIDTA of ENS exceeds $500,000;
          50,000 options qualify when the adjusted annual EBIDTA of ENS exceeds $1,000,000;
          75,000 options qualify when the adjusted annual EBIDTA of ENS exceeds $2,000,000; and
          100,000 options qualify when the adjusted annual EBIDTA of ENS exceeds $3,000,000

                               ERF WIRELESS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS


No vesting events have occurred through December 31, 2005, and the attainment of the future performance events are not deemed probable at this time.

BRIAN CUBLEY

In August 2004, the Company entered into an employment agreement with Brian Cubley. Pursuant to the employment agreement Brian Cubley is to receive $80,000 until October 15, 2005, and $90,000 per year thereafter. Mr. Cubley also received 31,914 shares of Series A Preferred Stock at $0.50 per share. Mr. Cubley is also eligible to receive non-qualified non-transferable stock options to purchase up to 500,000 shares of the Company's common stock based upon the attainment of certain performance based milestones at 115% of the lowest five day average closing price for the Company previous year. Lastly, Mr. Cubley is entitled to a bonus for each calendar year in which the Company's Messaging Services Division is profitable equal to 5% of the revenues of the Messaging Services Division.


NOTE 13 - RELATED PARTY

In December 2005, the holders of record of the Series A Preferred Stock, including the named trusts set forth in Item 12 and Greg Smith, entered into a Series A Preferred Conversion Restriction Agreement, in which each agreed to restrict the number of shares of Series A Preferred Stock that they converted into common stock each calendar quarter to the lesser of (i) 5% all of their respective shares of the Company's Series A Preferred Stock or (ii) 1% of the common stock then outstanding of record on the first day of each calendar quarter. In consideration for the execution of the Series A Preferred Conversion Restriction Agreement, the Company granted the holders the right of first refusal to participate in any sale of the Series A Preferred Stock between January 1, 2006 and December 31, 2006.

In March 2005, the Company entered into a one-year professional services agreement with Synchton Incorporated for financial and business support services. The agreement requires Synchton to provide one or more consultants for a total of 100 hours per month. The Company is obligated to pay Synchton $12,000 per month in cash or free trading stock. The Company at its discretion may issue up to 50% of the monthly fee in stock at the market price on the date of issuance; provided that if Synchton sells the stock within 30 days of issuance the Company is obligated to pay Synchton any shortfall between the difference in the market price on the issuance date and the market price on the sale date. Synchton's President is Scott A. Cubley. During the year ended December 31, 2005, total fees incurred by the Company under the agreement were $120,000.

Under various financing agreements, the Company received advances from related family trusts that totaled $1,142,000 in 2005 and $750,000 in 2004. The company repaid these advances through the issuance of 1,761,000 shares in convertible preferred stock in 2005 and 1,500,000 in convertible preferred stock in 2004. Frances Cubley, the mother of H. Dean Cubley, holds the investment and voting power over certain of these family related trusts while Scott Cubley and Brian Cubley, the adult sons of H. Dean Cubley, have the investment and voting power over other of the remaining family trusts.

NOTE 14 - INDUSTRY SEGMENTS

This summary reflects the Company's current segments, as described below.

BUNDLED WIRELESS SERVICES DIVISION (BWS)

BWS provides wireless broadband products and services to commercial and individual customers throughout the wireless industry. The company is in the early stages of building and acquiring a seamless wireless broadband network throughout North America to serve private entities, cities, municipalities and the general public. All sales from external customers are located within the United States. .

WIRELESS MESSAGING SERVICES DIVISION (WMS)

WMS principally provides wireless broadband system design and implementation, repairs and maintains paging infrastructure equipment, manufactures and supplies high-power infrastructure equipment to the wireless messaging industry and owns and operates a wide-area messaging service. All sales from external customers are located within the United States.

                               ERF WIRELESS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS


NETWORK OPERATING SERVICES DIVISION (NOS)

NOS provides the overall day-to-day operations, maintenance, upgrading, 24/7 monitoring and expansion of all wireless broadband networks that the Company constructs, acquires, maintains and administers. The transactions in the NOS segment for the twelve months were not material.

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

For the twelve months ended December 31, 2005 (in thousands)

                                                   WMS                   BWS                   ENS                  Total
                                             -----------------------------------------------------------------------------
     Revenue                                      $ 416                  $ 60                 $ 167                 $ 643
     Segment loss                                   294                   254                   447                   995
     Segment assets                                  90                   194                   662                   946
     Capital expenditures                             -                   171                    66                   237
     Depreciation                                    24                     8                     4                    36

For the twelve months ended December 31, 2004 (in thousands)

                                                         WMS                   BWS                  Total
                                             --------------------------------------------------------------
     Revenue                                            $ 313                  $ 12                 $ 325
     Segment loss                                         130                     4                   134
     Segment assets                                       120                     -                   120
     Capital expenditures                                  31                     -                    31
     Depreciation                                          12                     -                    12


                                                                   December 31,      December 31,
    Reconciliation of Segment Loss from Operations to Net Loss         2005               2004
---------------------------------------------------------------    -------------     --------------
Total segment loss from operations                                 $       (995)     $       (134)
Total corporate overhead                                                 (2,416)             (585)
                                                                   -------------     -------------
Net loss                                                           $     (3,411)     $       (719)
                                                                   =============     =============

                                                                   December 31,      December 31,
        Reconciliation of Segment Assets to Total Assets               2005               2004
---------------------------------------------------------------    -------------     --------------
Total segment assets                                               $        946      $        120
Total corporate assets                                                    1,144                12
                                                                   --------------    -------------
Consolidated  assets                                               $       2,090     $        132
                                                                   ==============    -============

The accounting policies of the reportable segments are the same as those described in the section titled Basis of Accounting. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation and amortization expense, accounting changes and non-recurring items.

One customer accounts for $68,000 of Wireless Messaging Service Division revenues and one customer accounts for $167,000 of Enterprise Network Services Division revenues at December 31, 2005.

                               ERF WIRELESS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS


NOTE 15 - SUPPLEMENTAL NON-CASH DISCLOSURES:

During 2005 the Company issued stock in lieu of cash as payment for the following (in thousands):

                                               Supplemental
                                            Non-Cash Disclosure
                                            -------------------
Professional fees                                 $   557
Settlements                                           102
Salary and compensation                                89
Other services rendered                                67
Prepaid other                                         284
                                                 ---------
Total non-cash settlements                        $ 1,099
                                                 =========


NOTE 16 - STOCK OPTIONS AND WARRANTS

In 2004, the Board of Directors adopted a Non-Qualified Stock Option Plan not approved by the Company's share holders under which 5,000,000 shares of the Company's common stock has been reserved for issuance. As of December 31, 2005, The Company had granted 1,767,604 to certain officers and employees under employment agreement of which none were exercisable and 177,402 to certain employees and consultants for services rendered.

The Company has elected to follow APB 25, "Accounting for Stock Issued to Employees." Accordingly, since employee stock options are granted at market price on the date of grant, no compensation expense is recognized. However, SFAS 123R requires presentation of pro forma net income and earnings per share as if the Company had accounted for its employee stock options granted under the fair value method of that statement. The weighted average fair value of the individual options issued and granted during the year ended August 31, 2005, is estimated as $3.73 on the date of grant. Management estimates the average fair value for options granted during fiscal 2005 to be comparable to those granted in fiscal 2004. The impact on net loss is none; therefore, the pro forma disclosure requirements prescribed by SFAS 123 are not significant to the Company. The fair values were determined using a Black-Scholes option-pricing model with the following assumptions:

                                              8/1/2004            8/12/2005           12/31/2005
                                         -------------------------------------------------------------
            Assumptions                        Options             Options              Options
-------------------------------------    -------------------------------------------------------------
Dividend yield                                         0.00%                0.00%               0.00%
Risk-free rate for term                                3.50%                4.18%               4.35%
Volatility                                           207.00%               31.00%              76.00%
Expected life                                        5 years              4 years              1 year



The pro forma effect on net loss as if the fair value of stock-based compensation had been recognized as compensation expense on a straight-line basis over the vesting period of the stock option or purchase right was as follows for the years ended December 31, 2005, and December 31, 2004:

                               ERF WIRELESS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS


                                                   December 31,  December 31,
 (IN THOUSANDS, EXCEPT SHARE AMOUNTS)                 2005           2004
                                                   ----------      --------

Net loss, as reported                              $  (3,411)      $  (719)
  Add: Stock-based employee
  compensation included in reported net
  earnings/(loss), net of related tax effects             --            --

  Less: Stock-based employee
  compensation expense determined
  under fair-value based method for all
  awards, net of related tax effects
                                                   ---------       -------
Pro forma net earnings/(loss)                      $  (3,411)      $  (719)
                                                   =========       =======

Net loss per share:
  As reported                                      $   (0.61)      $ (0.38)
  Pro foma                                         $   (0.61)      $ (0.38)

Diluted net loss per share:
  As reported                                      $   (0.61)      $ (0.38)
  Pro foma                                         $   (0.61)      $ (0.38)



Option and warrant activity was as follows for the year ended December 31, 2005:

                                                        2005
                                                   Weighted-Average
                                        Shares      Exercise Price
                                       ---------      ---------
Outstanding at beginning of year       1,500,000      $   2.88
Granted                                1,605,000          3.71
Assumed through acquisitions                  --            --
Exercised                                     --            --
Forfeited/cancelled                           --            --
                                       ---------      ---------

Outstanding throughout the period      3,105,000      $   3.31
                                       =========      =========

Exercisable at year end                       --      $     --
                                       =========      =========



Information about options and warrants outstanding was as follows at December 31, 2005:

                                                   Remaining        Average                             Average
       Range of              Number               Contractual       Exercise          Number            Exercise
       Exercise Prices       Outstanding        Life in Years        Price            Exercisable        Price
-----------------------   -----------------   -----------------   -------------    ----------------   ------------
$2.88 - $3.72                3,105,000              3.50             3.31                0                  -


NOTE 17 - SUBSEQUENT EVENT (UNAUDITED):

Effective March 10, 2006, ERF Wireless, Inc. (the "Company"), entered into a two-year unsecured revolving credit facility with certain private investors that provides a $2 million dollar line of credit. The terms of the two-year unsecured revolving credit facility allow ERF Wireless to draw upon the facility as financing requirements dictate and provide for quarterly interest payments at a 6% rate. The loan may be prepaid without penalty or repaid at maturity. In the event that ERF Wireless draws down the full $2 million amount available under the Revolving Note dated February 2006 ("Note") on or prior to December 31, 2006, and if ERF Wireless requires additional working capital to pursue its business strategy and operations, Angus Capital Partners agrees to fund on a requested basis an additional $1 million during 2006 under the same terms and conditions as set forth in the Note.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 19, 2004, the Company dismissed Malone & Bailey, PLLC, as its auditors. Malone & Bailey's audit report on ERF Wireless' consolidated financial statements as of December 31, 2003, and for the year then ended did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope or accounting principles. The Company filed a Report on Form 8-K on August 19, 2004, reflecting that it replaced Malone & Bailey, LLP, as its independent auditor with Lopez, Blevins, Bork & Associates, LLP ("Lopez Blevins").

During the fiscal year ended December 31, 2003, and in the subsequent interim periods through the date of dismissal, there were no disagreements with Malone & Bailey on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Malone & Bailey, would have caused Malone & Bailey to make reference to the matter in their report.

The Company retained the services on August 19, 2004, of Lopez, Blevins, Bork & Associates, LLP, as ERF Wireless' principal accountant to audit the financial statements of ERF Wireless for the year ended December 31, 2004. The decision to change accountants was approved by the Board of Directors.

ITEM 8A. CONTROLS AND PROCEDURES

As of December 31, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2005. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2005.

The Company restated its consolidated balance sheet as of September 30, 2005, and its consolidated statements of operations and cash flow for the three months and nine months ended September 30, 2005, from the amounts previously reported. The restatements include adjustments to record derivative financial instruments as of September 30, 2005, in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133").

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

REMEDIATION OF MATERIAL WEAKNESS IN INTERNAL CONTROL

We believe that we have fully remediated the material weakness in our internal control over financial reporting with respect to accounting for derivative financial instruments as of December 31, 2005. The remedial actions included:

     o implementing additional management and oversight controls to review and approve derivative financial instruments and related documentation to ensure derivative liability accounting is appropriately applied with respect to SFAS 133; and

     o retesting our internal financial controls with respect to the deficiencies related to the material weakness to ensure they are operating effectively to ensure compliance with SFAS 133.

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

ITEM 8B. OTHER INFORMATION

Not applicable

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGEMENT

Our directors and executive officers and their ages as of March 31, 2006, are shown below.

     NAME                        AGE        POSITION
     ----                        ---        --------
     Dr. H. Dean Cubley          64         Chairman of the Board of Directors
     R. Greg Smith               47         Director, CEO & CFO
     John A. Burns               54         Director; Chairman & CEO of ENS
     C. Michael Moehle           54         EVP Marketing-Sales
                                               & Business Development of ENS
     Dr. Bartus H. Batson        63         Director

DR. H. DEAN CUBLEY has served as director and chairman of ERF Wireless since May 2004 and served as acting president, secretary and treasurer from May 2004 until August 2004. Dr. Cubley has served as a director of Eagle Broadband, Inc. (f/k/a Eagle Wireless International, Inc.), since March of 1996; was chairman of the board from March 1996 to April 2004; chief executive officer from March 1996 to October 2003; and president from March 1996 until September 2001. Prior to that, Dr. Cubley served as vice-president of Eagle Telecom, Inc., from 1993 to March 1996. From 1984 until 1993 Dr. Cubley was active in the telecommunications industry serving as a principal in numerous high technology companies including Metrocast, Microlink, TI-IN Network, and Paging Products International. Dr. Cubley has over 39 years of extensive experience in the field of telecommunications. From 1965 to 1984, Dr. Cubley worked for the NASA Manned Spacecraft Center as a senior engineer or manager on all Gemini, Apollo, and Shuttle programs. Dr. Cubley was the Antenna Subsystems Manager on all manned spacecraft programs for seven years during the Apollo Program with full project control for over $200 million worth of equipment for each Apollo flight. In addition, Dr. Cubley was the NASA project manager on the $500 million Apollo 17 Surface Electrical Properties Experiment which was searching for water on the surface of the moon in 1972. During his career, Dr. Cubley has authored or co-authored over fifty publications. In addition, he is named on a total of 15 patents and pending patent applications. Dr. Cubley received a Bachelor of Science degree in electrical engineering from the University of Texas in 1964 and a Master's degree from the University of Texas in 1965. In 1970 Dr. Cubley received his Ph.D. in electrical engineering from the University of Houston. Since 1977, Dr. Cubley has been actively engaged in the commercial telecommunications industry and has been instrumental in many of its technological advancements. Dr. Cubley has also been a founding partner in 23 new high-technology companies since his employment with NASA. Many of these companies have been acquired by larger companies and are currently operating in the telecommunications industry.

MR. R. GREG SMITH is the Company's chief financial officer, chief executive officer and a director. Mr. Smith's professional background includes some 26 years of demonstrated executive management experience, including 11 years experience as CFO of publicly traded companies. Mr. Smith joined the Company in August 2004 as chief financial officer, and also as chief executive officer until the Board of Directors elects to fill the position of CEO with a seasoned industry executive. Mr. Smith most recently was employed by Eagle Broadband, Inc., where he was recruited to assist in the restructuring of numerous Eagle subsidiaries. Mr. Smith served in dual roles as CFO and as CEO of certain Eagle subsidiaries from early 2002. Prior to Eagle, Mr. Smith spent 13 years in various corporate finance functions including CFO in the healthcare informatics market with ADAC Healthcare Information Systems, Inc., and predecessor entities. While at ADAC, Mr. Smith gained extensive experience in directing restructurings and turnarounds as well as completing numerous mergers and acquisitions. During 1994 - 1998, Mr. Smith assumed the lead role in completing the acquisition of DuPont's radiology information systems business and integrating ADAC's other radiology business units, resulting in a market leadership position. While serving as CFO of ADAC Healthcare Information Systems, Inc., ADAC was selected as the first healthcare company to achieve the Malcolm Baldrige National Quality Award in 1996. ADAC was publicly traded under the symbol "ADAC" on the Nasdaq National Market exchange until being acquired by Royal Phillips Electronics in a transaction valued at approximately $426 million in December 2000, following its radiology and image management business being acquired by Cerner Corporation in November 2000. Following his successful career at ADAC and prior to joining Eagle Broadband, Inc., Mr. Smith was recruited to lead the restructuring of a privately-held electronic messaging company. Mr. Smith's primary role was in leading the completion of a complex SEC registered rescission offering to overcome a $16 million SEC rescission liability that was created by the founder of the business and prior management by integrating several private placements.

MR. JOHN A. BURNS joined ERF Wireless in August 2005 as a director, and as chairman and chief executive officer of the ERF subsidiary, ERF Enterprise Network Services, Inc. Prior to joining ERF Wireless, Mr. Burns founded FundsXpress, Inc., where he served as chairman of the board, chief executive officer and president since its formation in 1995. At FundsXpress, he raised over $80 million to develop one of the leading Internet banking companies in America, providing services to over 500 financial institutions. At FundsXpress, Mr. Burns was endorsed by 28 state banking associations and in 2000 received the 5 Star Award for being the outstanding bank service provider from the Independent Bankers Association of Texas. Prior to his work with FundsXpress, Mr. Burns co-founded and managed Mesa Systems Inc., a systems integration and consulting company (1989 - 1995); was president of American Microelectronics Inc., a computer component manufacturing company owned by a publicly-traded company (1988 - 1989); and was a partner in the Sendero RE Group, a financing and high-technology consulting firm based in Austin, Texas (1985 - 1987). From 1976 to 1985, Mr. Burns was co-founder and president of Balcones Computer Corporation, a company that designed computers, software and other advanced technology products for the State of Texas, Digital Equipment Corporation, Xerox Corporation, Ford Motor Company and other companies. Mr. Burns is a past president of the Advisory Board of the Liberal Arts and Science Academy of Austin where, in 1998, he was recognized as the Volunteer of the Year for the nationally acclaimed Austin Adopt-a-School program. Mr. Burns holds a BBA in finance from the University of Texas at Austin (1974).

MR. MIKE MOEHLE is an entrepreneurial executive from the communications industry with diverse management experiences spanning over 18 years. He has a proven track record in business and government relations in the U.S., Mexico and Europe. Mr. Moehle has extensive experience in working with U.S. congressional groups and staff of the FCC on telecommunications legislation and regulations. Mr. Moehle also has extensive mergers and acquisitions and joint venture experience, including international trade and venture agreements and licensing of technology and intellectual property. He was founder of four successful telecom companies from 1985 to the 2005. Mr. Moehle is a proven team builder and catalyst, creating new business opportunities, exploring new market niches, establishing strategic business relationships, and overcoming regulatory barriers. From 2003 to 2005, Mr. Moehle was vice-president sales/marketing and corporate development for Corban Communications/Corban Networks where he managed sales and marketing activities for a nationwide wireless communications wholesale carrier. He also oversaw U.S. customer acquisition and retention for the digital network and real estate divisions. From 2001 to 2003, Mr. Moehle was senior vice president of ViaNet Technologies, Inc., a publicly traded company, where he founded the wholesale telecommunications company that successfully built an IP network through acquisitions. He also developed the service offering of International transport services for Tier-1 and Tier 2 carriers throughout the U.S. and Mexico. At ViaNet, he grew business from the ground floor to $50 million in revenue. From 1997 to 1999, Mr. Moehle was President/CEO/Chairman of PrimeTEC International, Inc. where he founded the wholesale telecommunications company, creating three key global offices for international product distribution, and grew revenues to $100 million in a two-year period. He successfully established subsidiaries in the U.S. and six European countries. PrimeTEC was established to provide wholesale voice termination services to other inter-exchange carriers worldwide. From 1987 to 1996, Mr. Moehle was executive vice president, sales/marketing, of Capital Network Systems, Inc., where he co-founded the company specializing in call center services and domestic and international long distance voice services in the U.S. and Mexico. He managed sales and marketing personnel providing call center services to the hospitality and private pay phone industries. Capital Network Systems was the original provider for long distance calling for Continental Airlines frequent flyer program. His strategic accomplishments include managing a workforce of 300 people internally and remotely and building annual revenues to $45 million in an eight-year period. Mr. Moehle has a Masters in education from Southwest Texas State University and a Bachelor of Science from the University of Texas.

DR. BARTUS H. BATSON has served as a director of ERF Wireless since January 2005. Dr. Batson has served as president, chief executive officer and chairman of X-Analog Communications, Inc., since March 1992. Prior to that, Dr. Batson served as president of X-Analog's predecessor company; CADSA, Inc. Dr. Batson has over 40 years of experience in all fields of telecommunications with a major focus in satellite communications and wireless systems. Dr. Batson received the B.S. degree in electrical engineering from Arlington State College (now the University of Texas at Arlington) in 1963 and the M.S. and Ph.D. degrees in electrical engineering from the University of Houston in 1967 and 1972, respectively. In 1963, he joined the NASA Manned Spacecraft Center (now the Lyndon B. Johnson Space Center) in Houston, Texas, and worked in Flight Operations and Analysis on Guidance, Navigation and Command Systems for the Gemini Program. From 1964 to 1968, he served in the U.S. Army as an electronics instructor in the Artillery and Missile School at Fort Sill, Oklahoma. In 1966, he returned to the Manned Spacecraft Center and worked until 1983 on a wide variety of problems pertaining to statistical communication theory as applied to communications systems for manned spaceflight programs, including Apollo,

Apollo-Soyuz, Skylab, and Space Shuttle. He personally developed the conceptual designs for the Space Shuttle S-band and Ku-band communications systems, which incorporated several state-of-the-art advances in the areas of modulation, coding, synchronization, and spread spectrum, at data rates of up to 50 Mbps. As manager of the Systems Analysis Office of the Tracking and Communications Division, he was responsible for communications, tracking, instrumentation, and data systems engineering and analysis for the entire Space Shuttle Program. In 1980, while still at NASA, Dr. Batson founded X-Analog's predecessor company, CADSA, Inc., which was originally a consulting company specializing in satellite communications and voice/data/video applications. In 1983, he resigned from NASA to devote full time to CADSA. During the period from 1983 to the present time, CADSA/X-Analog, has become a diversified telecommunications company, providing a wide range of products and services. Dr. Batson was heavily involved in the design and implementation of the USCI (United Satellite Communications, Inc.) video network, which was the first operational DBS (direct broadcast satellite) system. His contributions to USCI included extensive analysis efforts and preparation of the technical portions of several FCC filings, responses, etc., that eventually resulted in regulatory approval of the use of medium-power FSS (fixed satellite service) satellites for provision of DBS services to the home consumer market. He also participated in the design of the STARLOK video scrambling system that was developed by General Instruments for USCI. Another significant project directed by Dr. Batson was the total engineering effort associated with the design, development, implementation, testing, maintenance, and operations of all elements of TI-IN Network, a provider of satellite-based interactive (one-way video/data, two-way audio/data) educational programming. As part of this project, Dr. Batson directed the design, development, and manufacturing of several specialized microprocessor-based equipment items which provided various features such as wireless keypad data response from remote classrooms; customized, automated audio talkback; and addressable hardcopy distribution. One of the most significant projects which Dr. Batson has been responsible for is the design and implementation of a digital video compression system for National Technological University that replaced their satellite-based analog system. Dr. Batson was responsible for the design, development, integration/test, and initial manufacturing efforts associated with this project. Dr. Batson has been an adjunct member of the faculties of Rice University and the University of Houston, where he taught graduate courses in space communications, digital communications, statistical communications theory, information theory, estimation theory, and coding theory. He has also developed and taught numerous short courses on topics such as speech processing, video processing, spread spectrum communications, data communications, digital communications, satellite communications, space communications and navigation, and systems engineering. He is a senior member of the IEEE and is a past chairman of the Satellite and Space Communications Committee of the IEEE Communications Society. He served for several years as Editor for Satellite and Space Communications for the IEEE Transactions on Communications and was guest editor of a special issue of the Transactions dealing with Space Shuttle Communications and Tracking. He was program chairman of the National Telecommunications Conference (NTC '80) held in Houston in December 1980 and general chairman of the National Telesystems Conference (NTC '82) held in Galveston, Texas, in 1982. He has also been active in the Instrument Society of America, having served as Director of the Telemetry Division. He is a member of Sigma Xi and Phi Kappa Phi and is a Registered Professional Engineer in the State of Texas. Dr. Batson has published more than fifty papers in practically all areas of communications.

SECTION 16(a) REPORTING

Section 16(a) of the Exchange Act requires the Company's officers, directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission, and to furnish to the Company copies of such reports. Based solely on the review of copies of the forms received, the Company believes that, during the last fiscal year, all filing requirements under Section 16(a) applicable to its officers, directors and 10% stockholders were timely, except for: late Form 3's for Mr. John Adrian Burns; Mr. C. Michael Moehle, Systom Joint Venture Trust (10% stockholder), and Ms. Frances Cubley (10% stockholder); and a late Form 4 for Mr. R. Greg Smith.

AUDIT COMMITTEE

The Company's standing audit committee of the Board is comprised of two non-employee independent directors; Dr. H. Dean Cubley and Dr. Bartus H. Batson. The Board has determined that Dr. H. Dean Cubley is an audit committee financial expert and independent as defined by Item 401(e) of Regulation S-B of the Exchange Act.

CODE OF ETHICS

The Company did not have a Code of Business Conduct and Ethics as of December 31, 2005. We expect to adopt such a Code within 2006 year in conjunction with an expansion of our Board of Directors and will report the adoption of a Code of Business Conduct and Ethics on Form 8-K promptly thereafter.

ITEM 10.   EXECUTIVE COMPENSATION

 The following table sets forth the annual and long-term compensation for services in all capacities for the three fiscal years ended December 31, 2005, paid to our most highly compensated executive officers.

--------------------------------------------------- --------------------------- -----------------------------------
                                                       ANNUAL COMPENSATION            LONG TERM COMPENSATION
                                                                                -----------------------------------
                                                                                              AWARDS
------------------------------------- ------------- -------------- ------------ -----------------------------------
    Name and Principal Position           Year          Salary ($)     Bonus ($)    Securities Underlying Options /
                                                                                             SARs (#)
------------------------------------- ------------- -------------- ------------ -----------------------------------
R. Greg Smith (1)                         2005           195,000       5,000              -
Chief Executive Officer                   2004            75,000     31,914 (2) 1,000,000 common stock
                                          2003            -            -                  -
------------------------------------- ------------- -------------- ------------ -----------------------------------
H. Dean Cubley (3)                        2005            15,000       -                  -
Acting President                          2004            -            -                  -
                                          2003            -            -                  -
------------------------------------- ------------- -------------- ------------ -----------------------------------
John A. Burns (5)                         2005            60,000       -        1,050,000 -
                                          2004            -            -                  -
                                          2003            -            -                  -
------------------------------------- ------------- -------------- ------------ -----------------------------------
Kenneth A. Phillips Former CEO (4)        2005            -            -                  -
                                          2004            31,042       -                  -
                                          2003            74,500       -                  -
________________________
(1)  Mr. R. Greg Smith joined us on August 1, 2004, as Chief Financial Officer and as Chief Executive Officer. Mr. Smith is paid a base salary of $180,000 per year plus additional compensation for director's fees and is eligible to receive a bonus equal to 1% of the revenues for the most recent twelve-month period of each acquisition made by the Company during his employment period.
(2)  Mr. Smith was issued 63,828 shares of Series A Preferred Stock as a sign-on bonus in August 2004. At or around August 2004, certain investors had outstanding debt convertible into Series A Preferred Stock at $0.50 per share. Therefore, the Company determined the fair market value for the
     Series A Preferred Stock was $0.50 per share.
(3)  Mr. Cubley received no compensation for his acting position which he held from May 2004 until his resignation in August 2004.
(4)  Represents portions paid to Mr. Phillips from January 1, 2004, until his resignation in May 2004.
(5)  Mr. Burns joined us on August 12, 2005, as Chief Executive Officer of
     Enterprise Network Services. Mr. Burns is paid a base salary of $180,000 per year plus additional compensation for director's fees and is eligible to receive options for certain revenue milestone achievements, which milestone were not achieved in 2005.




AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

The following table sets forth certain information concerning the number and value of securities underlying exercisable and unexercisable stock options as of the fiscal year ended December 31, 2005, by our executive officers listed in the Summary Compensation Table above.

                      Number of Securities      Percent of        Exercise or        Market
                      Underlying Common Stock      Total           Base Price       Price on
                        Options Granted          Options            ($/Sh)          Date of        Expiration
Name                           (#)              Granted to                            Grant            Date
                                               Employees in
                                                Fiscal Year
-------------------- ------------------------ ---------------- ---------------- ---------------- ----------------

R. Greg Smith                100,000 (1)           3.3%            $2.88 (2)          $3.75         July 2009
                             150,000 (3)           4.9%            $2.88 (2)          $3.75         July 2009
                             250,000 (4)           8.2%            $2.88 (2)          $3.75         July 2009
                             500,000 (5)          16.4%            $2.88 (2)          $3.75         July 2009

Kenneth A.                      -                    -                 -                -                   -
Phillips
H. Dean Cubley                  -                    -                 -                -                   -
John A. Burns                 50,000 (6)           1.6%            $3.72 (7)          $4.00         July 2008
John A. Burns                 75,000 (8)           2.4%            $3.72 (7)          $4.00         July 2008
John A. Burns                100,000 (9)           3.3%            $3.72 (7)          $4.00         July 2008
John A. Burns                125,000 (10)          4.0%            $3.72 (7)          $4.00         July 2008
John A. Burns                 50,000 (11)          1.6%            $3.72 (7)          $4.00         July 2008
John A. Burns                 75,000 (12)          2.4%            $3.72 (7)          $4.00         July 2008
John A. Burns                100,000 (13)          3.3%            $3.72 (7)          $4.00         July 2008
John A. Burns                125,000 (14)          4.0%            $3.72 (7)          $4.00         July 2008
John A. Burns                 50,000 (15)          1.6%            $3.72 (7)          $4.00         July 2008
John A. Burns                 75,000 (16)          2.4%            $3.72 (7)          $4.00         July 2008
John A. Burns                100,000 (17)          3.3%            $3.72 (7)          $4.00         July 2008
John A. Burns                125,000 (18)          4.0%            $3.72 (7)          $4.00         July 2008

_________________________
(1)  Exercisable when cumulative revenues reach $1,000,000.
(2)  The exercise price for these options is 115% of the lowest closing price during the twelve-month period prior to exercise. Assuming these options vested on and were exercised as of December 31, 2005, the exercise price would be $2.88 for a total value of $120,000. The closing price of our common stock as of the end of its fiscal year ended December 31, 2005 was
     $3.00 per share.
(3)  Exercisable when cumulative revenues reach $5,000,000.
(4)  Exercisable when cumulative revenues reach $10,000,000.
(5)  Exercisable when cumulative revenues reach $25,000,000.
(6)  Exercisable when cumulative revenue exceeds $3,000,000.
(7)  The exercise price for these options is $3.72 and when attained can be converted on a cashless basis into common stock.
(8)  Exercisable when cumulative revenue exceeds $6,000,000.
(9)  Exercisable when cumulative revenue exceeds $12,000,000.
(10) Exercisable when cumulative revenue exceeds reach $20,000,000.
(11) Exercisable when annual EBIDTA of Company (ENS) exceeds $500,000.
(12) Exercisable when annual EBIDTA of Company (ENS) exceeds $1,000,000.
(13) Exercisable when annual EBIDTA of Company (ENS) exceeds $2,000,000.
(14) Exercisable when annual EBIDTA of Company (ENS) exceeds $3,000,000.
(15) Exercisable when annual EBIDTA of Parent exceeds $1.00.
(16) Exercisable when annual EBIDTA of Parent exceeds $500,000.
(17) Exercisable when annual EBIDTA of Parent exceeds $1,000,000.
(18) Exercisable when annual EBIDTA of Parent exceeds $5,000,000.





               AGGREGATE OPTION EXERCISES IN 2005 FISCAL YEAR AND
                        DECEMBER 31, 2005, OPTION VALUES

                       Shares                                                             Value of Unexercised
                      Acquired     Value         Number of Unexercised Securities             In-the-Money
                         on       Realized         Underlying Options at FY-End            Options at FY-End
Name                  Exercise      ($)                       (#)                                  ($)
                        (#)
-------------------- ----------- ----------- --------------------------------------- -------------------------------
                                                Exercisable        Unexercisable      Exercisable    Unexercisable
                                                -----------        -------------      -----------    -------------
                                                                    1,000,000
R. Greg Smith       (1) -           -               -             common stock            -                  -
Kenneth A. Phillips     -           -               -                   -                 -                  -
H. Dean Cubley          -           -               -                                     -                  -
John A. Burns       (2) -           -               -               1,050,000             -                  -

________________
(1) The exercise price for these options is 115% of the lowest closing price during the twelve-month period prior exercise. Assuming these options vested on and were exercised as of December 31, 2005, the exercise price would be $2.88 for a total value of $120,000. The closing price of our common stock as of the end of its fiscal year ended December 31, 2005 was $3.00 per share.
(2) The exercise price for these options is $3.72 and when attained can be converted on a cashless basis into common stock.

COMPENSATION OF DIRECTORS

The Company currently compensates directors for their services as directors in the amount of 2,000 shares of common stock for each regularly scheduled Board of Directors Meeting. In addition a fee of 1,000 shares of common stock will be paid for each special telephone board meeting called by the Chairman of the Board. In addition, upon each director's first anniversary, he/she will receive options to purchase 25,000 shares of common stock at 115% of the common stock price closing stock price on the anniversary date of officially becoming a director and annually thereafter; providing the director is officially a director on the anniversary date. As of December 31, 2005, no options have been issued to directors. Two directors, Dr. H. Dean Cubley and R. Greg Smith, were entitled to receive their initial option grants in 2005 on their respective first anniversary dates as directors, but they have elected to forfeit their initial grants.

EMPLOYMENT AGREEMENTS

In August 2004, we entered into a written employment agreement with R. Greg Smith, our CEO and CFO. Subsequently, we entered an Amended and Restated Employment Agreement with Mr. Smith that modified certain terms and conditions of the original agreement. Mr. Smith is paid a base salary of $180,000 per year and is eligible to receive a bonus equal to 1% of the revenues for the most recent twelve-month period of each acquisition made by the Company during his employment period. Mr. Smith received 63,828 shares of our Series A Preferred Stock as a sign-on bonus. Mr. Smith also is entitled to receive up to 1,000,000 stock options under the Company's 2004 Non-Qualified Stock Option Plan for attainment of certain future cumulative revenue milestone achievements, as described herein. As of December 31, 2005, none of the options to purchase common stock have vested. Mr. Smith is subject to a lock-up agreement, which prohibits Mr. Smith from selling shares of common stock until August 1, 2006, unless agreed to by the Company in writing.

In August 2005, we entered into an executive employment agreement with John Adrian Burns as Chief Executive Officer and Chairman of ERF Enterprise Network Services, Inc., our wholly owned subsidiary. Mr. Burns is paid $180,000 per year and other normal benefits available to all Company employees. Additionally, Mr. Burns is eligible to receive non-qualified non-transferable stock options to purchase up to 1,050,000 shares of the Company's common stock under the Company's 2004 Non-Qualified Stock Option Plan upon attainment of certain future cumulative revenue milestone achievements. As of December 31, 2005, none of these options had vested. The options are priced at $3.72 and when attained can be converted on a cashless basis into common stock. The Company has granted piggyback registration rights with respect to resale of these shares.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

As of March 31, 2006, 10,403,840 shares of common stock were outstanding and 3,941,876 shares of Series A Preferred Stock were outstanding. The following table sets forth, as of such date, information with respect to shares beneficially owned by:

     o each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

     o    each of our directors;

     o    each of our named executive officers; and

     o    all of our directors and executive officers as a group.

Beneficial ownership has been determined in accordance with Rule 13d-3 of the Exchange Act. Under this rule, shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option) within 60 days of the date of this table. In computing the percentage ownership of any person, the amount of shares includes the amount of shares beneficially owned by the person by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person does not necessarily reflect the person's actual voting power.

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the business address of the individuals listed is 2911 South Shore Blvd., Suite 100, League City, Texas 77573.

                                                                         SHARES OF SERIES A
                                        SHARES OF COMMON STOCK             PREFERRED STOCK
                                             BENEFICIALLY                   BENEFICIALLY            TOTAL PERCENTAGE OF
                                               OWNED(1)                         OWNED                 VOTING POWER (2)
---------------------------------- -----------------------------  -----------------------------  -------------------------
     NAME AND ADDRESS OF                  NUMBER         %             NUMBER            %            NUMBER          %
     BENEFICIAL OWNER
---------------------------------- ----------------  -----------  -------------- --------------  -------------- ----------
Frances Cubley (3)                  2,879,839(4)        28%          3,432,664(5)      89%          71,533,123       80%
STJV Trust                            136,214            1%          2,166,842         55%          43,473,063       48%
Pauline Trust                         448,401            4%            305,275          8%           6,553,901        7%
Carson Family Trust                 1,298,410           13%            199,124          5%           5,280,890        6%
Leopard Family Trust                  448,401            4%            272,305          7%           5,894,492        8%
Systom Trust                          200,005            2%            369,988          9%           7,599,755        8%
R. Greg Smith                         242,433(6)         2%             51,204          1%           1,264,507        1%
Dr. H. Dean Cubley                    204,000            2%                  -          -              204,000        *
Dr. Bartus H. Batson                    4,000            *                   -          -                4,000        *
John Burns                              2,000(7)         *                   -          -                2,000        *
Kenneth A. Phillips                     7,915            *                   -          -                7,915        *
All Executive Officers and
    Directors as a group
    (3 persons)                       450,427            4%             51,204          1%           1,474,507        2%
______________________

* Less than 1%

(1) This column does not include the shares of common stock issuable upon the conversion of the Series A Preferred Stock.
(2) This column includes the Series A Preferred Stock right to 20 votes on all matters in which the common stockholders and preferred stockholders vote together.
(3) Ms. Frances Cubley, the mother of Dr. H. Dean Cubley, a director of the Company, has the sole investment and voting power for STJV Trust, Pauline Trust, Carson Trust, Leopard Family Trust, Jauquine Trust, and Systom Trust (the "Frances Cubley Trusts").
(4)  Includes 2,879,839 shares owned by the Francis Cubley Trusts.
(5) Includes 3,432,664 shares of Series A Preferred Stock held by the Frances Cubley Trusts.
(6) Includes 237,766 shares held by Lariat Financial, Inc., a corporation controlled by Mr. Smith. This does not include options to purchase 1,000,000 shares of common stock that are exercisable upon cumulative revenue of the Company, which as of December 2005, the Company does not believe such revenue's will be exceeded during the next 60 days.
(7) This does not include (i) an option to purchase 1,050,000 shares of common stock that are exercisable upon cumulative revenue and EBIDTA of the Company's Enterprise Network Services division and the Company, since the Company does not believe such revenue's will be exceeded during the next 60 (sixty) days; and (ii) the note issued to Skyvue that is convertible at the sole discretion of the Company, Mr. Burns is a director of Skyvue.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In May 2004, the Company sold Fleetclean Chemicals, Inc., a wholly owned subsidiary of the Company ("FCI"), to Kenneth A. Phillips, the Chief Executive Officer and a Director at that time. Prior to the sale of FCI, the Company transferred all assets and certain liabilities into FCI. Phillips paid the 100% of the net tangible book value of FCI on April 1, 2004. The shareholders of the Company did not approve this transaction until August 8, 2004. Mr. Phillips is no longer an officer and director of the Company.

In May 2004, STJV, a trust that is controlled by Frances Cubley, the mother of Dr. H. Dean Cubley, a current director of the Company, acquired 1,000,000 shares of Series A Preferred Stock for $0.28 per share. On May 19, 2005, STJV acquired 143,784 shares of the Company's common stock from Kenneth A. Phillips, the Chief Executive Officer and a Director at that time; Kathryn M. Phillips; Jarrod Phillips and Jay G. Phillips for $150,000. In October 2005, STJV converted 168,759.56 shares of Series A Preferred Stock into 3,151,812 shares of common stock.

In September 2004, the Company acquired all of the outstanding stock of Eagle R.
F. International ("International") in exchange for 1,000,000 shares of its common stock. Prior to the acquisition of International, International was wholly owned by four individuals, Dr. H. Dean Cubley, Chairman of the Board of ERF Wireless, John Nagel, Billie Mize and Christopher Futer ("International Founders"). International was a Texas corporation organized in 1993. Dr. H. Dean Cubley owned 400,000 shares of common stock of International that he acquired for nominal consideration as a founder. John Nagel owned 100,000 shares of common stock of International that he acquired for nominal consideration as a founder. Billie Mize owned 100,000 shares of common stock of International that she acquired for nominal consideration as a founder. Christopher Futer owned 400,000 shares of common stock of International that he acquired for nominal consideration as a Founder. Dr. Cubley received 400,000 shares of our common stock as his portion of the Purchase Price, and subsequently gifted 100,000 shares to Mr. Nagel and 100,000 shares to Ms. Mize.

Prior to the acquisition, International had outstanding debt of $487,142 held by six trusts, Pauline Trust, Cason Trust, HC1 Trust, Leopard Family Trust, Jauquine Trust, and The Bailey Trust (the "Trusts"). In connection with the acquisition of International, the Company entered into a Debt Conversion and Funding Agreement with the Trusts, whereby the Trusts agreed to convert the outstanding debt into shares of Series A Preferred Stock. In addition, the Trusts agreed to purchase up to 525,725.35 additional Series A Preferred Stock at $0.50 per share. The Debt Conversion and Funding Agreement with the Trusts has been amended twice, first in 2004, to allow the Trusts to purchase an additional 1,500,000 shares of Series A Preferred Stock at $0.50 per share, and second in 2005, to allow the Trusts to purchase an additional 1,500,000 shares of Series A Preferred Stock at $1.50 per share. STJV purchased 400,968 of preferred stock under this addendum

Pursuant to the Debt Conversion and Funding Agreement and its addendums as of December 7, 2005, STJV had acquired 939,990 shares of Series A Preferred Stock at $0.50 per share and 400,957 shares of Series A Preferred Stock at $1.50 per share; Pauline Trust had acquired 315,984 shares of Series A Preferred Stock at $0.50 per share; Carson Trust had acquired 207,156 shares of Series A Preferred Stock at $0.50 per share, Leopard Family Trust had acquired 283,014 shares of Series A Preferred Stock at $0.50 per share; Jauquine Trust had acquired 124,486 shares of Series A Preferred Stock at $0.50 per share; Systom Trust had acquired 380,697 shares of Series A Preferred Stock at $0.50 per share; the investment and voting power for each of these trusts is held by Frances Cubley, the mother of H. Dean Cubley. HC1 Trust and Sealink Trust, each of which Brian Cubley, the adult son of H. Dean Cubley, has investment and sole voting power, acquired 23,628 shares of Series A Preferred Stock and 124,000 shares of Series A Preferred Stock, respectively, at $0.50 per share. Furthermore, BF Consultants Trust, a trust in which Scott Cubley, the adult son of H. Dean Cubley, has the sole investment and voting power, acquired 190,000 shares of Series A Preferred Stock at $0.50 per share.

In December 2005, the holders of record of the Series A Preferred Stock, including the above named trusts and Greg Smith, entered into a Series A Preferred Conversion Restriction Agreement, in which each agreed to restrict the number of shares of Series A Preferred Stock that they converted into common stock each calendar quarter to the lesser of (i) 5% all of their respective shares of the Company's Series A Preferred Stock or (ii) 1% of the common stock then outstanding of record on the first day of each calendar quarter. In consideration for the execution of the Series A Preferred Conversion Restriction Agreement, the Company granted the holders the right of first refusal to participate in any sale of the Series A Preferred Stock between January 1, 2006, and December 31, 2006.

In March 2005, the Company entered into a one-year professional services agreement with Synchton Incorporated for financial and business support services. The agreement requires Synchton to provide one or more consultants for a total of 100 hours per month. The Company is obligated to pay Synchton $12,000 per month in cash or free trading stock. The Company at its discretion may issue up to 50% of the monthly fee in stock at the market price on the date of issuance; provided that if Synchton sells the stock within 30 days of issuance the Company is obligated to pay Synchton any shortfall between the difference in the market price on the issuance date and the market price on the sale date. Synchton's President is Scott A. Cubley.

In August 2004, we entered into an employment agreement with Brian Cubley. Pursuant to the employment agreement Brian Cubley is to receive $80,000 until October 15, 2005 and $90,000 per year thereafter. Mr. Cubley also received an option to purchase 31,914 shares of Series A Preferred Stock at $0.50 per share. Mr. Cubley is also eligible to receive non-qualified non-transferable stock options to purchase up to 500,000 shares of the Company's common stock based upon the attainment of certain performance based milestones at 115% of the lowest five day average closing price for the Company previous year. Lastly, Mr. Cubley is entitled to a bonus for each calendar year in which the Company's Wireless Messaging Services Division is profitable equal to 5% of the revenues of the Wireless Messaging Services Division.

In August 2005, we entered into an executive employment agreement with John Arley Burns, the son of John Adrian Burns, as President of Enterprise Network Services. Mr. Burns is paid $150,000 per year and other normal benefits available to all Company employees. Mr. Burns is eligible to receive non-qualified non-transferable stock options to purchase up to 520,000 shares of the Company's common stock based upon the attainment of certain performance based milestones.


ITEM 13. EXHIBITS.

         Exhibit 2.1       Agreement and Plan of Merger between Fleetclean Systems, Inc. and ERF Wireless, Inc. (1)
         Exhibit 2.2       Articles of Merger (1)
         Exhibit 3.1       Articles of incorporation of ERF Wireless, Inc. (1)
         Exhibit 3.1.1     Certificate of Amendment to Articles of incorporation of ERF Wireless, Inc. (1)
         Exhibit 3.2       Bylaws of ERF Wireless, Inc. (1)
         Exhibit 4.1       Designation of Preferences (1)
         Exhibit 4.2       Amendment to Designation of Preferences (7)
         Exhibit 4.3       Amended and Restated Designation of Series A Preferred Stock (11)
         Exhibit 5.1       Legal Opinion (11)
         Exhibit 10.1      Greg Smith Amended and Restated Employment Agreement (5)
         Exhibit 10.2      Addendum to Debt Conversion and Funding Agreement effective September 30, 2004 between
                           ERF Wireless, Inc., Eagle R.F. International and Investors. (6)
         Exhibit 10.3      Asset and Liability Contribution Agreement dated March 31, 2004 between Fleetclean
                           Systems, Inc. and Fleetclean Chemicals, Inc. (2)
         Exhibit 10.4      Stock Purchase Agreement dated May 15, 2004 between Systom Trust Joint Venture and
                           Kenneth A. Phillips et. al. (3)
         Exhibit 10.5      Subscription Agreement dated May 11, 2004 between Fleetclean Systems, Inc. and Systom
                           Trust Joint Venture (3)
         Exhibit 10.6      Acquisition Agreement dated May 15, 2004 between Kenneth A. Phillips and Fleetclean
                           Systems, Inc. (3)
         Exhibit 10.7      2004 Non-Qualified Stock Compensation Plan (4)
         Exhibit 10.8      Second Addendum to Debt Conversion and Funding Agreement effective July 1, 2005 between
                           ERF Wireless, Inc., Eagle R.F. International and Investors. (8)
         Exhibit 10.9      Form of Common Stock Purchase Warrant Agreement, by and between ERF Wireless, Inc. and
                           Investor (9)
         Exhibit 10.10     Form of Convertible Term Note, by and between the ERF Wireless, Inc. and Investor (9)
         Exhibit 10.11     Form of Registration Rights Agreement, by and between the ERF Wireless, Inc., and
                           Investor (9)
         Exhibit 10.12     Form of Stock Purchase Agreement, by and between ERF Wireless, Inc. and Investor.(9)
         Exhibit 10.13     Asset Purchase Agreement dated August 8, 2005, by and among ERF Wireless, Inc., a Nevada corporation, ERF Enterprise Network Services, Inc., a Texas corporation, and Skyvue USA
                           East Central Texas, Inc., a Texas corporation (10)
         Exhibit 10.14     Form of Skyvue Note. (11)
         Exhibit 10.15     Series A Preferred Conversion Restriction Agreement. (11)
         Exhibit 10.16     Warrant issued in June 2004.(11)
         Exhibit  10.17    Employment Agreement with John Burns.(11)
         Exhibit 20.1      List of Subsidiaries(11)
         Exhibit 23.1      Independent Auditors' Consent
         Exhibit 31        Certification of Chief Executive officer and Chief  Financial officer pursuant to Rules 13a-14 (a) and
                           15d-14 (a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
         Exhibit 32        Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350,
                           as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002





         __________
         (1)    Incorporated by reference from the Form 10-QSB for September 30, 2004;
         (2)    Incorporated by reference from the Form 10-QSB for June 30, 2004;
         (3)    Incorporated by reference from the Form 8-K for May 28, 2004;
         (4)    Incorporated by reference from the Form S-8 filed December 29, 2004;
         (5)    Incorporated by reference from the Form 10-KSB filed April 15, 2005;
         (6)    Incorporated by reference from the Form 10-KSB/A - Amendment No. 1 filed on August 29, 2005;
         (7)    Incorporated by reference from the Form 10-QSB for March 31, 2005;
         (8)    Incorporated by reference from the Form 10-QSB/A - Amendment No. 1;
         (9)    Incorporated by reference from the Form 8-K for September 19, 2005;
         (10)   Incorporated by reference from the Form 8-K for August 12, 2005;
         (11)   Incorporated by reference from the Form SB-2 filed on December 12, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During the fiscal years ended December 31, 2005, and December 31, 2004, the aggregate fees billed by Lopez, Blevins, Bork & Associates, LLP were as follows:

                                         2005                     2004
                                       ---------                ---------
Audit fees                             $ 58,148                 $ 18,800
Audit related fees                     $      -                 $      -
Tax fees                               $      -                 $      -
All other fees                         $      -                 $      -


AUDIT FEES: Consists of fees billed for professional services rendered for the audit of our annual consolidated financial statements and review of the quarterly condensed consolidated financial statements and services that are normally provided by Lopez, Blevins, Bork & Associates, LLP, in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES: Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees."

TAX FEES: Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

ALL OTHER FEES: Consists of fees for products and services other than the services reported above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Restated Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ERF WIRELESS, INC.

         By: /s/ R. Greg Smith
             ------------------------------
             Name:  R. Greg Smith
             Title: Chief Executive Officer and Chief Financial Officer
             Date:  April 11, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this restated Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                  TITLE                                 DATE

/s/ R. Greg Smith          Chief Executive Officer, Principal   April 11, 2006
                           Executive Officer, Chief Financial
                           Officer, Principal Financial Officer
                           and Director


/s/ Dr. H. Dean Cubley     Chairman of the Board of Directors   April 11, 2006


/s/ Dr. Bartus H. Batson   Director                             April 11, 2006


/s/ John A. Burns          Director                             April 11, 2006