Form 10QSB
period 2006-03-31
ERF Wireless, Inc.
filed 2006-05-22
CIK 1020646

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                        COMMISSION FILE NUMBER: 000-27467

                               ERF WIRELESS, INC.
              Exact name of Registrant as specified in its charter



        NEVADA                                                  76-0196431
        ------                                                  ----------
State of Incorporation                                         IRS Employer
                                                           Identification Number

  2911 South Shore Boulevard, Suite 100, League City, Texas 77573   281-538-2101
  ---------------------------------------------------------------   ------------
           Address and telephone number of principal executive offices


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No [ X ]

The number of shares of common stock of the registrant outstanding at May 18, 2006, was 11,437,759.

Transactional Small Business Disclosure Format (check one): Yes [ ] No [ X ]


                                   PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                        ERF WIRELESS, INC.
                                     CONSOLIDATED BALANCE SHEETS
                                MARCH 31, 2006, AND DECEMBER 31, 2005
                                 ($ in thousands except share data)

                                                               MARCH 31,     DECEMBER 31,
                                                                 2006            2005
                                                              (UNAUDITED)
                                                              -----------    -----------
                                              ASSETS

Current assets
  Cash and cash equivalents                                     $ 1,153       $   602
  Accounts receivable, net                                          252            85
  Inventories                                                        85           139
  Cost in excess of billings                                        173            --
  Prepaid expenses                                                  330           423
                                                                -------       -------
    TOTAL CURRENT ASSETS                                          1,993         1,249
                                                                -------       -------

PROPERTY AND EQUIPMENT
  Operating equipment                                               543           465
  Less accumulated depreciation                                     (87)          (63)
                                                                -------       -------
    TOTAL PROPERTY AND EQUIPMENT                                    456           402
                                                                -------       -------

OTHER INTANGIBLE ASSETS, NET                                        394           436
OTHER ASSETS                                                          3             3
                                                                -------       -------

TOTAL ASSETS                                                    $ 2,846       $ 2,090
                                                                =======       =======

                            LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                              $   615       $   163
  Accrued expenses                                                  221           203
  Derivative liabilities                                            400         1,143
  Notes payable and current portion of long-term debt             2,007           809
  Deferred revenue                                                    9           307
                                                                -------       -------
    TOTAL CURRENT LIABILITIES                                     3,252         2,625
                                                                -------       -------

  Long-term notes payable                                           140           204
  Deferred revenue                                                   21            23
                                                                -------       -------
    TOTAL LONG-TERM LIABILITIES                                     161           227
                                                                -------       -------
TOTAL LIABILITIES                                               $ 3,413       $ 2,852
                                                                =======       =======

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' DEFICIT:
  Preferred stock - $.001 par value
    Authorized 25,000,000 shares
    Issued and outstanding at March 31, 2006 and
    December 31, 2005, 4,135,464 and 4,173,530, respectively          4             4
  Common stock - $.001 par value
    Authorized 475,000,000 shares
    Issued and outstanding at March 31, 2006, and
    December 31, 2004, 10,403,840 and 7,645,031, respectively        10             8
  Additional paid in capital                                      6,529         5,491
  Accumulated deficit                                            (7,110)       (6,265)
                                                                -------       -------
    TOTAL SHAREHOLDERS' DEFICIT                                    (567)         (762)
                                                                -------       -------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                     $ 2,846       $ 2,090
                                                                =======       =======


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                               ERF WIRELESS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE PERIODS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)
              ($ in thousands except share data and loss per share)


                                            For the three months ended March 31,
                                            ------------------------------------
                                                   2006           2005
                                                 -------         -------
Sales:
   Products                                      $   662         $    18
   Services                                          187              69
   Other                                              13              22
                                                 -------         -------
Total sales                                          862             109
                                                 -------         -------

Costs of goods sold:
   Products and integration services                 542              33
   Rent and maintenance                               15              --
   Depreciation                                        5              --
   Other cost                                         12              --
                                                 -------         -------
Total costs of goods sold                            574              33
                                                 -------         -------
Gross profit                                         288              76
                                                 -------         -------

Operating expenses:
   Selling, general and administrative             1,548             537
   Depreciation and amortization                      61               6
                                                 -------         -------
Total operating expenses                           1,609             543
                                                 -------         -------

Loss from operations                              (1,321)           (467)
                                                 -------         -------

Other income/(expenses):
   Interest income                                     1              --
   Interest (expense)                               (138)             --
   Derivative income (expense)                       743              --
                                                 -------         -------
Total other income (expense)                         606              --
                                                 -------         -------

Net loss                                         $  (715)        $  (467)
                                                 =======         =======


Deemed dividend related to beneficial
     conversion feature of preferred stock          (130)           (237)

                                                 =======         =======
Net loss applicable to common shareholders       $  (845)        $  (704)
                                                 =======         =======

Net loss per common share:
   Basic                                         $ (0.08)        $ (0.10)
   Diluted                                       $ (0.08)        $ (0.10)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                                                 ERF WIRELESS, INC.
                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                        FOR THE PERIODS ENDED MARCH 31, 2006 (UNAUDITED), AND DECEMBER 31, 2005
                                                  ($ in thousands)
                                                                                                                             Total
                                                                                                                Accumulated  Share-
                                                        Common Stock      Preferred Stock  Additional             Compre-   holders'
                                                      ----------------   -----------------   Paid in   Retained   hensive   Equity
                                                      Shares    Value    Shares     Value    Capital   Earnings   Income   (Deficit)
                                                      -------  -------   -------   -------   -------   -------   -------    -------
Total shareholders' equity                              4,487  $     5     2,331   $     2   $ 1,523   $(1,512)  $    --    $    18
   as of December 31, 2004

Net loss                                                   --       --        --        --        --    (3,411)       --     (3,411)

New stock issued to shareholders:
Conversion of preferred stock to common stock           2,756        3      (147)                 (3)       --
For services, compensation and liabilities                260       --        --        --     1,099        --        --      1,099
For retirement of debt and conversion of convertible                --     1,990         2     1,340        --        --      1,342
        preferred stock of employment contracts                     --
Beneficial conversion value - deemed dividend on                                               1,342    (1,342)       --
      preferred stock                                               --
Proceeds from sale of common stock, net                   142       --        --        --       190        --        --        190
                                                      -------  -------   -------   -------   -------   -------   -------    -------

Total shareholders' deficit                             7,645        8     4,174         4     5,491    (6,265)       --       (762)
   as of December 31, 2005


Net loss                                                   --       --        --        --        --      (715)       --       (715)

New stock issued to shareholders:
Conversion of preferred stock to common stock           2,329        2      (126)       --        (2)       --        --         --
For services, compensation and liabilities                178       --        --        --       328        --        --        328
For retirement of debt                                    102       --        --        --       184        --        --        184
For retirement of debt and conversion of convertible       --       --        87        --       130        --        --        130
        preferred stock of employment contracts
Beneficial conversion value - deemed dividend on           --       --        --        --       130      (130)       --         --
      preferred stock
Stock based compensation                                   --       --        --        --       173        --        --        173
Proceeds from sale of common stock, net                   150       --        --        --        95        --        --         95
                                                      -------  -------   -------   -------   -------   -------   -------    -------
Total shareholders' deficit
   as of March 31, 2006 (unaudited)                    10,404  $    10     4,135   $     4   $ 6,529   $(7,110)  $    --    $  (567)
                                                      =======  =======   =======   =======   =======   =======   =======    =======


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.




                               ERF WIRELESS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE PERIODS ENDED MARCH 31, 2006 AND 2005,
                                   (Unaudited)
                                ($ in thousands)

                                                     For the Three Months Ended
                                                     --------------------------
                                                        March 31,   March 31,
                                                          2006        2005
                                                        -------     -------
Cash flows from operating activities
Net loss                                                $  (715)    $  (467)
                                                        -------     -------
Adjustments to reconcile net loss to net cash
    used by operating activities:
  Amortization of debt discount                             108          --
  Depreciation and amortization                              66           6
  Stock issued for interest expense                          36          --
  Stock issued for services rendered                        277         155
  Stock based compensation                                  173          --
  Derivative (income) expense                              (743)         --
  Allowance for doubtful accounts                            --          --
  (Increase) in accounts receivable, net                   (167)        (11)
  (Increase)/decrease in inventories                         54          (2)
  (Increase)/decrease in prepaid expenses                    90          (1)
  (Increase) in cost in excess of billings                 (173)         --
  Increase in accounts payable                              452          40
  Increase in accrued expenses                               43          --
  Decrease in deferred revenue                             (300)         --
                                                        -------     -------
    Total Adjustment                                        (84)        187
                                                        -------     -------
Net cash used by operating activities                      (799)       (280)
                                                        -------     -------

Cash flows from investing activities
  Purchase of property and equipment                        (78)        (91)
                                                        -------     -------
Net cash used by investing activities                       (78)        (91)
                                                        -------     -------

Cash flows from financing activities
  Proceeds from notes payable                             1,239           0
  Payment of debt obligations                               (11)         --
  Proceeds from investor loans                              130         373
  Proceeds from sale of common stock, net                    70          --
                                                        -------     -------
Net cash provided by financing activities                 1,428         373
                                                        -------     -------

Net increase/(decrease) in cash                             551           2
Cash at the beginning of the period                         602           6
                                                        -------     -------
Cash at the end of the period                           $ 1,153     $     8
                                                        =======     =======

Supplemental disclosure of cash flow information:
Net cash paid during the year for:
  Interest                                              $     2     $    --
  Income taxes                                          $    --     $    --

Supplemental non-cash investing activities (See Notes 6 and 15) and changes in shareholders equity.

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               ERF WIRELESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

BASIS OF ACCOUNTING

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual filing dated December 31, 2005, filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.


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

                               ERF WIRELESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


DEFERRED REVENUES

Revenues that are billed in advance of services being completed are deferred until the conclusion of the period of the service for which the advance billing relates. Deferred revenues are included on the balance sheet in current and long-term liabilities until the service is performed and then recognized in the period in which the service is completed. The Company's deferred revenues consist of billings in advance of services being rendered for its wireless broadband, banking network monitoring and maintenance and wireless messaging customers and, accordingly, are deferred and recognized monthly as earned. The Company had deferred revenues in current and long-term liabilities of $30,000 and $330,000 as of March 31, 2006, and December 31, 2005, respectively.

ADVERTISING COSTS

Advertising costs are expensed when incurred. For the periods ended March 31, 2006 and 2005, the Company expensed $19,000 and $16,000, respectively.

STOCK-BASED COMPENSATION

In December 2004, FASB issued a revision to SFAS 123 (also known as SFAS 123R) that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method. SFAS 123R's effective date would be applicable for awards that are granted, modified, become vested, or settled in cash in interim or annual periods beginning after December 15, 2005. SFAS 123R includes three transition methods: a prospective method, a modified prospective method and a retroactive method. The Company adopted SFAS 123R in the fourth quarter of the fiscal year ending December 31, 2005.

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

INVENTORIES

Inventories are valued at the lower of cost or market. The cost is determined by using the average cost method. Inventories consist of the following items, in thousands:


                                   March 31,  December 31,
                                     2006         2005
                                  ----------- -----------
          Raw material            $       22  $      125
          Finished goods                  63          14
                                  ----------- -----------
                                  $       85  $      139
                                  =========== ===========

                               ERF WIRELESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

                               ERF WIRELESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods ended March 31, 2006, and March 31, 2005, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

RECENT ACCOUNTING PRONOUNCEMENTS

There have been no material changes to the recent accounting pronouncements as previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

                               ERF WIRELESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable consists of the following (in thousands):

                                          March 31,       December 31,
                                            2006             2005
                                        ------------     ------------
Accounts receivable                     $       253      $        86
Allowance for doubtful accounts                  (1)              (1)
                                        ------------     ------------
Accounts receivable, net                $       252      $        85
                                        ============     ============



NOTE 3 - PROPERTY AND EQUIPMENT:

Components of property, plant, and equipment, consist of the following items (in thousands):

                                           March 31,             December 31,
                                             2006                   2005
                                         --------------         -------------
Automobile                               $          47          $         42
Operating equipment                                231                   211
Office furniture and equipment                      72                    72
Leasehold improvements                              49                    17
Computer equipment                                 106                    85
Land                                                38                    38
                                         --------------         -------------
  Total property, plant and equipment              543                   465
   Less accumulated depreciation                   (87)                  (63)
                                         --------------         -------------
  Net property, plant and equipment      $         456          $         402
                                         ==============         =============


Depreciation expense was approximately $24,000 and $6,000 for the three months ended March 31, 2006 and 2005, respectively.

NOTE 4 - OTHER INTANGIBLES

Other intangible assets consist of the following (in thousands):

                                                        March 31, 2006
                          Weighted       ---------------------------------------
                          Average          Gross
                       Useful Life (in    Carrying     Accumulated  Net Carrying
                           years)          Amount     Amortization     Amount
                       ---------------   ---------    ------------  ------------

Customer relationships      3.0          $    261      $     58       $    203
Workforce in place          3.0               125            28             97
Non-compete agreement       3.0               100            22             78
Developed technology        3.0                20             4             16
                                         ---------     ---------      ---------
                                         $    506      $    112       $    394
                                         =========     =========      =========

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

Total amortization of intangibles was $42,000 and $0 for the three months ended March 31, 2006 and 2005, respectively. The estimated amortization expense for the three years will be $169,000 for years 2006 and 2007 and $99,000 in 2008.

                               ERF WIRELESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 5 - DEBT CONVERSION

To date the Company has been funded by various Investors under the terms of a Debt Conversion and Funding Agreement dated September 30, 2004, an Addendum to Debt Conversion and Funding Agreement dated December 31, 2004, and a Second Addendum to Debt Conversion and Funding Agreement dated July 1, 2005. During the three months ended March 31, 2006, the Company was obligated to issue 86,667 shares of its Series A Preferred Stock for the conversion of $130,000 in debt owed to these same Investors. The $130,000 of cash was received during the three months ended March 31, 2006, and recorded as debt when initially received and then converted to Series A Preferred Stock at the respective quarter ending March 31, 2006. The advances are unsecured, bear no interest and are classified as long-term investor advances until such time as they are converted into equity pursuant to the Debt Conversion and Funding Agreements. The Company recorded a deemed dividend on the beneficial conversion of the 86,667 shares of Series A Preferred Stock that was limited to the amount of consideration received totaling $130,000 in the three months ended March 31, 2006.

The Company was obligated to issue one share of Series A Convertible Preferred Stock for every Fifty Cents ($0.50) in claims converted. The terms of the agreement did not change in the addendum to Debt Conversion and Funding Agreement with the exception of the incremental funding provision providing for an incremental $750,000 in funding through the period ending March 31, 2006. The Company was obligated to issue one share of Series A Convertible Preferred Stock for every One Dollar and Fifty Cents ($1.50) in claims converted under the Second Addendum to Debt Conversion and Funding Agreement. The Company had $28,767 remaining available against the Second Addendum to Debt Conversion and Funding Agreement at March 31, 2006.

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

COMMON STOCK

As of March 31, 2006, the Company had 10,403,840 shares of its $.001 par value common stock issued and outstanding.

During the three months ended March 31, 2006, the Company issued 280,000 shares of common stock for services rendered against consulting agreements valued at $218,000, interest expense of $36,000 settlement expense of $10,000, other services of $49,000, notes payable of $184,000 and $15,000 for prepayment of future services. The Company valued the 280,000 shares at the closing market price on the date of issuance of such shares.

PREFERRED STOCK

The Company has 5,000,000 shares of Series A Preferred Stock authorized of which 4,135,464 shares were issued and outstanding as of March 31, 2006. The Series A Preferred Stock is convertible at holder's option at one preferred share for
18.676347 shares Common Stock and has a 2:1 liquidation preference. The holder of Series A Preferred Stock is required to give a 65-day notice of conversion to the company. With respect to the Series A Preferred Stock outstanding at March 31, 2006, the Company would be required to issue 77,235,361 shares of its Common Stock if all of the holders fully converted. However, during the 4th quarter 2005, all of the Series A holders entered into a Series A Conversion Restriction Agreement whereby all Series A holders, as a group, are prohibited from converting more than 5% of the total outstanding (as of September 30, 2005) Series A holdings in any one calendar quarter. Additionally, the Company had $28,767 of funding remaining against the Second Addendum to Debt Conversion and Funding Agreement dated July 1, 2005, providing for the issuance of 500,000 shares of Series A for the conversion of $750,000 in debt. If the Company borrowed the remaining $28,767, it would be required to issue 358,175 shares of Common Stock.

WARRANTS

The Company had warrants and options outstanding to purchase 1,703,343 shares as of March 31, 2006.

                               ERF WIRELESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Warrants for 880,000 shares were issued by the Company in June 2003. Specifically, the Company sold 120,000 shares of Common Stock for $25,000 to an accredited investor pursuant to the exemption provided by Regulation D of the Securities Act and issued such a warrant to purchase 880,000 shares of Common Stock at an exercise price of $0.20 per share expiring December 31, 2007. The Company attributed no value to these warrants in the June 2003 period in which they were issued, given that the warrants had an exercise price of $0.20 per share as compared to the market value of $0.01 per share in June 2003 on a total volume of 300 shares traded in the open market in June 2003.

Warrants for 191,672 shares of common stock at $5.00 per share and warrants for 191,672 shares at $7.50 per share were issued by the Company during the 2nd, 4th quarter of 2005 and 1st quarter 2006. Specifically, the Company sold 191,672 shares of Common Stock for $287,500 to accredited investors pursuant to the exemption provided by Regulation D of the Securities Act and issued such warrants to purchase 191,672 shares of Common Stock at $5.00 per share and 191,672 shares of common stock at $7.50 per share expiring August 2007. The Company attributed no value to these warrants in the quarters in which they were issued.

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

Options for 150,000 at $1.38 per share were issued by the Company in March 2006. Specifically, the Company issued these options to an officer and employee pursuant to milestones contained in their employment contracts. See Note 12 for the description of each employee's contract term.

The following table summarizes options/warrants that are issued, outstanding and exercisable.

                                          Options/Warrants
                                        Issued & Outstanding           Options/Warrants Exercisable
                                   -------------------------------    --------------------------------
 Excerise         Expiration         March 31,         March 31,         March 31,         March 31,
   Price              Date             2006              2005             2006               2005
--------------    -------------    -------------     -------------    --------------     -------------
0.20                 Dec-07             780,000           880,000           780,000           880,000
5.00                 Aug-07             191,672            91,668           191,672            91,668
7.50                 Aug-07             191,672            91,668           191,672            91,668
1.38                 Jul-09             150,000                 -           150,000                 -
3.57                 Sep-10             389,999                 -           389,999                 -
                                   -------------     -------------    --------------     -------------
                                      1,703,343         1,063,336         1,703,343         1,063,336
                                   =============     =============    ==============     =============

NOTE 7 - INCOME TAXES

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Implementation of SFAS 109 did not have a material cumulative effect on prior periods nor did it result in a change to the current year's provision.

The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

                                     March 31, 2006        December 31, 2005
                                     --------------        -----------------

U. S. Federal statutory tax rate               34%                      34%
U.S. valuation difference                     (34%)                    (34%)
Effective U. S. tax rate                         -                        -
Foreign tax valuation                            -                        -
Effective tax rate                               -                        -

Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. Federal income tax of 34% to pretax income from continuing operations as a result of the following (in thousands):

                               ERF WIRELESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                                         March 31, 2006       December 31, 2005
                                       ----------------       -----------------
Computed expected tax benefit              $     (243)           $    (1,160)
Increase in valuation allowance                   243                  1,160
                                           -----------           ------------
Income tax expense                         $        -            $        -
                                           ===========           ============


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2006, and December 31, 2005, are presented below (in thousands):

                                       March 31, 2006      December 31, 2005
                                       ---------------     ------------------
Deferred tax assets:
Net operating loss carry forwards          $   (1,663)         $    (1,420)
Less valuation allowance                        1,663                1,420
                                           -----------         ------------
Net deferred tax assets                    $        -          $         -
                                           ===========         ============

The valuation allowance for deferred tax assets as of March 31, 2006, and December 31, 2005, was $1,663,000 and $1,420,000, respectively. As of March 31, 2006, the Company has a net operating loss carry-forward of $6,236,000, which is available to offset future federal taxable income, if any, with expiration beginning 2012 and ending 2025.

NOTE 8 - EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amount):

                                                         For the three months ended March 31, 2006
                                                   ---------------------------------------------------
                                                     Income              Shares              Per-Share
                                                   (Numerator)        (Denominator)           Amount
                                                   -----------        -------------           ------
Net loss                                             $  (715)                                $     --
Basic EPS:
  Net loss to common stockholders                       (715)              8,587               (0.08)
  Effect of dilutive securities warrants                                                          --
Diluted EPS:
                                                     -------             -------             -------
  Net loss to common stockholders
    and assumed conversions                          $  (715)              8,587             $ (0.08)
                                                     =======             =======             =======

                                                        For the three months ended March 31, 2005
                                                   ---------------------------------------------------
                                                     Income               Shares             Per-Share
                                                   (Numerator)         (Denominator)          Amount
                                                   -----------         -------------          ------
Net loss                                             $  (467)                 67)            $  --
Basic EPS:
  Net loss to common stockholders                       (467)              4,535               (0.10)
  Effect of dilutive securities warrants                  --
Diluted EPS:
                                                     -------             -------             -------
  Net loss available to common stockholders
    and assumed conversions                          $  (467)            $ 4,535             $ (0.10)
                                                     =======             =======             =======

NOTE 9 - MAJOR CUSTOMERS

The Company had gross sales of approximately $862,000 and $109,000 for the three months ended March 31, 2006 and 2005, respectively. The Company had one customer that represented approximately 49% of the gross sales in the three months ended March 31, 2006.

                               ERF WIRELESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 10 - LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                            Terms                     Maturity Date    Interest Rate    Balance
                                       ----------------------------------------    -----------------   -------------    ---------
First National Bank in Cameron         $377 / Month including interest             March-07                7.00%               4
Taylor Economic Development Corp.      $1,119 / Month including interest           June-07                 7.00%              15
Insurance company                      $1,753 / Month including interest           August-06               8.35%              30
SkyVue USA East Central Texas, Inc     $40,000 / Quarterly plus interest           February-08             6.00%             297
Investor notes                          2 years (See below)                        Demand                  6.00%             562
Line of credit                          2 years/ Quarterly interest (See below)    February-08             6.00%           1,239
                                                                                                                        ---------
Total debt                                                                                                                 2,147
Less current maturities                                                                                                    2,007
                                                                                                                        ---------
Long-term debt                                                                                                               140
                                                                                                                        =========

The current maturities of these debts are $2,007,000, $97,000 and $43,000 for 2006, 2007 and 2008, respectively.

INVESTOR NOTES

0n September 13, 2005, the Company closed a financing arrangement with Global Capital Funding L.P. ("Global"), GCA Strategic Investment Fund Limited ("GCASIF"), HIPL Family Trust ("HIPL"), and DP Securities Inc. ("DPS") ("Global," "GCASIF," HIPL" and "DPS," collectively, the "Investors") in which it issued to: (i) Global a convertible secured note in the principal amount of $1,285,000 ("Global Note") and a common stock purchase warrant (the "Global Warrant") to purchase 300,000 shares of Company common stock; (ii) GCASIF a convertible secured note in the principal amount of $50,000 (the "GCASIF Note") and a common stock purchase warrant (the "GCASIF Warrant") to purchase up to 13,953 shares of the Company common stock; and (iii) HIPL a convertible secured note in the principal amount of $75,000 (the HIPL Note") and common stock purchase warrant (the "HIPL warrant") to purchase up to 20,930 shares of the common stock; and (iv) DPS a convertible secured note in the principal amount of $90,000 (the "DPS Note") and a common stock purchase warrant (the "DPS Warrant") to purchase up to 55,116 shares of common stock. The Global Note, GCASIF Note, HIPL Note and DPS Note, collectively, "Investor Notes" and the Global Warrant, GCASIF Warrant, and DPS Warrant, collectively, "Investor Warrants".

The Investor Notes accrue interest at a rate per annum equal to six percent and are secured by substantially all of the Company's assets. The Investor Notes are convertible into shares of the Company common stock at a conversion price equal to the lesser of (i) $3.50 or (ii) 85% of the average of the three lowest VWAPs, as reported by Bloomberg, during the ten trading days immediately preceding the date of the related notice of conversion; provided further, however, that, until six months following the effective date of the registration statement in no event will the conversion price be lower than the lesser of (y) $1.50 or (z) 50% of the VWAP, as reported by Bloomberg, on January 13, 2006, the effective date of the registration statement. Upon expiration of such six-month period or upon occurrence of an event of default which is not cured, the foregoing floor calculation shall no longer be effective. The Company has registered the resale of the shares of the Company common stock underlying the Investor Notes and the shares issuable upon exercise of the Investor Warrants.

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

                               ERF WIRELESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

The following table summarizes the convertible debt activity for the period September 06, 2005, to March 31, 2006:

                                                                           Compound
                                       Investor           Warrant         Derivative
                 Description             Notes          Liabilities        Liability           Total
                                      -----------       -----------       -----------       -----------
Fair value issuance at inception      $   508,017       $   470,702       $   521,281       $ 1,500,000
09-06 to 09-30 fair value                  18,373         2,389,132         1,012,547         3,420,052
10-01 to 12-31 fair value                  78,258        (2,160,313)       (1,090,630)       (3,172,685)
01-01 to 03-31 fair value                  90,258          (466,128)         (276,615)         (652,485)
Payments from inception to date          (133,130)         (133,130)
                                      -----------       -----------       -----------       -----------
Fair value at March 31, 2006          $   561,776       $   233,393       $   166,583       $   961,752
                                      ===========       ===========       ===========       ===========

For inception to date through March 31, 2006, the Company recorded a net derivative income of $592,000 and for the quarter ended March 31, 2006, a net derivative income of $743,000. The Company in conjunction with the convertible note as of quarter ended March 31, 2006, has recorded debt interest expense of
$131,000

ERF Wireless, Inc., also incurred deferred financing costs of $178,500 in connection with the closing of the financing arrangement. The costs are recognized over the life of the Investor Notes, or 24 months, by using the straight line method. For the three months ended March 31, 2006, the Company recorded deferred financing cost in interest expense of $18,000.
The following assumptions were used in the fair value determination of warrants liabilities at March 31, 2006:

                                       9/6/2005         9/30/2005         12/31/2005       3/31/2006
                                   --------------------------------------------------------------------
              Assumptions              Warrants          Warrants          Warrants        Warrants
---------------------------------  --------------------------------------------------------------------
Dividend yield                              0.00%              0.00%            0.00%           0.00%
Risk-free rate for term                     3.89%              4.18%            4.35%           4.98%
Volatility                                 31.00%             31.00%           76.00%          78.00%
Maturity Date                             5 years         4.93 years       4.68 years      4.43 years

A Black-Scholes methodology was used to value the warrants using a weighted average exercise price.

SKYVUE NOTES

On August 12, 2005, the Company issued two notes to SkyVueUSA East Central Texas, Inc., totaling $475,000 that bear interest at 6% and are secured by all of the capital stock issued and outstanding of ERF Enterprise Network Services, Inc.,( subsidiary). The initial payment was $115,000, with nine subsequent quarterly payments of $40,000 plus interest. At March 31, 2006, the balance of the note was $296,547.

LINE OF CREDIT

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

                               ERF WIRELESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 11 - UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts for the three months ended March 31, 2006 and December 31, 2005, are summarized as follows (in thousands):

                                                  March 31,          Dec. 31,
                                                    2006               2005
                                                ------------       -----------
Costs incurred on uncompleted contracts         $       449        $         -
Estimated profit                                        196                  -
                                                ------------       -----------
Gross revenue                                           645                  -
Less: billings to date                                  472                  -
                                                ------------       -----------
Costs and profit in excess of billings          $       173        $         -
                                                ============       ===========


NOTE 12 - COMMITMENTS AND CONTINGENT LIABILITIES

LEASES AND LICENSE AGREEMENTS

For the three months ended March 31, 2006 and 2005, rental expenses of approximately $67,000 and $23,000, respectively, were incurred. The Company accounts for rent expense under leases that provide for escalating rentals over the related lease term on a straight-line method.

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

The Company has a transmitter sharing agreement with Metrocall for use of shared sites in Boerne, Devine, Hondo, New Braunfels and San Antonio, Texas. The agreement requires monthly payments of $1,448.

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

                               ERF WIRELESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Future obligations under the non-cancelable lease terms are as follows:

               Period Ending December 31,    Amount
               -------------------------- ------------
                        2006              $  107,308
                        2007                 153,907
                        2008                 104,844
                        2009                  69,896
                                          -----------
                       Total              $  435,955
                                          ===========

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

As of March 31, 2006, Greg Smith has earned 100,000 options to purchase 100,000 common shares for attainment of certain cumulative revenue milestones set forth in his employment agreement. These options are at an exercise price of $1.38 and expire on July 31, 2009. The income statement includes a compensation charge of $91,596 which charge is based on Black-Scholes option pricing model.

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

                               ERF WIRELESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

As of March 31, 2006, Brian Cubley has earned 50,000 options to purchase 50,000 common shares for attainment of certain cumulative revenue milestones set forth in his employment agreement. These options are at an exercise price of $1.38 and expire on July 31, 2009. The income statement includes a compensation charge of $45,798 which charge is based on Black-Scholes option pricing model.

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

In March 2005, the Company entered into a one-year professional services agreement with Synchton Incorporated for financial and business support services. The agreement requires Synchton to provide one or more consultants for a total of 100 hours per month. The Company is obligated to pay Synchton $12,000 per month in cash or free trading stock. The Company at its discretion may issue up to 50% of the monthly fee in stock at the market price on the date of issuance; provided that if Synchton sells the stock within 30 days of issuance the Company is obligated to pay Synchton any shortfall between the difference in the market price on the issuance date and the market price on the sale date. Synchton's President is Scott A. Cubley. For the period ended March 31, 2006, total fees incurred by the Company under the agreement were $36,000.

Under various financing agreements, the Company received advances from related family trusts that totaled $130,000 in 2006, $1,142,000 in 2005 and $750,000 in
2004. The company repaid these advances through the issuance of 87,000 shares of convertible preferred stock in 2006, 1,761,000 shares in convertible preferred

                               ERF WIRELESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


stock in 2005 and 1,500,000 in convertible preferred stock in 2004. Frances Cubley, the mother of H. Dean Cubley, holds the investment and voting power over certain of these family related trusts while Scott Cubley and Brian Cubley, the adult sons of H. Dean Cubley, have the investment and voting power over other of the remaining family trusts.

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

NETWORK OPERATING SERVICES DIVISION (NOS)

NOS provides the overall day-to-day operations, maintenance, upgrading, 24/7 monitoring and expansion of all wireless broadband networks that the Company constructs, acquires, maintains and administers. The transactions in the NOS segment for the three months were not material.

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


For the three months ended March 31, 2006 (in thousands)

                                                WMS               BWS                ENS              Total
                                           ------------------------------------------------------------------
         Revenue                               $ 266               $ 25             $ 571             $ 862
         Segment loss                            178                 42               289               509
         Segment assets                          270                183               741             1,194
         Capital expenditures                      9                  6               (12)                3
         Depreciation                              3                  6                 3                12

For the three months ended March 31, 2005 (in thousands)

                                                WMS               BWS               Total
                                           --------------    ---------------    -----------
         Revenue                               $ 101                $ 8             $ 109
         Segment loss                             35                  1                36
         Segment assets                          100                  -               100
         Capital expenditures                      -                  -                 -
         Depreciation                              1                  -                 1


Reconciliation of Segment Loss                  March 31,        March 31,
  from Operations to Net Loss                     2006             2005
----------------------------------           -------------     ------------
Total segment loss from operations           $       (509)     $      (36)
Total corporate overhead                             (812)            (431)
                                             -------------     ------------
Net loss                                     $     (1,321)     $      (467)
                                             =============     ============



                               ERF WIRELESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Reconciliation of Segment Assets        March 31,       March 31,
      to Total Assets                     2006            2005
--------------------------------      -----------     ------------
Total segment assets                  $     1,194     $       100
Total corporate assets                      1,652             147
                                      ------------    ------------
Consolidated  assets                  $     2,846     $       247
                                      ============    ============


The accounting policies of the reportable segments are the same as those described in the section titled Basis of Accounting. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation and amortization expense, accounting changes and non-recurring items.

One customer accounts for $421,000 of Enterprise Network Services Division revenues and one customer accounts for $71,000 of Wireless Messaging Services Division revenues at March 31, 2006.

NOTE 15 - SUPPLEMENTAL NON-CASH DISCLOSURES:

During 2006 the Company issued stock in lieu of cash as payment for the following (in thousands):

                                                 Supplemental
                                                   Non-Cash
                                                  Disclosure
                                                --------------
               Professional fees                $         218
               Settlements                                 10
               Salary and compensation                     34
               Other services rendered                     15
               Interest expense                            36
               Prepaid other                               15
               Notes payable                              184
                                                --------------
               Total non-cash settlements       $         512
                                                ==============


NOTE 16 - STOCK OPTIONS AND WARRANTS

In 2004, the Board of Directors adopted a Non-Qualified Stock Option Plan not approved by the Company's shareholders under which 5,000,000 shares of the Company's common stock has been reserved for issuance. As of March 31, 2006, the Company had granted Series A Preferred convertible to common stock in the amount of 1,767,604 preferred shares to certain officers and employees under employment agreements of which 273,067 were exercisable. Also the Company has granted to certain officers and employees 185,000 stock options which are currently exercisable. As of March 31, 2006, under the Non-Qualified Stock Option Plan, 422,831 shares were issued and exercised to certain employees and consultants for services rendered.

The Company has adopted FASB Statement 123R "Accounting for Stock-Based Compensation" effective December 2005, for the year ended December 31, 2006. SFAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees." As permitted under SFAS 123R, the Company adopted the modified prospective method in December 2005. In accordance with the "modified prospective" method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

The weighted average fair value of the individual options issued and granted during the three months ended March 31, 2006, is estimated at $2.27 on the date of grant. The fair values were determined using a Black-Scholes option-pricing model with the following assumptions:

                               ERF WIRELESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                                      8/1/2004        8/12/2005        12/31/2005       1/23/2006        3/31/2006
                                   ----------------------------------------------------------------------------------
         Assumptions                   Options         Options          Options          Options          Options
-------------------------------    ----------------------------------------------------------------------------------
Dividend yield                           0.00%            0.00%            0.00%            0.00%            0.00%
Risk-free rate for term                  3.50%            4.18%            4.35%            4.45%            4.98%
Volatility                             207.00%           31.00%           76.00%           89.00%           78.00%
Remaining life                               5                3                1              2.5              3.3


Option and warrant activity was as follows for the period ended March 31, 2006:

                                                                   2006
                                                              Weighted-Average
                                             Shares            Exercise Price
                                         ------------------  ------------------
Outstanding at beginning of year                 3,105,000   $            3.31
Granted                                            232,000                2.27
Assumed through acquisitions                             -                   -
Exercised                                                -                   -
Forfeited/cancelled                                      -                   -
                                         ------------------  ------------------

Outstanding throughout the period                3,337,000   $            3.17
                                         ==================  ==================

Exercisable at March 31, 2006                   185,000.00   $            1.73
                                         ==================  ==================


Information about options and warrants outstanding was as follows at March 31, 2006:

                                         Remaining       Average                   Average
    Range of             Number         Contractual      Exercise     Number       Exercise
 Exercise Prices       Outstanding     Life in Years      Price     Exercisable     Price
----------------       -----------     -------------     --------   -----------    --------

$1.38 - $3.72           3,337,000        2.40              3.17        185,000       1.73

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the financial statements of this quarterly report on Form 10-QSB.

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

OVERVIEW

During the quarter ended March 31, 2006, the Company began realizing revenue against its first contract for designing, constructing, maintaining and monitoring a secure 20-Mbps enterprise class wireless banking network for a Louisiana bank; interconnecting 12 locations in 10 cities along with an upgrade to an existing BankNet network. This contract totaled approximately $950,000, including a $688,000 installation contract, together with annual maintenance and monitoring services contract over five years. This project involves point-to-point links in excess of 30 miles with installation of two 190-foot towers, two 120-foot towers, six 96-foot towers, two 65-foot towers and 31 Motorala industrial microwave dish radios. The project also involves installation of 12 of our proprietary CryptoBox encryption devices at the branch locations and at the main operations center bank. The Company expects to complete this project in the second quarter of 2006 along with an upgrade to another existing banking network in Louisiana that interconnects the banks 16 locations in 10 cities with its primary operation center.

The Company has completed construction of four BankNet bank networks in three states and will complete its fifth network for a bank in Baton Rouge, Louisiana as well as a significant upgrade to an existing bank network in the second quarter of 2006. The Company continues to focus its initial marketing efforts at certain Louisiana, Mississippi, Alabama, Texas and Florida banks due to the likelihood of hurricanes and wide-scale disasters in those states as well.

The quarter ended March 31, 2006, included the following additional highlights:

         o The Company announced the appointment of Mike Moehle as Executive Vice President of Marketing, Sales and Business Development, a communications industry veteran, to lead the expansion efforts of its enterprise network wireless broadband banking business.

         o The Company constructed a second Network Operations Center ("NOC") at its League City headquarters and expanded its Taylor, Texas NOC to support increased banking network business.

         o The Company introduced its regional banking solutions to the Texas community banking market at the 3rd Annual Technology in Banking Conference sponsored by the Texas Bankers Association ("TBA")

         o The Company's WMS division completed the implementation of a video surveillance project for a municipality east of Houston and a city-wide wireless broadband network for a municipality in Florida.

         o The Company announced that it had signed an Authorized Channel Partner Agreement with 5G Wireless Communications, Inc. to provide its new cellular-style wireless base stations and high-performance microcells.

         o The Company announced that it has secured a two-year unsecured revolving line of credit with certain private investors to fund general working capital, acquisitions and project financing.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006, COMPARED TO THREE MONTHS ENDED MARCH 31, 2005
--------------------------------------------------------------------------------

The following table sets forth summarized consolidated financial information for the three months March 31, 2006 and 2005:

CONDENSED FINANCIAL INFORMATION
-------------------------------

                                                            Three Months Ended March 31,
                                                  ---------------------------------------------------
          ($ IN THOUSANDS)                          2006           2005        $ Change      % Change
                                                  -------        -------        -------       -------
Total sales                                       $   862        $   109        $   753           691%
Cost of goods sold                                    574             33            541          1639%
                                                  -------        -------        -------       -------
Gross profit                                          288             76            212           279%
                                                  -------        -------        -------       -------
Percent of total sales                                 33%            70%          -36%           -52%
Operating expenses                                  1,609            543          1,066           196%
                                                  -------        -------        -------       -------
Loss from operations                               (1,321)          (467)          (854)          183%
Other income/(expense)                                606             --            606
                                                  -------        -------        -------       -------
Net loss                                             (715)          (467)          (248)           53%
                                                  -------        -------        -------       -------
Unrealized holding gain/(loss)                         --             --             --            --
                                                  -------        -------        -------       -------
Deemed dividend related to beneficial
     conversion feature of preferred stock           (130)          (237)           107           -45%
                                                  -------        -------        -------       -------
Net loss attritubable to common shareholders      $  (845)       $  (704)       $  (141)           20%
                                                  =======        =======        =======       =======

For the three months March 31, 2006, the Company's business operations reflected an increase in Wireless Messaging Services, Bundled Wireless Services and
Enterprise Network Services. For the three months ended March 31, 2006, the
Company's consolidated operations generated net sales of $862,000 compared to prior year net sales of $109,000. The increase in net sales is primarily attributable to an increase in product sales of $644,000 and service sales of $118,000 from the banking network business and wireless broadband installation attributable to two major customers. For the three months ended March 31, 2006, the Company had a gross profit margin of 33%, compared to a gross profit percentage of 70% for the prior year. The decrease in gross profit percentage is primarily attributable to several factors: (i) a reclassification of rent and maintenance to cost of goods sold of $7,000 related to paging services as compared to prior year rent and maintenance of $9,000 classified in operating expense; (ii) lower margin on product and service sales; and (iii) depreciation expenses of $5,000, primarily associated with the acquisition of SkyVue USA ISP equipment.

The Company's net loss for the three months ended March 31, 2006, included approximately $174,000 in depreciation and amortization expenses, $486,000 in non-cash charges, $743,000 credit in derivative income $800,000 in employment expenses net of non-cash and $168,000 in professional services net of non-cash charges

SALES INFORMATION

Set forth below is a table presenting summarized sales information for our business segments for the three months ended March 31, 2006 and 2005:

      ($ IN THOUSANDS)                                              Three Months Ended March 31,
      Business Segment              2006           % of Total          2005           % of Total        $ Change        % Change
                               ---------------   --------------   ---------------    --------------   ---------------  ------------
Wireless Messaging Services    $          266              31%    $         101               93%     $         165           163%
Bundled Wireless Services                  25               3%                8                7%                17           213%
Enterprise Network Services               571              66%                -                0%               571
                               ---------------   --------------   ---------------    --------------   ---------------  ------------
Total Sales                    $          862             100%    $          109              100%    $          753           691%
                               ===============   ==============   ===============    ==============   ===============  ============

For the three months ended March 31, 2006, net sales increased to $862,000 from $109,000 for the three months ended March 31, 2005. The overall increase of 691% was attributable to a $571,000 increase in Enterprise Network Services, increase of $165,000 of Wireless Messaging Services and an increase in Bundled Wireless
Services of $17,000. The $571,000 increase in sales of the Enterprise Network
Services for the three months ended March 31, 2006, was primarily attributable to sales from product and service sales of enterprise-class encrypted wireless banking network business from a major customer. The increase of $165,000 in Wireless Messaging Services is primarily attributable to wireless broadband system design and implementation from two major customers. The increase of $17,000 in Bundled Wireless Services is primarily attributable to increased customer base through acquisition of ISP subscriber agreements.

COST OF GOODS SOLD

The following tables set forth summarized cost of goods sold information for the three months ended March 31, 2006 and 2005:

       ($ IN THOUSANDS)                                           Three Months Ended March 31,
       Business Segment             2006          % of Total           2005           % of Total        $ Change         % Change
                              ---------------    -------------   ----------------    -------------    --------------   -------------
Wireless Messaging Services   $          122              21%    $            27              82%     $          95            352%
Bundled Wireless Services                 17               3%                  6              18%                11            183%
Enterprise Network Services              435              76%                  -               0%               435
                              ---------------    -------------   ----------------    -------------    --------------   -------------
Total Sales                   $          574             100%    $            33             100%     $         541           1639%
                              ===============    =============   ================    =============    ==============   =============


                                             Three Months Ended March 31,
                                    ------------------------------------------
           ($ IN THOUSANDS)                 2006                    2005              $ Change              % Change
                                    -------------------    -------------------   --------------------    -----------------

Products and integration service    $              542     $               33    $               509                1542%
Rent and maintenance                                15                                           15
Depreciation                                         5                                            5
Other costs                                         12                                           12
                                    -------------------    -------------------   --------------------    -----------------
Total Operating Expenses            $              574     $               33    $               541                1639%
                                    ===================    ===================   ====================    =================

For the three months ended March 31, 2006, cost of goods sold increase by $541,000, or 1,639%, to $574,000 from $33,000 as compared to the three months ended March 31, 2005. The increase of $541,000 in cost of goods sold is primarily attributable to: (i) product and service cost of $509,000 associated with Enterprise Network Services and Wireless Messaging Services due to increase sales from two major customers; and (ii) $15,000 of rent and maintenance cost associated with a reclassification of rent and maintenance to cost of goods sold of $8,000 related to paging services as compared to prior year rent and maintenance of $9,000 classified in operating expense.

OPERATIONS EXPENSES

The following table sets forth summarized operating expense information for the three months ended March 31, 2006 and 2005:

                                              Three Months Ended March 31,
                                     -------------------------------------------
    ($ IN THOUSANDS)                  2006        2005      $ Change    % Change
                                     ------      ------      ------      ------
Employment expenses                  $  834      $  329      $  505         153%
Professional services                   396         100         296         296%
Rent and maintenance                     73          22          51         232%
Depreciation and amortization            61           6          55         917%
Other general and administrative        245          86         159         185%
                                     ------      ------      ------      ------
Total operating expenses             $1,609      $  543      $1,066         196%
                                     ======      ======      ======      ======

For the three months ended March 31, 2006, operating expenses increased by 196% to $1,609,000, as compared to $543,000 for the three months ended March 31, 2005. The increases that occurred, as evidenced by the immediately preceding table, are discussed below:

         o A $505,000 increase in employment expense. The increase is primarily attributable to an increase in employee head count to 34 from 14 from a year ago. The increase in employees mostly related to the SkyVue USA acquisition, other smaller wireless company acquisitions and management resources necessary for the Company's anticipated growth.

         o A $296,000 increase in professional services. The increase is primarily related to consulting expense of $58,000, accounting expense of $107,000, legal expense of $32,000, investor relations expense of $84,000 and settlement expense of $9,000. The significant rise in professional fees is principally associated with additional resources in the field of consulting, accounting, and legal expenses. Additionally, the Company utilizes certain consulting resources to update the financial reporting systems to appropriately handle the anticipated growth and implement internal controls.

         o A $51,000 increase in rent and maintenance expenses, primarily due to office lease expense for the corporate office and other leases obtained through the SkyVue USA acquisition.

         o A $55,000 increase in depreciation and amortization, due principally to the SkyVue USA acquisition of amortization of intangibles of $42,000.

         o A $159,000 increase in other general and administrative expense. The increase is primarily related to office supplies expense of $46,000, insurance and taxes expense of $6,000, utility expense of $48,000, advertising expense of $3,000 and travel and entertainment expense of $22,000. The increase in other and general administrative expense primarily attributable to increased cost associated with the SkyVue USA acquisition.

OTHER (INCOME) EXPENSE, NET

The increase in other (income) expense is primarily attributable to derivative instruments income of $743,000. This income represents the net unrealized (non-cash) charge during the three months ended March 31, 2006, in the fair value of our derivative instrument liabilities related to warrants and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately. Additionally interest associated with the debt is $131,000 during the three months quarter ended.

NET LOSS

For the three months ended March 31, 2006, our net loss was $715,000 compared to a loss of $467,000 for the three months ended March 31, 2005. The increase in the loss for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005, was attributable to the factors discussed immediately above.

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS

For the three months ended March 31, 2006, our net loss was $845,000 compared to a loss of $704,000 for the three months ended March 31, 2005. The Company's Net Loss Applicable to common shareholders included deemed dividends on the beneficial conversion of the 87,000 shares of Series A Preferred Stock that was limited to the amount of consideration received totaling $130,000 in the three months ended March 31, 2006.

CASH FLOWS

The Company's operating activities increased net cash used by operating activities to $799,000 in the three months ended March 31, 2006, compared to net cash used of $280,000 in the three months ended March 31, 2005. The increase in net cash used by operating activities was primarily attributable to fund an increase in the company's net operating loss $715,000, net of $660,000 non-cash charges combined with derivative income $743,000 for a net credit non-cash charge of $83,000, together combined with $716,000 of cash used by fluctuations in working capital requirements consisting of the combination of accounts receivable, inventory, prepaid expenses, accounts payable, accrued expenses and deferred revenue.

The Company's investing activities used net cash of $78,000 in the three months ended March 31, 2006, compared to use of net cash of $91,000 in the three months ended March 31, 2005. The decrease was due primarily to a decrease in capital expenditures compared to last year.

The Company's financing activities provided net cash proceeds of $1,428,000 in the three months ended March 31, 2006, compared to $373,000 of cash provided in the three months ended March 31, 2005. The cash provided in the three months ended March 31, 2006, was primarily associated with the investor advances of $130,000, proceeds from line of credit of $1,239,000 and proceeds received from the company's private placement and exercised options of $95,000 from common stock net of commissions.

LIQUIDITY AND CAPITAL RESOURCES:

At March 31, 2006, the Company's current assets totaled $1,993,000 (including cash and cash equivalents of $1,153,000). Total current liabilities were $3,252,000, resulting in negative working capital of $1,259,000. The Company has funded operations to date through a combination of utilizing cash on hand, issuing common stock to settle certain current liabilities and raising additional capital through the sale of its securities.


During the first quarter ended March 31, 2006, the Company completed a two-year unsecured revolving credit facility with certain shareholders providing for a $2 million line of credit to be used for funding general working capital, acquisitions and project financing, including the Enterprise Network Solutions being provided to the regional banking market sector. The terms of the two-year unsecured revolving credit facility will allow us to draw upon the facility as financing requirements dictate and provides for quarterly interest payments at an annual 6% rate. The loan may be prepaid without penalty or repaid at maturity. In the event that the Company draws down the full $2 million amount available under the Revolving Note dated February 2006 on or prior to December 31, 2006, and if the Company requires additional working capital to pursue its business strategy and operations, Angus Capital Partners agrees to fund on a requested basis an additional $1 million during 2006 under the same terms and conditions as set forth in the Note.

Depending on how our funds are deployed, we may need to raise additional capital as early as the third quarter of 2006. Furthermore, we anticipate that we will need additional capital in the future to continue to expand our business operations, which expenditures may include the following:

         o Acquisitions of one or more companies, networks or other assets

         o Investment in towers, radios, customer premise equipment and other related equipment associated with wireless broadband expansion plans

         o Investment in back office systems and related infrastructure to support the Company's wireless broadband expansion plans

         o Investment in laboratory facilities including test and simulation equipment

         o Investment or licensing of certain intellectual property related to the Company's wireless broadband expansion plans

         o        General working capital purposes

The Company operations for the three months ended March 31, 2006, was primarily funded by investor advances of $130,000, proceeds from line of credit of $1,239,000 and proceeds received from the Company's private placement and exercise options of $95,000 from common stock net of commissions.

Other than the credit facility with Angus Capital Partners, we do not have any significant credit facilities available with financial institutions or other third parties and as such we must rely upon best efforts third-party funding from individual accredited investors. Subsequent to quarter ended March 31, 2006, the Company commenced a best-efforts private placement of up to $2.5 million in units consisting of a $25,000 10% three year bond to a limited number of accredited investors. The bonds are due and payable upon maturity at the end of the three year period. Interest on the bond is payable at a rate of 10% per annum and is semi-annually. There e can be no assurance that we will be successful in r aising any funds from this debt offering or from any future best efforts financing efforts. If we are unable to either obtain financing from external sources or generate internal liquidity from anticipated future operations, we may need to curtail acquisition plans and operations.


CONTRACTUAL OBLIGATIONS

The following table sets forth contractual obligations as of March 31, 2006:

                                                  Payments Due by Period
                               ---------------------------------------------------------------------
                                           Less than 1                                   More than 5
                                Total         Year        1-3 Years      3-5 Years          Years
                               --------     --------       --------       ---------       ---------
Contractual obligations:
  Long-term debt obligations   $ 2,147      $    30        $ 2,117        $      -        $      -
  Operating lease obligations      436          107            329               -               -
                               --------     --------       --------       ---------       ---------
Total contractual obligations  $ 2,583      $   137        $ 2,446        $      -        $      -
                               ========     ========       ========       =========       =========

The Company's contractual obligations consist of certain off-balance-sheet obligations for office space operating leases requiring future minimal commitments under non-cancelable leases.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2006, the Company did not have any significant off-balance-sheet arrangements.

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

RECENT ACCOUNTING PRONOUNCEMENTS

There have been no material changes to the recent accounting pronouncements as previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

WE HAVE A LIMITED OPERATING HISTORY WITH SIGNIFICANT LOSSES AND EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE.

We have incurred annual operating losses since our inception. As a result, at March 31, 2006, we had an accumulated deficit of $7,110,000. Our gross revenues for the three months ended March 31, 2006, were $862,000, with a loss from operations of $715,000 and a net loss applicable to common shareholders of $845,000.

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

WE HAVE A LIMITED CASH AND LIQUIDITY POSITION AND WILL NEED TO RAISE ADDITIONAL FUNDS TO FUND OPERATIONS.

As of March 31, 2006, we had cash balances of $1,153,000 and a working capital deficit of $1,259,000. We have historically financed our operations through private equity and debt financings. For the three months ended March 31, 2006, we did not generate positive cash flow from our operations. Depending on how our funds are deployed, we may need to raise additional capital as early as the third quarter of 2006. Moreover, we anticipate that we will need additional capital in the future to continue to expand our business operations. During the quarter ended March 31, 2006, the Company completed a two-year unsecured revolving credit facility with certain shareholders providing up to $3 million line of credit to be used by ERF Wireless for funding general working capital, acquisitions and project financing, including the expansion of the Company's Enterprise Network Solutions being provided to the regional banking market sector. The terms of the two-year unsecured revolving credit facility allow ERF Wireless to draw upon the facility as financing requirements dictate and provides for quarterly interest payments at an annual 6% rate. The loan may be prepaid without penalty or repaid at maturity. We do not have any commitments for equity funding at this time, and additional funding may not be available to us on favorable terms, if at all. As such there is no assurance that we can raise additional capital from external sources, the failure of which could cause us to sell assets or curtail operations.

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

ADDITIONAL CAPITAL MAY DILUTE CURRENT STOCKHOLDERS.

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

THE MARKET PRICE OF OUR COMMON STOCK IS VERY VOLATILE AND THE VALUE OF YOUR INVESTMENT MAY BE SUBJECT TO SUDDEN DECREASES.

The trading price for our common stock has been, and we expect it to continue to be, volatile. For example, the closing bid price of our stock has fluctuated between $1.38 per share and $11.75 per share since September 20, 2004. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results and general market and economic conditions, which are beyond our control. Factors such as fluctuations in our financial and operating results, technological innovations or new commercial products and services by us or our competitors, could also cause the market price of our common stock to fluctuate substantially. In addition, the stock market has, from time to time, experienced extreme price and volume fluctuations. These broad market fluctuations may lower the market price of our common stock. Moreover, during periods of stock market price volatility, share prices of many companies have often fluctuated in a manner not necessarily related to their operating performance. Accordingly, our common stock may be subject to greater price volatility than the stock market as a whole.

A LOW MARKET PRICE MAY SEVERELY LIMIT THE POTENTIAL MARKET FOR OUR COMMON STOCK.

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

The Company's revenue and operating results may vary significantly from quarter to quarter due to a number of factors. In future quarters, operating results may be below the expectations of public market analysis or investors, and the price of our common stock may decline. For the three months ended March 31, 2006, the Company's Wireless Messaging Services contributed almost 31% of the Company's revenues. Factors that could cause quarterly fluctuations include:

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

         o Accordingly, the failure to obtain significant future revenue, or lower than expected revenue in the future, could adversely affect our stock price and liquidity.


FOR THE YEAR 2006, THE MAJORITY OF OUR REVENUE WAS GENERATED FROM SHORT-TERM AGREEMENTS.

For the three-month period ended March 31,2006, the majority of our revenues from customers resulted from short-term, terminable at will, arrangements. There is no assurance that these customers will continue to conduct business with us in the future, the failure of which could have a material adverse effect on our business operations.

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

FAILURE TO PROTECT ITS CRYPTOVUE INTELLECTUAL PROPERTY COULD ADVERSELY AFFECT ITS FUTURE GROWTH AND SUCCESS.

The Company's ability to successfully protect its proprietary technology is essential to its success. Although, the Company filed a patent application on its CryptoVue intellectual property in March 2006, there can be no assurance that this patent will be issued. The failure to adequately protect CryptoVue intellectual property could adversely affect the Company's growth and success.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2006, the Company issued 50,002 shares of its common stock, Class A Warrants to purchase 50,002 shares of common stock, and Class B Warrants to purchase 50,002 shares of common stock for $75,000 in funds sold during the three months ended March 31, 2006. The Class A Warrant has an exercise price of $5.00 per share and the Class B Warrant has an exercise price of $7.50 per share. Each warrant allows the holder to purchase one share of common stock at the exercise price. The Company is relying upon the following facts in its determination that the issuance of shares under the Stock Purchase Agreement is an exempt transaction under Section 4(2) of the Securities Act for "transactions by an issuer not involving any public offering." There was no general solicitation or general advertising. There was an opportunity for all purchasers to ask questions and receive answers concerning the terms and conditions of the offering. The purchasers were accredited investors and all have such knowledge and experience in financial and business matters as to be capable of evaluating alone the merits and risks of the prospective investment. All certificates for shares contained a Rule 144 legend."

IExcept as otherwise noted, the securities described in this Item were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. Each such issuance was made pursuant to individual contracts which are discrete from one another and are made only with persons who were sophisticated in such transactions and who had knowledge of and access to sufficient information about the Company to make an informed investment decision. Among this information was the fact that the securities were restricted securities.

ITEM 3. DEFAULT IN SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None


ITEM 6. EXHIBITS

Exhibit 2.1       Agreement and Plan of Merger between Fleetclean Systems, Inc. and ERF Wireless, Inc. (1)
Exhibit 2.2       Articles of Merger (1)
Exhibit 3.1       Articles of incorporation of ERF Wireless, Inc. (1)
Exhibit 3.1.1     Certificate of Amendment to Articles of incorporation of ERF Wireless, Inc. (1)
Exhibit 3.2       Bylaws of ERF Wireless, Inc. (1)
Exhibit 4.1       Designation of Preferences (1)
Exhibit 4.2       Amendment to Designation of Preferences (7)
Exhibit 4.3       Amended and Restated Designation of Series A Preferred Stock (11)
Exhibit 5.1       Legal Opinion (11)
Exhibit 10.1      Greg Smith Amended and Restated Employment Agreement (5)
Exhibit 10.2      Addendum to Debt Conversion and Funding Agreement effective September 30, 2004, between
                  ERF Wireless, Inc., Eagle R.F. International and Investors. (6)
Exhibit 10.3      Asset and Liability Contribution Agreement dated March 31, 2004, between Fleetclean
                  Systems, Inc. and Fleetclean Chemicals, Inc. (2)
Exhibit 10.4      Stock Purchase Agreement dated May 15, 2004, between Systom Trust Joint Venture and
                  Kenneth A. Phillips et. al. (3)
Exhibit 10.5      Subscription Agreement dated May 11, 2004, between Fleetclean Systems, Inc. and Systom
                  Trust Joint Venture (3)
Exhibit 10.6      Acquisition Agreement dated May 15, 2004, between Kenneth A. Phillips and Fleetclean
                  Systems, Inc. (3)
Exhibit 10.7      2004 Non-Qualified Stock Compensation Plan (4)
Exhibit 10.8      Second Addendum to Debt Conversion and Funding Agreement effective July 1, 2005, between
                  ERF Wireless, Inc., Eagle R.F. International and Investors. (8)
Exhibit 10.9      Form of Common Stock Purchase Warrant Agreement, by and between ERF Wireless, Inc. and
                  Investor (9)
Exhibit 10.10     Form of Convertible Term Note, by and between the ERF Wireless, Inc. and Investor (9)
Exhibit 10.11     Form of Registration Rights Agreement, by and between the ERF Wireless, Inc., and
                  Investor (9)
Exhibit 10.12     Form of Stock Purchase Agreement, by and between ERF Wireless, Inc. and Investor.(9)
Exhibit 10.13     Asset Purchase Agreement dated August 8, 2005, by and among ERF Wireless, Inc., a Nevada corporation, ERF Enterprise Network Services, Inc., a Texas corporation, and SkyVue USA
                  East Central Texas, Inc., a Texas corporation (10)
Exhibit 10.14     Form of SkyVue Note. (11)
Exhibit 10.15     Series A Preferred Conversion Restriction Agreement. (11)
Exhibit 10.16     Warrant issued in June 2004.(11)
Exhibit  10.17    Employment Agreement with John Burns.(11)
Exhibit 20.1      List of Subsidiaries(11)
Exhibit 23.1      Independent Auditors' Consent
Exhibit 31        Certification of Chief Executive officer and Chief Financial officer pursuant to Rules 13a-14
                  (a) and 15d-14 (a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32        Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
__________
(1)    Incorporated by reference from the Form 10-QSB for September 30, 2004;
(2)    Incorporated by reference from the Form 10-QSB for June 30, 2004;
(3)    Incorporated by reference from the Form 8-K for May 28, 2004;
(4)    Incorporated by reference from the Form S-8 filed December 29, 2004;
(5)    Incorporated by reference from the Form 10-KSB filed April 15, 2005;
(6)    Incorporated by reference from the Form 10-KSB/A - Amendment No. 1 filed on August 29, 2005;
(7)    Incorporated by reference from the Form 10-QSB for March 31, 2005;
(8)    Incorporated by reference from the Form 10-QSB/A - Amendment No. 1;
(9)    Incorporated by reference from the Form 8-K for September 19, 2005;
(10)   Incorporated by reference from the Form 8-K for August 12, 2005;
(11)   Incorporated by reference from the Form SB-2 filed on December 12, 2005.
(12)   Incorporated by reference from the Form 10K-SB filed on April 13, 2006.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ERF Wireless, Inc.


 Date:  May 22, 2006

By:    /s/ R. Greg Smith
       -----------------------
       R. Greg Smith,
       Chief Executive Officer and Chief Financial Officer
       (Principal Executive Officer and Principal Financial
       and Accounting Officer)