Form 10QSB
period 2006-06-30
ERF Wireless, Inc.
filed 2006-08-21
CIK 1020646

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No [ X ]

The number of shares of common stock of the registrant outstanding at August 18, 2006, was 15,257,129.

Transactional Small Business Disclosure Format (check one):   Yes [ ]    No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                               ERF WIRELESS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 2006, AND DECEMBER 31, 2005
                       ($ in thousands except share data)

                                                     JUNE 30,       DECEMBER 31,
                                                       2006             2005
                                                   (UNAUDITED)
                                                   ------------    ------------
                                     ASSETS

Current assets
   Cash and cash equivalents                       $         32    $        602
   Accounts receivable, net                                  77              85
   Inventories                                               95             139
   Cost in excess of billings                                90              --
   Prepaid expenses                                         180             423
                                                   ------------    ------------
      TOTAL CURRENT ASSETS                                  474           1,249
                                                   ------------    ------------

PROPERTY AND EQUIPMENT
   Operating equipment                                      571             465
   Less accumulated depreciation                           (114)            (63)
                                                   ------------    ------------
      TOTAL PROPERTY AND EQUIPMENT                          457             402
                                                   ------------    ------------

OTHER INTANGIBLE ASSETS, NET                                351             436
OTHER ASSETS                                                  8               3

                                                   ------------    ------------
TOTAL ASSETS                                       $      1,290    $      2,090
                                                   ============    ============

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                $        368    $        163
   Accrued expenses                                         203             203
   Derivative liabilities                                   353           1,143
   Notes payable and current
      portion of long-term debt                           1,704             809
   Deferred revenue                                           9             307
                                                   ------------    ------------
      TOTAL CURRENT LIABILITIES                           2,637           2,625
                                                   ------------    ------------

Long-term notes payable                                     292             204
Deferred revenue                                             20              23
                                                   ------------    ------------
      TOTAL LONG-TERM LIABILITIES                           312             227
                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
   Preferred stock - $.001 par value
     Authorized 25,000,000 shares
     Issued and outstanding at
     June 30, 2006 and December
     31, 2005, 3,994,394 and
     4,173,530, respectively                                  4               4
   Common stock - $.001 par value
     Authorized 475,000,000 shares
     Issued and outstanding at June
     30, 2006, and December 31, 2005,
     13,384,345 and 7,645,031,
     respectively                                            13               8
   Additional paid in capital                             6,913           5,491
   Accumulated deficit                                   (8,589)         (6,265)
                                                   ------------    ------------
      TOTAL SHAREHOLDERS' DEFICIT                        (1,659)           (762)
                                                   ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT$       $      1,290    $      2,090
                                                   ============    ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                               ERF WIRELESS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE PERIODS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)
              ($ in thousands except share data and loss per share)

                                           FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                               ENDED JUNE 30,        ENDED JUNE 30,
                                             ------------------    ------------------
                                              2006       2005        2006       2005
                                             -------    -------    -------    -------

NET SALES:
   Products                                  $   260    $     1    $   922    $    18
   Services                                      121         91        309        133
   Other                                           6         --         18         50
                                             -------    -------    -------    -------
TOTAL SALES                                      387         92      1,249        201
                                             -------    -------    -------    -------

COSTS OF GOODS SOLD:
   Products and integration services             212         38        754         60
   Rent and maintenance                           18          8         33         17
   Salary and related cost                        49         --         50         --
   Depreciation                                    6         --         11         --
   Other cost                                     28         --         39          2
                                             -------    -------    -------    -------
TOTAL COSTS OF GOODS SOLD                        313         46        887         79
                                             -------    -------    -------    -------
GROSS PROFIT                                      74         46        362        122
                                             -------    -------    -------    -------

OPERATING EXPENSES:
   Selling, general and administrative         1,454        527      3,003      1,065
   Depreciation and amortization                  63         10        123         15
                                             -------    -------    -------    -------
TOTAL OPERATING EXPENSES                       1,517        537      3,126      1,080
                                             -------    -------    -------    -------

LOSS FROM OPERATIONS                          (1,443)      (491)    (2,764)      (958)
                                             -------    -------    -------    -------

OTHER INCOME/(EXPENSES):
   Interest income                                 3         --          4         --
   Interest expense                             (169)        --       (306)        --
   Derivative income                             129         --        872         --
                                             -------    -------    -------    -------
TOTAL OTHER INCOME (EXPENSE)                     (37)        --        570         --
                                             -------    -------    -------    -------

NET LOSS                                      (1,480)      (491)    (2,194)      (958)
                                             -------    -------    -------    -------

OTHER COMPREHENSIVE LOSS:
   Unrealized holding gain (loss)                 --          1         --          1

TOTAL OTHER COMPREHENSIVE LOSS               $(1,480)   $  (490)   $(2,194)   $  (957)
                                             =======    =======    =======    =======

Deemed dividend related to beneficial
   conversion feature of preferred stock          --       (389)      (130)      (626)

                                             =======    =======    =======    =======
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS   $(1,480)   $  (879)   $(2,324)   $(1,583)
                                             =======    =======    =======    =======

NET LOSS PER COMMON SHARE:
   Basic                                     $ (0.13)   $ (0.11)   $ (0.22)   $ (0.21)
   Diluted                                   $ (0.13)   $ (0.11)   $ (0.22)   $ (0.21)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.





                                                       ERF WIRELESS, INC.
                                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                   FOR THE PERIODS ENDED JUNE 30, 2006, AND DECEMBER 31, 2005
                                                        ($ in thousands)

                                                                                                                           TOTAL
                                                    COMMON STOCK    PREFERRED STOCK  ADDITIONAL           ACCUMULATED  SHAREHOLDERS'
                                                   --------------   ---------------   PAID IN   RETAINED COMPREHENSIVE    EQUITY
                                                   SHARES   VALUE   SHARES    VALUE   CAPITAL   EARNINGS    INCOME       (DEFICIT)
                                                   ------   -----   ------    -----   -------   --------   --------     -----------

TOTAL SHAREHOLDERS' EQUITY                          4,487   $   5    2,331    $   2   $ 1,523   $ (1,512)  $     --     $        18
   AS OF DECEMBER 31, 2004

Net loss                                               --      --       --       --        --     (3,411)        --          (3,411)

New stock issued to shareholders:
   Conversion of preferred stock to common stock    2,756       3     (147)      --        (3)        --         --              --
   For services, compensation and liabilities         260      --       --       --     1,099         --         --           1,099
   For retirement of debt and conversion
      of convertible preferred stock of
      employment contracts                             --      --    1,990        2     1,340         --         --           1,342
   Beneficial conversion value - deemed
      dividend on preferred stock                      --      --       --       --     1,342     (1,342)        --              --
   Proceeds from sale of common stock, net            142      --       --       --       190         --         --             190
                                                   ------   -----   ------    -----   -------   --------   --------     -----------

TOTAL SHAREHOLDERS' DEFICIT
   AS OF DECEMBER 31, 2005                          7,645       8    4,174        4     5,491     (6,265)        --            (762)

Net loss                                               --      --       --       --        --     (2,194)        --          (2,194)

New stock issued to shareholders:
   Conversion of preferred stock to common stock    4,964       5     (267)      --        (5)        --         --              --
   For services, compensation and liabilities         467      --       --       --       653         --         --             653
   For retirement of debt                             141      --       --       --       223         --         --             223
   For retirement of debt and conversion of
      convertible preferred stock of
      employment contracts                             --      --       87       --       130         --         --             130
   Beneficial conversion value - deemed
      dividend on preferred stock                      --      --       --       --       130       (130)        --              --
   Stock based compensation                            --      --       --       --       173         --         --             173
   Proceeds from sale of common stock, net            167      --       --       --       118         --         --             118
                                                   ------   -----   ------    -----   -------   --------   --------     -----------
TOTAL SHAREHOLDERS' DEFICIT
   AS OF JUNE 30,  2006 (UNAUDITED)                13,384   $  13    3,994    $   4   $ 6,913   $ (8,589)  $     --     $    (1,659)
                                                   ======   =====   ======    =====   =======   ========   ========     ===========

 SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.




                               ERF WIRELESS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE PERIODS ENDED JUNE 30, 2006 AND 2005,
                                   (Unaudited)
                                ($ in thousands)

                                                       FOR THE SIX MONTHS ENDED
                                                         --------------------
                                                         JUNE 30,     JUNE 30,
                                                          2006         2005
                                                         -------      -------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 $(2,194)     $  (958)
                                                         -------      -------
Adjustments to reconcile net loss
     to net cash used by operating activities:
   Amortization of debt discount                             231           --
   Depreciation and amortization                             136           15
   Stock issued for interest expense                          55           --
   Stock issued for services rendered                        598          314
   Stock based compensation                                  173           --
   Derivative income                                        (872)          --
   Allowance for doubtful accounts                            15           --
   (Increase) in accounts receivable, net                     (7)         (13)
   Decrease in inventories                                    44            3
   Decrease/ (increase) in prepaid expenses                  207          (23)
   (Increase) in cost in excess of billings                  (90)          --
   Increase/ (decrease) in accounts payable                  205           (4)
   Increase in accrued expenses                               25           25
   Decrease in deferred revenue                             (302)          (7)
                                                         -------      -------
      Total Adjustment                                       418          310
                                                         -------      -------
NET CASH USED BY OPERATING ACTIVITIES                     (1,776)        (648)
                                                         -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                       (106)        (111)
   (Decrease) in marketable securities                        --           (1)
   (Increase) in other assets                                 (5)          --
                                                         -------      -------
NET CASH USED BY INVESTING ACTIVITIES                       (111)        (112)
                                                         -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from financing agreements                      1,639          627
   Payment of debt obligations                              (545)          (2)
   Proceeds from  investor loans                             130           --
   Proceeds from sale of common stock, net                    93          168
                                                         -------      -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  1,317          793
                                                         -------      -------

NET INCREASE/(DECREASE) IN CASH                             (570)          33
CASH AT THE BEGINNING OF THE PERIOD                          602            6
                                                         -------      -------
CASH AT THE END OF THE PERIOD                            $    32      $    39
                                                         =======      =======

Supplemental disclosure of cash flow information:
Net cash paid during the year for:
   Interest                                              $     2      $    --
   Income taxes                                          $    --      $    --

Supplemental non-cash investing activities
(See Notes 6 and 15) and changes in shareholders equity.

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                       5

                               ERF WIRELESS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


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

RECLASSIFICATION

Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 financial presentation. The reclassification has no impact on net loss.

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

                               ERF WIRELESS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


ALLOWANCE FOR DOUBTFUL ACCOUNTS

Earnings are charged with a provision for doubtful accounts based on a current review of collectibility of accounts receivable. Accounts deemed uncollectible are applied against the allowance for doubtful accounts.

DEFERRED REVENUES

Revenues that are billed in advance of services being completed are deferred until the conclusion of the period of the service for which the advance billing relates. Deferred revenues are included on the balance sheet in current and long-term liabilities until the service is performed and then recognized in the period in which the service is completed. The Company's deferred revenues consist of billings in advance of services being rendered for its wireless broadband, banking network monitoring and maintenance and wireless messaging customers and, accordingly, are deferred and recognized monthly as earned. The Company had deferred revenues in current and long-term liabilities of $29,000 and $330,000 as of June 30, 2006, and December 31, 2005, respectively.

ADVERTISING COSTS

Advertising costs are expensed when incurred. For the periods ended June 30, 2006 and 2005, the Company expensed $42,000 and $20,000, respectively.

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

INVENTORIES

Inventories are valued at the lower of cost or market. The cost is determined by using the average cost method. Inventories consist of the following items, in thousands:

                               ERF WIRELESS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


                                                  June 30,          December 31,
                                                    2006                2005
                                                 ----------          ----------
                    Raw material                 $       30          $      125
                    Finished goods                       65                  14
                                                 ----------          ----------
                                                 $       95          $      139
                                                 ==========          ==========

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

                               ERF WIRELESS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


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

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods ended June 30, 2006, and June 30, 2005, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

RECENT ACCOUNTING PRONOUNCEMENTS

There have been no material changes to the recent accounting pronouncements as previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

                               ERF WIRELESS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 2 - ACCOUNTS RECEIVABLE

Accounts Receivable consists of the following (in thousands):

                                                      June 30,      December 31,
                                                        2006            2005
                                                     -----------    -----------
           Accounts receivable                       $        92    $        86
           Allowance for doubtful accounts                   (15)            (1)
                                                     -----------    -----------
           Accounts receivable, net                  $        77    $        85
                                                     ===========    ===========


NOTE 3 - PROPERTY AND EQUIPMENT:

Components of property, plant, and equipment, consist of the following items (in thousands):

                                                      June 30,      December 31,
                                                        2006            2005
                                                     -----------    -----------
           Automobile                                $        48    $        42
           Operating equipment                               251            211
           Office furniture and equipment                     79             72
           Leasehold improvements                             49             17
           Computer equipment                                106             85
           Land                                               38             38
                                                     -----------    -----------
              Total property, plant and equipment            571            465
                 Less accumulated depreciation              (114)           (63)
                                                     -----------    -----------
              Net property, plant and equipment      $       457    $       402
                                                     ===========    ===========

Depreciation expense was approximately $51,000 and $15,000 for the six months ended June 30, 2006 and 2005, respectively.

NOTE 4 - OTHER INTANGIBLES

Other intangible assets consist of the following (in thousands):

                                                                      June 30, 2006
                                                       ----------------------------------------------
                                       Weighted           Gross
                                     Average Useful      Carrying       Accumulated      Net Carrying
                                    Life (in years)       Amount       Amortization         Amount
                                    ---------------    ------------     -----------      ------------
        Customer relationships            3.0          $       261      $       80       $       181
        Workforce in place                3.0                  125              38                87
        Non-compete agreement             3.0                  100              31                69
        Developed technology              3.0                   20               6                14
                                                       ------------     -----------      ------------
                                                       $       506      $      155       $       351
                                                       ============     ===========      ============

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

Total amortization of intangibles was $84,000 and $0 for the six months ended June 30, 2006 and 2005, respectively. The estimated amortization expense for the three years will be $169,000 for years 2006 and 2007 and $99,000 in 2008.

NOTE 5 - DEBT CONVERSION

To date the Company has been funded by various Investors under the terms of a Debt Conversion and Funding Agreement dated September 30, 2004, an Addendum to Debt Conversion and Funding Agreement dated December 31, 2004, and a Second Addendum to Debt Conversion and Funding Agreement dated July 1, 2005. During the six months ended June 30, 2006, the Company was obligated to issue 86,667 shares of its Series A Preferred Stock for the conversion of $130,000 in debt owed to these same Investors. The $130,000 of cash was received during the six months

                               ERF WIRELESS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


ended June 30, 2006, and recorded as debt when initially received and then converted to Series A Preferred Stock at the respective quarter ending through June 30, 2006. The advances are unsecured, bear no interest and are classified as long-term investor advances until such time as they are converted into equity pursuant to the Debt Conversion and Funding Agreements. The Company recorded a deemed dividend on the beneficial conversion of the 86,667 shares of Series A Preferred Stock that was limited to the amount of consideration received totaling $130,000 in the six months ended June 30, 2006.

The Company was obligated to issue one share of Series A Convertible Preferred Stock for every Fifty Cents ($0.50) in claims converted. The terms of the agreement did not change in the addendum to Debt Conversion and Funding Agreement with the exception of the incremental funding provision providing for an incremental $750,000 in funding through the period ending June 30, 2006. The Company was obligated to issue one share of Series A Convertible Preferred Stock for every One Dollar and Fifty Cents ($1.50) in claims converted under the Second Addendum to Debt Conversion and Funding Agreement. The Company had $28,767 remaining available against the Second Addendum to Debt Conversion and Funding Agreement at June 30, 2006.

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

COMMON STOCK

As of June 30, 2006, the Company had 13,384,345 shares of its $.001 par value common stock issued and outstanding.

During the six months ended June 30, 2006, the Company issued 608,000 shares of common stock in lieu of cash for services rendered against professional services and consulting agreements valued at $418,000, interest expense of $55,000, settlement expense of $32,000, other services of $64,000, notes payable of $223,000 and $84,000 for salary and compensation. The Company valued the 608,000 shares at the closing market price on the date of issuance of such shares.

PREFERRED STOCK

The Company has 25,000,000 shares of Series A Preferred Stock authorized of which 3,994,394 shares were issued and outstanding as of June 30, 2006. The Series A Preferred Stock is convertible at holder's option at one preferred share for 18.676347 shares Common Stock and has a 2:1 liquidation preference. The holder of Series A Preferred Stock is required to give a 65-day notice of conversion to the company. With respect to the Series A Preferred Stock outstanding at June 30, 2006, the Company would be required to issue 74,600,688 shares of its Common Stock if all of the holders fully converted. However, during the 4th quarter 2005, all of the Series A holders entered into a Series A Conversion Restriction Agreement whereby all Series A holders, as a group, are prohibited from converting more than 5% of the total outstanding (as of September 30, 2005) Series A holdings in any one calendar quarter. Additionally, the Company had $28,767 of funding remaining against the Second Addendum to Debt Conversion and Funding Agreement dated July 1, 2005, providing for the issuance of 500,000 shares of Series A for the conversion of $750,000 in debt. If the Company borrowed the remaining $28,767, it would be required to issue 358,175 shares of Common Stock.

WARRANTS AND OPTIONS

The Company had warrants and options outstanding to purchase 1,771,677 common shares as of June 30, 2006.

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

                               ERF WIRELESS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Warrants for 208,339 shares of common stock at $5.00 per share and warrants for 208,339 shares at $7.50 per share were issued by the Company during the 2nd and 4th quarter of 2005, and the 1st and 2nd quarter of 2006. Specifically, the Company sold 208,339 shares of Common Stock for $312,500 to accredited investors pursuant to the exemption provided by Regulation D of the Securities Act and issued such warrants to purchase 208,339 shares of Common Stock at $5.00 per share and 208,339 shares of common stock at $7.50 per share expiring August 2007. The Company attributed no value to these warrants in the quarters in which they were issued.

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

Options for 150,000 shares of common stock at $1.38 per share were issued by the Company in the 1st quarter March 2006. Specifically, the Company issued these options to an officer and employee pursuant to milestones contained in their employment contracts. See Note 12 for the description of each employee's contract term.

Options for 35,000 shares of common stock at $3.24 per share were issued by the Company in the 1st quarter March 2006. The Company issued these options to employees for service with the Company.

No options were issued or vested during the three months ended June 30, 2006.

The following table summarizes options/warrants that are issued, outstanding and exercisable.

                                 Options/Warrants           Options/Warrants
                               Issued & Outstanding            Exercisable
                             ------------------------   ------------------------
                Expiration    June 30,     June 30,      June 30,     June 30,
Excerise Price     Date         2006         2005          2006         2005
--------------  ----------   -----------  -----------   -----------  -----------
0.20             Dec-07         780,000      880,000       780,000      880,000
5.00             Aug-07         208,339      125,003       208,339      125,003
7.50             Aug-07         208,339      125,003       208,339      125,003
3.24             Dec-06          35,000            -        35,000            -
1.38             Jul-09         150,000            -       150,000            -
3.57             Sep-10         389,999            -       389,999            -
                             -----------  -----------   -----------  -----------
                              1,771,677    1,130,006     1,771,677    1,130,006
                             ===========  ===========   ===========  ===========


NOTE 7 - INCOME TAXES

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Implementation of SFAS 109 did not have a material cumulative effect on prior periods nor did it result in a change to the current year's provision.

The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

                                                June 30, 2006  December 31, 2005
                                                -------------  -----------------

            U. S. Federal statutory tax rate    %         34   %             34
            U.S. valuation difference                    (34)               (34)
            Effective U. S. tax rate                       -                  -
            Foreign tax valuation                          -                  -
            Effective tax rate                             -                  -


Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. Federal income tax of 34% to pretax income from continuing operations as a result of the following (in thousands):

                               ERF WIRELESS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


                                                    June 30,        December 31,
                                                      2006              2005
                                                  -----------       -----------
         Computed expected tax benefit            $      (746)      $    (1,160)
         Increase in valuation allowance                  746             1,160
                                                  -----------       -----------
         Income tax expense                       $        --       $        --
                                                  ===========       ===========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2006, and December 31, 2005, are presented below (in thousands):

                                                    June 30,        December 31,
                                                      2006              2005
                                                  -----------       -----------
         Deferred tax assets:
            Net operating loss carry forwards     $    (2,166)      $    (1,420)
            Less valuation allowance                    2,166             1,420
                                                  -----------       -----------
         Net deferred tax assets                  $        --       $        --
                                                  ===========       ===========

The valuation allowance for deferred tax assets as of June 30, 2006, and December 31, 2005, was $2,166,000 and $1,420,000, respectively. As of June 30, 2006, the Company has a net operating loss carry-forward of $7,716,000, which is available to offset future federal taxable income, if any, with expiration beginning 2012 and ending 2025.

NOTE 8 - EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amount):

                                               For the six months ended June 30, 2006
                                             -------------------------------------------
                                               Income          Shares        Per-Share
                                             (Numerator)   (Denominator)      Amount
                                             -----------    -----------    -------------
Net loss                                     $    (2,194)                  $          --
Basic EPS:
   Income available to common stockholders        (2,194)         9,903            (0.22)
   Effect of dilutive securities warrants             --             --               --
                                             -----------    -----------    -------------
Diluted EPS:
   Income available to common stockholders
      and assumed conversions                $    (2,194)         9,903    $       (0.22)
                                             ===========    ===========    =============


                                               For the six months ended June 30, 2005
                                             -------------------------------------------
                                               Income          Shares        Per-Share
                                             (Numerator)   (Denominator)      Amount
                                             -----------    -----------    -------------
Net loss                                     $      (958)                             --
Basic EPS:
   Income available to common stockholders          (958)         4,595            (0.21)
   Effect of dilutive securities warrants             --             --               --
                                             -----------    -----------    -------------
Diluted EPS:
   Income available to common stockholders
      and assumed conversions                $      (958)         4,595    $       (0.21)
                                             ===========    ===========    =============


NOTE 9 - MAJOR CUSTOMERS

The Company had gross sales of approximately $1,249,000 and $201,000 for the six months ended June 30, 2006 and 2005, respectively. The Company had two customers that represented approximately 44% and 13% of the gross sales in the six months ended June 30, 2006 and had one customer that represented 16% of gross sales for the six months ended June 30, 2005.

                               ERF WIRELESS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 10 - NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debts consist of the following (in thousands):

                                                      Terms                       Maturity Date  Interest Rate  Balance
                                      --------------------------------------      -------------  -------------  -------
Taylor Economic Development Corp.     $1,119 / Month including interest           June-07            7.00%           12
Insurance company                     $1,753 / Month including interest           August-06          8.35%            1
SkyVue USA East Central Texas, Inc    $40,000 / Quarterly plus interest           February-08        6.00%          258
Investor notes                        2 years (See below)                         Demand             6.00%          667
Line of credit                        2 years/ Quarterly interest (See below)     February-08        6.00%          839
E bond investor notes                 3 years/ Semiannual interest (See below)    May-09            10.00%          219
                                                                                                                -------
Total debt                                                                                                        1,996
Less current maturities                                                                                           1,704
                                                                                                                -------
Long-term debt                                                                                                      292
                                                                                                                =======

The current maturities of these debts are $1,618,000, $166,000, $18,000 and $194,000 for the years ended December 31 2006, 2007, 2008 and 2009, respectively.

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

                               ERF WIRELESS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the income statement. The Company uses the effective interest method to record interest expense and related debt accretion which was $96,631 for the year ending December 31, 2005, and will be $458,229 and $437,123 for years ending December 31, 2006 and 2007, respectively.

The following table summarizes the convertible debt activity for the period September 06, 2005, to June 30, 2006:

                                                                           Compound
                                              Investor       Warrant      Derivative
                 Description                   Notes       Liabilities     Liability        Total
                                            -----------    -----------    -----------    -----------
      Fair value issuance at inception      $   508,017    $   470,702    $   521,281    $ 1,500,000
      09-06 to 09-30 change in fair value        18,373      2,389,132      1,012,547      3,420,052
      10-01 to 12-31 change in fair value        78,258     (2,160,313)    (1,090,630)    (3,172,685)
      01-01 to 03-31 change in fair value        90,258       (466,128)      (276,615)      (652,485)
      04-01 to 06-30 change in fair value       104,943       (149,288)        32,006        (12,339)
      Payments from inception to date          (133,130)            --             --       (133,130)
                                            -----------    -----------    -----------    -----------
      Fair value at June 30, 2006           $   666,719    $    84,105    $   198,589    $   949,413
                                            ===========    ===========    ===========    ===========

From inception to date through June 30, 2006, the Company recorded a net derivative income of $709,000 and for the six months ended June 30, 2006, a net derivative income of $860,000. The Company in conjunction with the convertible note as of six months ended June 30, 2006, has recorded debt interest expense of
$275,000

ERF Wireless, Inc., also incurred deferred financing costs of $178,500 in connection with the closing of the financing arrangement. The costs are recognized over the life of the Investor Notes, or 24 months, by using the straight line method. For the six months ended June 30, 2006, the Company recorded deferred financing cost in interest expense of $36,000. The following assumptions were used in the fair value determination of warrants liabilities at June 30, 2006:

                                                      Warrants
                          ---------------------------------------------------------------
      Assumptions           9/6/2005     9/30/2005    12/31/2005   3/31/2006   6/30/2006
-----------------------   ---------------------------------------------------------------
Dividend yield                  0.00%         0.00%        0.00%       0.00%       0.00%
Risk-free rate for term         3.89%         4.18%        4.35%       4.44%       5.10%
Volatility                     31.00%        31.00%       76.00%      78.00%      95.00%
Maturity Date                 5 years    4.93 years   4.68 years  4.44 years  4.19 years

A Black-Scholes methodology was used to value the warrants using a weighted average exercise price.

SKYVUE NOTES

On August 12, 2005, the Company issued two notes to SkyVueUSA East Central Texas, Inc., totaling $475,000 that bear interest at 6% and are secured by all of the capital stock issued and outstanding of ERF Enterprise Network Services, Inc.,( a subsidiary of the Company). The initial payment was $115,000, with nine subsequent quarterly payments of $40,000 plus interest. At June 30, 2006, the balance of the note was $258,051.

LINE OF CREDIT

Effective March 10, 2006, ERF Wireless, Inc. (the "Company"), entered into a two-year unsecured revolving credit facility with certain private investors that provides a $2 million dollar line of credit. The terms of the two-year unsecured revolving credit facility allow ERF Wireless to draw upon the facility as financing requirements dictate and provide for quarterly interest payments at a 6% rate. The loan may be prepaid without penalty or repaid at maturity. In the event that ERF Wireless draws down the full $2 million amount available under the Revolving Note dated February 2006 ("Note") on or prior to December 31, 2006, and if ERF Wireless requires additional working capital to pursue its business strategy and operations, Angus Capital Partners agree to fund on a requested basis an additional $1 million during 2006 under the same terms and conditions as set forth in the Note. At June 30, 2006, the balance of the credit line was $839,041.

                               ERF WIRELESS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


E-SERIES BOND INVESTOR NOTE

On May 1, 2006, the Company has offered a Private Placement Memorandum to certain Accredited Investors whereby the Company is selling one hundred units of E-Series bonds (the "Bonds") at $25,000 per unit for a total maximum offering of $2,500,000. The Bonds are due and payable upon maturity at the end of the three-year period after the issuance date. Interest on the Bonds is payable at the rate of 10% per annum, and is payable semiannually. The Bondholder may require ERF Wireless to convert the Bond (including any unpaid interest) into shares of the Company's common stock at any time only during the first year. If the Bonds are converted under this option, the Company will issue shares representing 100% of the Bond principal and unpaid interest due up to the date the stock is issued. Shares issued under this option will be valued at the lesser of $1.50 or the 20-day trailing average per share closing price of ERFW common stock for the 20 days immediately preceding the notice of conversion. This first year conversion includes a warrant to purchase one additional share of common stock at a price of $5.00 for every share of common stock that has been received from the conversion of the Bond principal.

At the Company's discretion at any time after the first year, the Bonds, including the interest payments may be repaid in cash or in shares of our common stock, which will be valued at the average last sales price of our common stock over the 60-trading-day period preceding any payment date. If the Company chooses to issue shares of our common stock as repayment of the Bond as payment of interest, we will issue shares representing 125% of the Bond principal. If the Company's choose to issue shares of our common stock as payment of interest, we will issue shares representing 100% of the interest due. If the Company chooses to pay cash for either the Bond repayment or any interest payment, we will pay cash representing 100% of the amounts owed. ERF Wireless may redeem the Bonds at any time after the first year following their purchase but not before. The offering will terminate on August 30, 2006, unless such date is extended at the Company's discretion. As of June 30, 2006 the Company has sold $300,000 of E-Series Bonds.

The E-Series Bonds were determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature and the redemption option (compound embedded derivative liability). At the date of issuance the E-Series Bond, compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the income statement. The Company uses the effective interest method to record interest expense and related debt accretion which was $5,584 for the six months ended June 30, 2006, and will be $10,641, $12,286, and $6,738 for years ending December 31, 2006, 2007 and 2008, respectively.

The following table summarizes the convertible debt activity for the period May 31, 2006, to June 30, 2006:

                                                          Compound
                                              Investor   Derivative
                 Description                   Notes     Liability      Total
                                             ---------   ---------    ---------
       Fair value issuance at inception      $ 217,754   $  82,246    $ 300,000
       05-31 to 06-30 change in fair value         763     (11,750)     (10,987)
       Payments from inception to date              --          --           --
                                             ---------   ---------    ---------
       Fair value at June 30, 2006           $ 218,517   $  70,496    $ 289,013
                                             =========   =========    =========

For inception to date through June 30, 2006, the Company recorded a net derivative income of $12,000. The Company in conjunction with the convertible note as of six months ended June 30, 2006, has recorded debt interest expense of $3,000.

NOTE 11 - UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts for the six months ended June 30, 2006 and December 31, 2005, are summarized as follows (in thousands):

                                                        June 30,    December 31,
                                                         2006          2005
                                                       ----------    ---------
          Costs incurred on uncompleted contracts      $      698    $      --
          Estimated profit                                    100           --
                                                       ----------    ---------
          Gross revenue                                       798           --
                                                       ----------    ---------
          Less: billings to date                              708           --
                                                       ----------    ---------
          Costs and profit in excess of billings       $       90    $      --
                                                       ==========    =========

                               ERF WIRELESS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 12 - COMMITMENTS AND CONTINGENCIES

LEASES AND LICENSE AGREEMENTS

For the six months ended June 30, 2006 and 2005, rental expenses of approximately $138,000 and $88,000, respectively, were incurred. The Company accounts for rent expense under leases that provide for escalating rentals over the related lease term on a straight-line method.

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

The Company has added to its primary corporate headquarters lease approximately 2,700 square feet of office space at 2911 South Shore Blvd. Suite 110 in League City, Texas. The office space lease is with South Shore Harbor Development Ltd., with initial base rent monthly payments during months 1 through 19 of $1,298, escalating to $1,433 for months 20 through 43. The lease commenced on May 1, 2006, and expires on November 1, 2009.

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

The Company has a license agreement with Broussard Towers for use of their Giddings, Texas tower site. The license agreement expires on March 31, 2008, and requires monthly payments of $125.

Future obligations under the non-cancelable lease terms are as follows:


                          Period Ending
                           December 31,       Amount
                        -----------------   ----------
                              2006          $ 101,005
                              2007            171,883
                              2008            121,695
                              2009             84,999
                                            ----------
                              Total         $ 479,582
                                            ==========

                               ERF WIRELESS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


EMPLOYMENT AGREEMENTS

R. GREG SMITH

On August 1, 2004, the Company entered into an Executive Employment Agreement with R. Greg Smith, our CEO and CFO. Mr. Smith is paid a base salary of $180,000 per year and is eligible to receive a bonus equal to 1% of the revenues for the most recent twelve-month period of each acquisition made by the Company during his employment period. Mr. Smith received 63,828 shares of our Series A Convertible Preferred Stock par value $0.01 per share, as consideration for a sign-on bonus at a price of $0.50 per share for total consideration of $31,913.50. The preferred stock is convertible at holder's option at one preferred share for 18.676347 shares common stock and has a 2:1 liquidation preference and each preferred share has 20 votes. Mr. Smith is also entitled to receive up to 1,000,000 stock options under the Company's 2004 Non-Qualified Stock Option Plan for attainment of certain future cumulative revenue milestone achievements. These options, if any are earned, will vest when granted and have an exercise price of the lowest five-day average closing price existing for the Company's common stock during the twelve-month period immediately preceding the date of the vesting event. Mr. Smith is subject to a lock-up agreement which prohibits Mr. Smith from selling shares until August 1, 2006, unless agreed to by the Company in writing.

As of June 30, 2006, Greg Smith has earned 100,000 options to purchase 100,000 common shares for attainment of certain cumulative revenue milestones set forth in his employment agreement. These options are at an exercise price of $1.38 and expire on July 31, 2009. The income statement includes a compensation charge of $91,596 which charge is based on Black-Scholes option pricing model.

JOHN ADRIAN BURNS

On August 12, 2005, the Company entered into an executive employment agreement with John Adrian Burns as Chief Executive Officer and Chairman of ERF Enterprise Network Services, Inc. ("ENS"). Mr. Burns is paid $180,000 per year and other normal benefits available to all company employees. Additionally, Mr. Burns is eligible to receive non-qualified non-transferable stock options based on the future financial performance of ENS. These future financial performance targets are deemed the vesting events. The options are priced at $3.72 and when attained can be converted on a cashless basis into ERF Wireless, Inc. (Parent), common stock. The common shares received have piggyback registration rights and expire on the close of business of July 30, 2008. The vesting events and related incentive options are as follows:

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

On August 12, 2005, the Company entered into an executive employment agreement with John Arley Burns as President of ENS). Mr. Burns is paid $150,000 per year and other normal benefits available to all company employees. Additionally, Mr. Burns is eligible to receive non-qualified non-transferable stock options based on the future financial performance of ENS.

These future financial performance targets are deemed the vesting events. The options are priced at $3.72 and when attained can be converted on a cashless basis into ERF Wireless, Inc. (Parent), common stock. The common shares received have piggyback registration rights and expire on the close of business of July 30, 2008. The vesting events and related incentive options are as follows:

                               ERF WIRELESS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


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

As of June 30, 2006, Brian Cubley has earned 50,000 options to purchase 50,000 common shares for attainment of certain cumulative revenue milestones set forth in his employment agreement. These options are at an exercise price of $1.38 and expire on July 31, 2009. The income statement includes a compensation charge of $45,798 which charge is based on Black-Scholes option pricing model.

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

In March 2005, the Company entered into a one-year professional services agreement with Synchton Incorporated for financial and business support services. The agreement requires Synchton to provide one or more consultants for a total of 100 hours per month. The Company is obligated to pay Synchton $12,000 per month in cash or free trading stock. The Company at its discretion may issue up to 50% of the monthly fee in stock at the market price on the date of issuance; provided that if Synchton sells the stock within 30 days of issuance the Company is obligated to pay Synchton any shortfall between the difference in the market price on the issuance date and the market price on the sale date. Synchton's President is Scott A. Cubley. For the period ended June 30, 2006, total fees incurred by the Company under the agreement were $72,000.

Under various financing agreements, the Company received advances from related family trusts that totaled $130,000 in 2006, $1,142,000 in 2005 and $750,000 in
2004. The company repaid these advances through the issuance of 87,000 shares of convertible preferred stock in 2006, 1,761,000 shares in convertible preferred stock in 2005 and 1,500,000 in convertible preferred stock in 2004. Frances Cubley, the mother of H. Dean Cubley, holds the investment and voting power over certain of these family related trusts while Scott Cubley and Brian Cubley, the adult sons of H. Dean Cubley, have the investment and voting power over other of the remaining family trusts.

NOTE 14 - INDUSTRY SEGMENTS

This summary reflects the Company's current segments, as described below.

                               ERF WIRELESS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


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

NETWORK OPERATING SERVICES DIVISION (NOS)

NOS provides the overall day-to-day operations, maintenance, upgrading, 24/7 monitoring and expansion of all wireless broadband networks that the Company constructs, acquires, maintains and administers. The transactions in the NOS segment for the six months were not material.

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


          For the six months ended June 30, 2006 (in thousands)

                                             WMS       BWS      ENS      Total
                                          --------------------------------------
                    Revenue                 $ 362     $ 48     $ 839    $ 1,249
                    Segment loss             (433)    (144)     (646)    (1,223)
                    Segment assets            147      188       577        912
                    Capital expenditures       11       18       (12)        17
                    Depreciation                7       11         6         24

          For the six months ended June 30, 2005 (in thousands)

                                               WMS           BWS         Total
                                            -----------   ----------   ---------
                    Revenue                   $ 189         $ 12         $ 201
                    Segment loss                145           13           158
                    Segment assets              175           46           221
                    Capital expenditures          5           33            38
                    Depreciation                 15            -            15


       Reconciliation of Segment Loss from
            Operations to Net Loss               June 30, 2006     June 30, 2005
       -----------------------------------       -------------     -------------
       Total segment loss from operations        $      (1,223)    $       (158)
       Total corporate overhead                           (971)            (800)
                                                 -------------     -------------
       Net loss                                  $      (2,194)    $       (958)
                                                 =============     =============



       Reconciliation of Segment Assets to
                Total Assets                     June 30, 2006     June 30, 2005
       -----------------------------------       -------------     -------------
       Total segment assets                      $         912     $        221
       Total corporate assets                              378              107
                                                 -------------     -------------
       Consolidated  assets                      $       1,290     $        328
                                                 =============     =============

                               ERF WIRELESS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


The accounting policies of the reportable segments are the same as those described in the section titled Basis of Accounting. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation and amortization expense, accounting changes and non-recurring items.

Two customers accounts for $550,000 and $158,000 of Enterprise Network Services Division revenues. One customer accounts for $71,000 of Wireless Messaging Services Division revenues at June 30, 2006.

NOTE 15 - SUPPLEMENTAL NON-CASH DISCLOSURES:

During 2006, the Company issued stock in lieu of cash as payment for the following (in thousands):


                                                               Supplemental Non-
                                                                Cash Disclosure
                     Professional fees                           $        418
                     Settlements                                           32
                     Salary and compensation                               84
                     Other services rendered                               64
                     Interest expense                                      55
                     Notes payable                                        223
                                                                 ------------
                     Total non-cash settlements                  $        876
                                                                 ============


NOTE 16 - STOCK OPTIONS AND WARRANTS

In 2004, the Board of Directors adopted a Non-Qualified Stock Option Plan not approved by the Company's shareholders under which 5,000,000 shares of the Company's common stock have been reserved for issuance. There were 95,742 Series A preferred stock convertible to 1,788,111 common stock granted to certain Officers and employees under employment agreements. As of June 30, 2006, 1,464,749 common stock shares remain to be converted from Series A preferred stock. Also the Company has granted to certain officers and employees 185,000 stock options which are currently exercisable. As of June 30, 2006, under the Non-Qualified Stock Option Plan, 694,313 shares were issued and exercised to certain employees and consultants for services rendered.

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

The weighted average fair value of the individual options issued and granted during the six months ended June 30, 2006, is estimated at $2.27 on the date of grant. The fair values were determined using a Black-Scholes option-pricing model with the following assumptions:


                         8/1/2004  8/12/2005  12/31/2005   1/23/2006  3/31/2006
                         -------------------------------------------------------
     Assumptions         Options    Options     Options     Options    Options
-----------------------  -------------------------------------------------------
Dividend yield             0.00%     0.00%       0.00%        0.00%     0.00%
Risk-free rate for term    3.50%     4.18%       4.35%        4.45%     4.98%
Volatility               207.00%    31.00%      76.00%       89.00%    78.00%
Remaining life                 5         3           1          2.5       3.3


Option and warrant activity was as follows for the period ended June 30, 2006:

                               ERF WIRELESS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


                                                                     2006
                                                                Weighted-Average
                                                  Shares         Exercise Price
                                                -----------      -------------
         Outstanding at beginning of year         3,105,000      $        3.31
         Granted                                    232,000               2.27
         Assumed through acquisitions                    --                 --
         Exercised                                       --                 --
         Forfeited/cancelled                             --                 --
                                                -----------      -------------

         Outstanding throughout the period        3,337,000      $        3.17
                                                ===========      =============

         Exercisable at June 30, 2006               185,000      $        1.73
                                                ===========      =============


Information about options and warrants outstanding was as follows at June 30, 2006:

                                               Remaining          Average                      Average
              Range of       Number       Average Contractual     Exercise       Number        Exercise
          Exercise Prices  Outstanding       Life in Years         Price       Exercisable      Price
         ----------------  ------------   --------------------  -------------  ------------  -------------

         $1.38 - $3.72       3,337,000           2.40              $ 3.17        185,000        $ 1.73


NOTE - 17 SUBSEQUENT EVENTS

Subsequent to the quarter ended June 30, 2006, the Company engaged a New-York based brokerage firm as placement agent to undertake to use its reasonable efforts to offer and sell to accredited investors up to $10 million of the Company's securities in the form of units.

On August 16, 2006 the Company entered into a letter of intent to purchase the assets and operations of a company engaged in providing fixed wireless broadband Internet solutions to primarily commercial businesses. The purchase is subject to customary due diligence activities and completion of a definitive asset purchase agreement.

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

OVERVIEW

During the six-month period ended June 30, 2006, the Company began realizing revenue against its first contract for designing, constructing, maintaining and monitoring a secure 20-Mbps enterprise class wireless banking network for a Louisiana bank; interconnecting 12 locations in 10 cities along with an upgrade to an existing BankNet network. This contract totaled approximately $917,000, including a $655,000 installation contract, together with annual maintenance and monitoring services contract over five years. This project involves point-to-point links in excess of 30 miles with installation of two 190-foot towers, two 120-foot towers, six 96-foot towers, two 65-foot towers and 31 Motorola industrial microwave dish radios. The project also involves installation of 12 of our proprietary CryptoBox encryption devices at the branch locations and at the main operations center bank. The Company recently announced the completion of this project in a press release dated July 31, 2006. The design and installation of the high-speed wireless broadband network for this bank, together with a recurring revenue contract for monitoring and maintenance services over the next five-years, exemplifies our wireless broadband business model for the regional banking community. The Company's proprietary CryptoVue hardware, biometric encryption devices and processes implemented at each bank branch location are the real enablers that allow us to deliver these secure high-speed financial networks. The Company's banking network solutions not only lower the banks' overall communications costs, but also allow the bank to add new services such as Voice over IP, document and item imaging at the branch level, video conferencing and a host of other new applications that improve efficiency and lower costs of operations.

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

The quarter ended June 30, 2006, included the following additional highlights:

         o The Company announced the completion of a high-speed broadband financial network for Iberville Bank of Louisiana; wireless connecting remote branches in 11 cities to its operation center.

         o The Company announced the appointment of Jesus Hector Jimenez as CEO of the Company's Bundled Services Division; a communications industry veteran to lead the expansion efforts of the Company's ISP businesses, including the implementation and management of revenue sharing arrangements that allow the banks to resell their excess wireless capacity to commercial and residential customers throughout their communities.

         o The Company announced a contract with Jeff Davis Bank of Louisiana to upgrade its enterprise-class wireless banking network interconnecting the bank's 16 locations in 10 cities with its operation center.

         o The Company displayed its wireless banking connectivity solutions at numerous banking tradeshows and conventions including the Texas, Louisiana, Mississippi and Alabama Bankers Association Annual Conventions.

         o The Company announced the construction completion of the majority of its central Texas wireless broadband network in an area between Houston and Austin; covering more than 2,000 square miles of coverage area.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006, COMPARED TO THREE MONTHS ENDED JUNE 30, 2005
------------------------------------------------------------------------------

The following table sets forth summarized consolidated financial information for the three months June 30, 2006 and 2005:

CONDENSED FINANCIAL INFORMATION
-------------------------------

                                         Three Months Ended June 30,                  Six Months Ended June 30,
                                 ------------------------------------------    ------------------------------------------
       ($ IN THOUSANDS)           2006        2005      $ Change   % Change     2006        2005      $ Change   % Change
                                 -------     -------     -------    -------    -------     -------     -------    -------
Total sales                      $   387     $    92     $   295        321%   $ 1,249     $   201     $ 1,048        521%
Cost of goods sold                   313          46         267        580%       887          79         808       1023%
                                 -------     -------     -------    -------    -------     -------     -------    -------
Gross profit                          74          46          28         61%       362         122         240        197%
                                 -------     -------     -------    -------    -------     -------     -------    -------
Percent of total sales                19%         50%       -31%       -62%         29%         61%       -32%       -52%
Operating expenses                 1,517         537         980        182%     3,126       1,080       2,046        189%
                                 -------     -------     -------    -------    -------     -------     -------    -------
Loss from operations              (1,443)       (491)       (952)       194%    (2,764)       (958)     (1,806)       189%
Other income/(expense)               (37)         --         (37)        --        570          --         570         --
                                 -------     -------     -------    -------    -------     -------     -------    -------
Net loss                          (1,480)       (491)       (989)       201%    (2,194)       (958)     (1,236)       129%
                                 -------     -------     -------    -------    -------     -------     -------    -------
Unrealized holding gain/(loss)        --           1          (1)        --         --           1          (1)         0%
                                 -------     -------     -------    -------    -------     -------     -------    -------
Deemed dividend related to
   beneficial conversion
   feature of preferred stock         --        (389)        389      -100%       (130)       (626)        496       -79%
                                 -------     -------     -------    -------    -------     -------     -------    -------
Net loss attributable to
   common shareholders           $(1,480)    $  (879)    $  (601)        68%   $(2,324)    $(1,583)    $  (741)        47%
                                 =======     =======     =======    =======    =======     =======     =======    =======




For the three months June 30, 2006, the Company's business operations reflected an increase in Wireless Messaging Services, Bundled Wireless Services and
Enterprise Network Services. For the three months ended June 30, 2006, the
Company's consolidated operations generated net sales of $387,000 compared to prior year net sales of $92,000. The increase in net sales is primarily attributable to an increase in product sales of $259,000 and service sales of $30,000 from the banking network business attributable to two major customers.
For the three months ended June 30, 2006, the Company had a gross profit margin of 19%, compared to a gross profit percentage of 50% for the prior year. The decrease in gross profit percentage is primarily attributable to several factors: (i) lower margin than expected on product and service sales from Enterprise Network Services; and (ii) increase depreciation expenses associated with the acquisition of SkyVue USA ISP equipment.

The Company incurred a net loss of $1,480,000 for the three months ended June
30, 2006. The Company's net loss for the three months ended June 30, 2006, included approximately $193,000 in depreciation and amortization expenses, $340,000 in non-cash charges, $129,000 credit in derivative income, $689,000 in employment expenses net of non-cash and $243,000 in professional services net of non-cash charges.

SALES INFORMATION

Set forth below is a table presenting summarized sales information for our business segments for the three months ended June 30, 2006 and 2005:


     ($ IN THOUSANDS)                             Three Months Ended June 30,

     Business Segment          2006    % of Total     2005    % of Total    $ Change   % Change
---------------------------   ------   ----------    ------   ----------    --------   --------
Wireless Messaging Services   $   96           25%   $   88           96%   $      8          9%
Bundled Wireless Services         23            6%        4            4%         19        475%
Enterprise Network Services      268           69%       --            0%        268         --
                              ------   ----------    ------   ----------    --------   --------
Total Sales                   $  387          100%   $   92          100%   $    295        321%
                              ======   ==========    ======   ==========    ========   ========

Set forth below is a table presenting summarized sales information for our business segments for the six months ended June 30, 2006 and 2005:

     ($ IN THOUSANDS)                              Six Months Ended June 30,

     Business Segment          2006    % of Total     2005    % of Total    $ Change   % Change
---------------------------   ------   ----------    ------   ----------    --------   --------
Wireless Messaging Services   $  362           29%   $  189           94%   $    173         92%
Bundled Wireless Services         48            4%       12            6%         36        300%
Enterprise Network Services      839           67%       --            0%        839         --
                              ------   ----------    ------   ----------    --------   --------
Total Sales                   $1,249          100%   $  201          100%   $  1,048        521%
                              ======   ==========    ======   ==========    ========   ========

For the three months ended June 30, 2006, net sales increased to $387,000 from $92,000 for the three months ended June 30, 2005. The overall increase of 321% was attributable to a $268,000 increase in Enterprise Network Services, increase of $8,000 of Wireless Messaging Services and an increase in Bundled Wireless
Services of $19,000. The $268,000 increase in sales of the Enterprise Network
Services for the three months ended June 30, 2006, was primarily attributable to sales from product and service sales of enterprise-class encrypted wireless banking network business from two major customers. The increase of $8,000 in Wireless Messaging Services is primarily attributable to wireless broadband system design and implementation. The increase of $19,000 in Bundled Wireless
Services is primarily attributable to increased customer base through acquisition of ISP subscriber agreements.

For the six months ended June 30, 2006, net sales increased to $1,249,000 from $201,000 for the six months ended June 30, 2005. The overall increase of 521% was attributable to an $839,000 increase in Enterprise Network Services, increase of $173,000 of Wireless Messaging Services and an increase in Bundled
Wireless Services of $36,000. The $839,000 increase in sales of the Enterprise
Network Services for the six months ended June 30, 2006, was primarily attributable to sales from product and service sales of enterprise-class encrypted wireless banking network business from two major customers. The increase of $173,000 in Wireless Messaging Services is primarily attributable to wireless broadband system design and implementation. The increase of $36,000 in Bundled Wireless Services is primarily attributable to increased customer base through acquisition of ISP subscriber agreements.





COST OF GOODS SOLD

The following tables set forth summarized cost of goods sold information for the three months ended June 30, 2006 and 2005:

      ($ IN THOUSANDS)                                 Three Months Ended June 30,

     Business Segment            2006      % of Total       2005      % of Total    $ Change      % Change
---------------------------   ----------   ----------    ----------   ----------    ----------   ----------
Wireless Messaging Services   $       65           21%   $       44           96%   $       21           48%
Bundled Wireless Services             20            6%            2            4%           18          900%
Enterprise Network Services          228           73%           --            0%          228           --
                              ----------   ----------    ----------   ----------    ----------   ----------
Total cost of sales           $      313          100%   $       46          100%   $      267          580%
                              ==========   ==========    ==========   ==========    ==========   ==========


                                         Three Months Ended June 30,
                                           -----------------------
                ($ IN THOUSANDS)              2006          2005      $ Change     % Change
                                           ----------   ----------   ----------   ----------
        Products and integration service   $      212   $       38   $      174          458%
        Rent and maintenance                       18            8           10          125%
        Salary and related cost                    49           --           49           --
        Depreciation                                6           --            6           --
        Other costs                                28           --           28           --
                                           ----------   ----------   ----------   ----------
        Total cost of sales                $      313   $       46   $      267          580%
                                           ==========   ==========   ==========   ==========

The following tables set forth summarized cost of goods sold information for the six months ended June 30, 2006 and 2005:

      ($ IN THOUSANDS)                                   Six Months Ended June 30,
                                 2006      % of Total       2005      % of Total    $ Change      % Change
                              ----------   ----------    ----------   ----------    ----------   ----------
Wireless Messaging Services   $      187           21%   $       71           90%   $      116          163%
Bundled Wireless Services             37            4%            8           10%           29          363%
Enterprise Network Services          663           75%           --            0%          663           --
                              ----------   ----------    ----------   ----------    ----------   ----------
Total cost of sales           $      887          100%   $       79          100%   $      808         1023%
                              ==========   ==========    ==========   ==========    ==========   ==========


                                          Six Months Ended June 30,
                                           -----------------------
                ($ IN THOUSANDS)              2006          2005      $ Change     % Change
                                           ----------   ----------   ----------   ----------
        Products and integration service   $      754   $       60   $      694         1157%
        Rent and maintenance                       33           17           16           94%
        Salary and related cost                    50           --           50           --
        Depreciation                               11           --           11           --
        Other costs                                39            2           37         1850%
                                           ----------   ----------   ----------   ----------
        Total cost of sales                $      887   $       79   $      808         1023%
                                           ==========   ==========   ==========   ==========


For the three months ended June 30, 2006, cost of goods sold increase by $267,000, or 580%, to $313,000 from $46,000 as compared to the three months ended June 30, 2005. The increase of $267,000 in cost of goods sold is primarily attributable to: (i) product and service cost of $174,000 associated with Enterprise Network Services due to increase sales from two major customers; (ii)
$10,000 of rent and maintenance cost is primarily attributable to tower leases associated with acquisitions and extending our wireless network area to increase our ISP customer base. (iii) $49,000 of salary and related cost is primarily attributable to direct labor cost associated with Enterprise Network Services construction and integration of banking networks; and (iv) $28,000 of other cost is primarily attributable to freight and travel cost associated with Enterprise
Network Services construction and integration of banking networks.

For the six months ended June 30, 2006, cost of goods sold increase by $808,000, or 1,023%, to $887,000 from $79,000 as compared to the six months ended June 30, 2005. The increase of $808,000 in cost of goods sold is primarily attributable to: (i) product and service cost of $694,000 associated with Enterprise Network
Services due to increase sales from two major customers; and (ii) $16,000 of rent and maintenance cost is primarily attributable to tower leases associated with acquisitions and extending our wireless network area to increase our ISP customer base, (iii) $50,000 of salary and related cost is primarily attributable to direct labor cost associated with Enterprise Network Services construction and integration of banking networks; and (iv) $37,000 of other cost is primarily attributable to freight and travel cost associated with Enterprise
Network Services construction and integration of banking networks.

OPERATIONS EXPENSES

The following table sets forth summarized operating expense information for the three and six months ended June 30, 2006 and 2005:

                                      Three Months Ended June 30,           Six Months Ended June 30,
                                   ---------------------------------    ---------------------------------
      ($ IN THOUSANDS)              2006     2005  $ Change  % Change    2006     2005  $ Change  % Change
                                   ------   ------   ------   ------    ------   ------   ------   ------

Employment expenses                $  690   $  256   $  434      170%   $1,525   $  585   $  940      161%
Professional services                 427      182      245      135%      823      282      541      192%
Rent and maintenance                   91       57       34       60%      164       80       84      105%
Depreciation and amortization          63       10       53      530%      123       15      108      720%
Other general and administrative      246       32      214      669%      491      118      373      316%
                                   ------   ------   ------   ------    ------   ------   ------   ------
Total operating expenses           $1,517   $  537   $  980      182%   $3,126   $1,080   $2,046      189%
                                   ======   ======   ======   ======    ======   ======   ======   ======

For the three months ended June 30, 2006, operating expenses increased by 182% to $1,517,000, as compared to $537,000 for the three months ended June 30, 2005. The increases that occurred, as evidenced by the immediately preceding table, are discussed below:

         o A $434,000 increase in employment expense. The increase is primarily attributable to an increase in employee head count to 39 from 14 from a year ago. The increase in employees mostly related to the SkyVue USA acquisition, other smaller wireless company acquisitions and management resources necessary for the Company's anticipated growth.

         o A $245,000 increase in professional services. The increase is primarily related to consulting expense of $24,000, accounting expense of $32,000, legal expense of $13,000, investor relations expense of $157,000 and settlement expense of $16,000. The significant rise in professional fees is principally associated with additional resources in the field of consulting, accounting, investor relations and legal expenses. Additionally, the Company utilizes certain consulting resources to update the financial reporting systems to appropriately handle the anticipated growth and implement internal controls.

         o A $34,000 increase in rent and maintenance expenses, primarily due to leases obtained through the SkyVue USA acquisition and repairs and maintenance of buildings.

         o A $53,000 increase in depreciation and amortization, due principally to the SkyVue USA acquisition of amortization of intangibles of $42,000.

         o A $214,000 increase in other general and administrative expense. The increase is primarily related to office supplies expense of $26,000, insurance and taxes expense of $6,000, utility expense of $24,000, advertising expense of $24,000 and travel and entertainment expense of $48,000, conventions and shows of $15,000, postage and delivery expense of $9,000 and bad debt of $28,000 which includes bad debt recovery of $13,000 from prior year. The increase in other and general administrative expense primarily attributable to increased cost associated with the SkyVue USA acquisition.

For the six months ended June 30, 2006, operating expenses increased by 189% to $3,126,000, as compared to $1,080,000 for the six months ended June 30, 2005. The increases that occurred, as evidenced by the immediately preceding table, are discussed below:

         o A $940,000 increase in employment expense. The increase is primarily attributable to an increase in employee head count to 39 from 16 from a year ago. The increase in employees mostly related to the SkyVue USA acquisition, other smaller wireless company acquisitions and management resources necessary for the Company's anticipated growth.

         o A $541,000 increase in professional services. The increase is primarily related to consulting expense of $75,000, accounting expense of $139,000, legal expense of $75,000, investor relations expense of $241,000 and settlement expense of $26,000. The significant rise in professional fees is principally associated with additional resources in the field of consulting, accounting, investor relations and legal expenses. Additionally, the Company utilizes certain consulting resources to update the financial reporting systems to appropriately handle the anticipated growth and implement internal controls.

         o An $84,000 increase in rent and maintenance expenses, primarily due to leases obtained through the SkyVue USA acquisition and repairs and maintenance of buildings.

         o A $108,000 increase in depreciation and amortization, due principally to the SkyVue USA acquisition of amortization of intangibles of $84,000.

         o A $373,000 increase in other general and administrative expense. The increase is primarily related to office supplies expense of $68,000, insurance and taxes expense of $13,000, utility expense of $92,000, advertising expense of $22,000 and travel and entertainment expense of $70,000, conventions and shows of $34,000, postage and delivery expense of $18,000 and bad debt expense of $28,000 which includes bad debt recovery of $13,000 from prior year. The increase in other and general administrative expense primarily attributable to increased cost associated with the SkyVue USA acquisition.

OTHER (INCOME) EXPENSE, NET

The increase in other (income) expense is primarily attributable to derivative instruments income of $872,000. This income represents the net unrealized (non-cash) charge during the six months ended June 30, 2006, in the fair value of our derivative instrument liabilities related to warrants and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately. Additionally interest associated with the debt is $278,000 during the six months ended.

NET LOSS

For the six months ended June 30, 2006, our net loss was $2,194,000 compared to a loss of $958,000 for the six months ended June 30, 2005. The increase in the loss for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005, was attributable to the factors discussed immediately above.

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS

For the six months ended June 30, 2006, our net loss was $2,324,000 compared to a loss of $1,583,000 for the six months ended June 30, 2005. The Company's Net Loss Applicable to common shareholders included deemed dividends on the beneficial conversion of the 87,000 shares of Series A Preferred Stock that was limited to the amount of consideration received totaling $130,000 in the six months ended June 30, 2006.

CASH FLOWS

The Company's operating activities increased net cash used by operating activities to $1,776,000 in the six months ended June 30, 2006, compared to net cash used of $648,000 in the six months ended June 30, 2005. The increase in net cash used by operating activities was primarily attributable to fund an increase in the company's net operating loss $2,194,000, net of $1,208,000 non-cash charges combined with derivative income $872,000 for a net non-cash charge of $336,000, combined together with $2,112,000 of cash used by fluctuations in working capital requirements consisting of the combination of accounts receivable, inventory, prepaid expenses, accounts payable, accrued expenses and deferred revenue.

The Company's investing activities used net cash of $111,000 in the six months ended June 30, 2006, compared to use of net cash of $112,000 in the six months ended June 30, 2005. Spending has been consistent in capital expenditures compared to last year.

The Company's financing activities provided net cash proceeds of $1,317,000 in the six months ended June 30, 2006, compared to $793,000 of cash provided in the six months ended June 30, 2005. The cash provided in the six months ended June 30, 2006, was primarily associated with the investor advances of $130,000, proceeds from line of credit and other financing arrangements of $1,639,000 and proceeds received from the company's private placement and exercised options of $118,000 from common stock net of commissions.

LIQUIDITY AND CAPITAL RESOURCES:

At June 30, 2006, the Company's current assets totaled $474,000 (including cash and cash equivalents of $32,000). Total current liabilities, including derivative liabilities and convertible debt, were $2,637,000, resulting in negative working capital of $2,163,000. The Company has funded operations to date through a combination of utilizing cash on hand, issuing common stock to settle certain current liabilities and raising additional capital through the sale of its securities.

During the six months ended June 30, 2006, the Company completed a two-year unsecured revolving credit facility with certain shareholders providing for a $2 million line of credit to be used for funding general working capital, acquisitions and project financing, including the Enterprise Network Solutions being provided to the regional banking market sector. The terms of the two-year unsecured revolving credit facility will allow us to draw upon the facility as financing requirements dictate and provides for quarterly interest payments at an annual 6% rate. The loan may be prepaid without penalty or repaid at maturity. In the event that the Company draws down the full $2 million amount available under the Revolving Note dated February 2006 on or prior to December 31, 2006, and if the Company requires additional working capital to pursue its business strategy and operations, Angus Capital Partners agrees to fund on a requested basis an additional $1 million during 2006 under the same terms and conditions as set forth in the Note. The Company as of June 30, 2006 has utilized $839,000 against this line of credit.

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

         o Investment in towers, radios, customer premise equipment and other related equipment associated with wireless broadband expansion plans

         o Investment in back office systems and related infrastructure to support the Company's wireless broadband expansion plans

         o Investment in laboratory facilities including test and simulation equipment

         o Investment or licensing of certain intellectual property related to the Company's wireless broadband expansion plans

         o    General working capital purposes

The Company's operations for the six months ended June 30, 2006, were primarily funded by investor advances of $130,000, proceeds from line of credit of $1,639,000 and proceeds received from the Company's private placement and exercise options of $118,000 from common stock net of commissions.

Other than the credit facility with Angus Capital Partners, we do not have any significant credit facilities available with financial institutions or other third parties and as such we must rely upon best efforts third-party funding from individual accredited investors. During the 2nd quarter ended June 30, 2006, the Company has offered a Private Placement Memorandum of E-Series Bonds up to $2.5 million in units consisting of a $25,000 10% three year bond to a limited number of accredited investors. The Bonds are due and payable upon maturity at the end of the three year period. Interest on the Bonds is payable at a rate of 10% per annum and is semi-annually. As of June 30, 2006 the Company has sold Bonds totaling $300,000. Subsequent to the quarter ended June 30, 2006, the Company engaged a New-York based brokerage firm as placement agent to undertake to use its reasonable efforts to offer and sell to accredited investors up to $10 million of the Company's securities in the form of units. Additionally, subsequent to the quarter ended June 30, 2006, the Company received a Term Sheet for a $10 million Equity Line and is currently evaluating the Term Sheet as an alternative financing source.

There can be no assurance that we will be successful in raising any funds from any of these debt or equity offerings or from any future best efforts financing efforts. If we are unable to either obtain financing from external sources or generate internal liquidity from anticipated future operations, we may need to curtail acquisition plans and operations.

CONTRACTUAL OBLIGATIONS

The following table sets forth contractual obligations as of June 30, 2006:

                                                        Payments Due by Period
                                -----------------------------------------------------------------------
                                                Less than                                    More than
                                    Total         1 Year        1-3 Years      3-5 Years      5 Years
                                ------------   ------------   ------------   ------------   -----------
CONTRACTUAL OBLIGATIONS:
   Long-term debt obligations   $      1,996   $      1,704   $        292   $         --   $        --
   Operating lease obligations           480            101            379             --            --
                                ------------   ------------   ------------   ------------   -----------
TOTAL CONTRACTUAL OBLIGATIONS   $      2,476   $      1,805   $        671   $         --   $        --
                                ============   ============   ============   ============   ===========

The Company's contractual obligations consist of certain off-balance-sheet obligations for office space operating leases requiring future minimal commitments under non-cancelable leases.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2006, the Company did not have any significant off-balance-sheet arrangements.

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

WE HAVE A LIMITED OPERATING HISTORY WITH SIGNIFICANT LOSSES AND EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE.

We have incurred annual operating losses since our inception. As a result, at June 30, 2006, we had an accumulated deficit of $8,589,000. Our gross revenues for the six months ended June 30, 2006, were $1,249,000, with a loss from operations of $2,194,000 and a net loss applicable to common shareholders of $2,324,000.

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

WE HAVE A LIMITED CASH AND LIQUIDITY POSITION AND WILL NEED TO RAISE ADDITIONAL FUNDS TO FUND OPERATIONS.

As of June 30, 2006, we had cash balances of $32,000 and a working capital deficit of $2,163,000. We have historically financed our operations through private equity and debt financings. For the six months ended June 30, 2006, we did not generate positive cash flow from our operations. Depending on how our funds are deployed, we may need to raise additional capital as early as the third quarter of 2006. Moreover, we anticipate that we will need additional capital in the future to continue to expand our business operations. During the six months ended June 30, 2006, the Company completed a two-year unsecured revolving credit facility with certain shareholders providing up to $3 million line of credit to be used by ERF Wireless for funding general working capital, acquisitions and project financing, including the expansion of the Company's Enterprise Network Solutions being provided to the regional banking market sector. The terms of the two-year unsecured revolving credit facility allow ERF Wireless to draw upon the facility as financing requirements dictate and provides for quarterly interest payments at an annual 6% rate. The loan may be prepaid without penalty or repaid at maturity. We do not have any commitments for equity funding at this time, and additional funding may not be available to us on favorable terms, if at all. As such there is no assurance that we can raise additional capital from external sources, the failure of which could cause us to sell assets or curtail operations.

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

THE MARKET PRICE OF OUR COMMON STOCK IS VERY VOLATILE AND THE VALUE OF YOUR INVESTMENT MAY BE SUBJECT TO SUDDEN DECREASES.

The trading price for our common stock has been, and we expect it to continue to be, volatile. For example, the closing bid price of our stock has fluctuated between $.36 per share and $11.75 per share since September 20, 2004. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results and general market and economic conditions, which are beyond our control. Factors such as fluctuations in our financial and operating results, technological innovations or new commercial products and services by us or our competitors, could also cause the market price of our common stock to fluctuate substantially. In addition, the stock market has, from time to time, experienced extreme price and volume fluctuations. These broad market fluctuations may lower the market price of our common stock. Moreover, during periods of stock market price volatility, share prices of many companies have often fluctuated in a manner not necessarily related to their operating performance. Accordingly, our common stock may be subject to greater price volatility than the stock market as a whole.

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

The Company's revenue and operating results may vary significantly from quarter to quarter due to a number of factors. In future quarters, operating results may be below the expectations of public market analysis or investors, and the price of our common stock may decline. For the six months ended June 30, 2006, the Company's Wireless Messaging Services contributed almost 29% of the Company's revenues. Factors that could cause quarterly fluctuations include:

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

FOR THE YEAR 2006, THE MAJORITY OF OUR REVENUE WAS GENERATED FROM SHORT-TERM AGREEMENTS.

For the six months period ended June 30, 2006, the majority of our revenues from customers resulted from short-term, terminable at will, arrangements. There is no assurance that these customers will continue to conduct business with us in the future, the failure of which could have a material adverse effect on our business operations.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2006, the Company issued 66,669 shares of its common stock, Class A Warrants to purchase 66,669 shares of common stock, and Class B Warrants to purchase 66,669 shares of common stock for $100,000 in funds sold during the six months ended June 30, 2006. The Class A Warrant has an exercise price of $5.00 per share and the Class B Warrant has an exercise price of $7.50 per share. Each warrant allows the holder to purchase one share of common stock at the exercise price. The Company is relying upon the following facts in its determination that the issuance of shares under the Stock Purchase Agreement is an exempt transaction under Section 4(2) of the Securities Act for "transactions by an issuer not involving any public offering." There was no general solicitation or general advertising. There was an opportunity for all purchasers to ask questions and receive answers concerning the terms and conditions of the offering. The purchasers were accredited investors and all have such knowledge and experience in financial and business matters as to be capable of evaluating alone the merits and risks of the prospective investment. All certificates for shares contained a Rule 144 legend."

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

ITEM 3. DEFAULT IN SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

     ITEM 13. EXHIBITS.

      EXHIBIT 2.1 AGREEMENT AND PLAN OF MERGER BETWEEN FLEETCLEAN SYSTEMS, INC. AND ERF WIRELESS, INC. (1)
      EXHIBIT 2.2       ARTICLES OF MERGER (1)
      EXHIBIT 3.1       ARTICLES OF INCORPORATION OF ERF WIRELESS, INC. (1)
      EXHIBIT 3.1.1 CERTIFICATE OF AMENDMENT TO ARTICLES OF INCORPORATION OF ERF WIRELESS, INC. (1)
      EXHIBIT 3.2       BYLAWS OF ERF WIRELESS, INC. (1)
      EXHIBIT 4.1       DESIGNATION OF PREFERENCES (1)
      EXHIBIT 4.2       AMENDMENT TO DESIGNATION OF PREFERENCES (7)
      EXHIBIT 4.3 AMENDED AND RESTATED DESIGNATION OF SERIES A PREFERRED STOCK (11)
      EXHIBIT 5.1       LEGAL OPINION (11)
      EXHIBIT 10.1      GREG SMITH AMENDED AND RESTATED EMPLOYMENT AGREEMENT (5)
      EXHIBIT 10.2 ADDENDUM TO DEBT CONVERSION AND FUNDING AGREEMENT EFFECTIVE SEPTEMBER 30, 2004, BETWEEN ERF WIRELESS, INC., EAGLE R.F. INTERNATIONAL AND INVESTORS. (6)
      EXHIBIT 10.3 ASSET AND LIABILITY CONTRIBUTION AGREEMENT DATED MARCH 31, 2004, BETWEEN FLEETCLEAN SYSTEMS, INC. AND FLEETCLEAN CHEMICALS, INC. (2)
      EXHIBIT 10.4 STOCK PURCHASE AGREEMENT DATED MAY 15, 2004, BETWEEN SYSTOM TRUST JOINT VENTURE AND KENNETH A. PHILLIPS ET. AL. (3)
      EXHIBIT 10.5 SUBSCRIPTION AGREEMENT DATED MAY 11, 2004, BETWEEN FLEETCLEAN SYSTEMS, INC. AND SYSTOM TRUST JOINT VENTURE
                        (3)
      EXHIBIT 10.6 ACQUISITION AGREEMENT DATED MAY 15, 2004, BETWEEN KENNETH A. PHILLIPS AND FLEETCLEAN SYSTEMS, INC. (3)
      EXHIBIT 10.7      2004 NON-QUALIFIED STOCK COMPENSATION PLAN (4)
      EXHIBIT 10.8 SECOND ADDENDUM TO DEBT CONVERSION AND FUNDING AGREEMENT EFFECTIVE JULY 1, 2005, BETWEEN ERF WIRELESS, INC., EAGLE R.F. INTERNATIONAL AND INVESTORS. (8)
      EXHIBIT 10.9 FORM OF COMMON STOCK PURCHASE WARRANT AGREEMENT, BY AND BETWEEN ERF WIRELESS, INC. AND INVESTOR (9)
      EXHIBIT 10.10 FORM OF CONVERTIBLE TERM NOTE, BY AND BETWEEN THE ERF WIRELESS, INC. AND INVESTOR (9)
      EXHIBIT 10.11 FORM OF REGISTRATION RIGHTS AGREEMENT, BY AND BETWEEN THE ERF WIRELESS, INC., AND INVESTOR (9)
      EXHIBIT 10.12 FORM OF STOCK PURCHASE AGREEMENT, BY AND BETWEEN ERF WIRELESS, INC. AND INVESTOR.(9)
      EXHIBIT 10.13 ASSET PURCHASE AGREEMENT DATED AUGUST 8, 2005, BY AND AMONG ERF WIRELESS, INC., A NEVADA CORPORATION, ERF ENTERPRISE NETWORK SERVICES, INC., A TEXAS CORPORATION, AND SKYVUE USA EAST CENTRAL TEXAS, INC., A TEXAS CORPORATION (10)
      EXHIBIT 10.14     FORM OF SKYVUE NOTE. (11)
      EXHIBIT 10.15     SERIES A PREFERRED CONVERSION RESTRICTION AGREEMENT.
                        (11)
      EXHIBIT 10.16     WARRANT ISSUED IN JUNE 2004.(11)
      EXHIBIT 10.17     EMPLOYMENT AGREEMENT WITH JOHN BURNS.(11)
      EXHIBIT 20.1      LIST OF SUBSIDIARIES(11)
      EXHIBIT 23.1      INDEPENDENT AUDITORS' CONSENT (12)
      EXHIBIT 31 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO RULES 13A-14 (A) AND 15D-14 (A), AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
      EXHIBIT 32 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.
 __________
 (1)    INCORPORATED BY REFERENCE FROM THE FORM 10-QSB FOR SEPTEMBER 30, 2004;
 (2)    INCORPORATED BY REFERENCE FROM THE FORM 10-QSB FOR JUNE 30, 2004;
 (3)    INCORPORATED BY REFERENCE FROM THE FORM 8-K FOR MAY 28, 2004;
 (4)    INCORPORATED BY REFERENCE FROM THE FORM S-8 FILED DECEMBER 29, 2004;
 (5)    INCORPORATED BY REFERENCE FROM THE FORM 10-KSB FILED APRIL 15, 2005;
 (6) INCORPORATED BY REFERENCE FROM THE FORM 10-KSB/A - AMENDMENT NO. 1 FILED ON AUGUST 29, 2005;
 (7)    INCORPORATED BY REFERENCE FROM THE FORM 10-QSB FOR MARCH 31, 2005;
 (8)    INCORPORATED BY REFERENCE FROM THE FORM 10-QSB/A - AMENDMENT NO. 1;
 (9)    INCORPORATED BY REFERENCE FROM THE FORM 8-K FOR SEPTEMBER 19, 2005;
 (10)   INCORPORATED BY REFERENCE FROM THE FORM 8-K FOR AUGUST 12, 2005;
 (11)   INCORPORATED BY REFERENCE FROM THE FORM SB-2 FILED ON DECEMBER 12, 2005.
 (12)   INCORPORATED BY REFERENCE FROM THE FORM 10K-SB FILED ON APRIL 13, 2006.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ERF WIRELESS, INC.


Date:  August 21, 2006

   By: /s/ R. Greg Smith
       -----------------
       R. Greg Smith,
       Chief Executive Officer and Chief Financial Officer
       (Principal Executive Officer and Principal Financial
       and Accounting Officer)