Form 10QSB
period 2006-09-30
ERF Wireless, Inc.
filed 2006-11-20
CIK 1020646

                      UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER: 000-27467

                               ERF WIRELESS, INC.
                               ------------------
              Exact name of Registrant as specified in its charter


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

The number of shares of common stock of the registrant outstanding at November 10, 2006, was 19,475,068.

Transactional Small Business Disclosure Format (check one): Yes [ ] No [ X ]


                                  PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                        ERF WIRELESS, INC.
                                   CONSOLIDATED BALANCE SHEETS
                            SEPTEMBER 30, 2006, AND DECEMBER 31, 2005
                                ($ in thousands except share data)


                                                                 SEPTEMBER 30,      DECEMBER 31,
                                                                      2006               2005
                                                                 -------------      ------------
                                                                   (UNAUDITED)
                                              ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                       $         43       $       602
  Accounts receivable, net                                                  41                85
  Inventories                                                              128               139
  Cost and profit in excess of billings                                     42                 -
  Prepaid expenses                                                         157               423
                                                                 -------------      ------------
      TOTAL CURRENT ASSETS                                                 411             1,249
                                                                 -------------      ------------

PROPERTY AND EQUIPMENT
  Operating equipment                                                      603               465
  Less accumulated depreciation                                           (143)              (63)
                                                                  -------------      ------------
      TOTAL PROPERTY AND EQUIPMENT                                         460               402
                                                                  -------------      ------------

OTHER INTANGIBLE ASSETS, NET                                               309               436
OTHER ASSETS                                                                 5                 3
                                                                  -------------      ------------
TOTAL ASSETS                                                      $      1,185       $     2,090
                                                                  =============      ============

                              LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                                $        391       $       163
  Accrued expenses                                                         215               203
  Derivative liabilities                                                   460             1,143
  Notes payable and current portion of long-term debt                    2,388               809
  Deferred revenue                                                          10               307
                                                                  -------------      ------------
      TOTAL CURRENT LIABILITIES                                          3,464             2,625
                                                                  -------------      ------------

  Long-term notes payable                                                  104               204
  Deferred revenue                                                          26                23
                                                                  -------------      ------------
      TOTAL LONG-TERM LIABILITIES                                         130               227
                                                                  -------------      ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
  Preferred stock - $.001 par value
    Authorized 25,000,000 shares
    Issued and outstanding at September 30, 2006 and
    December 31, 2005, 3,927,069 and 4,173,530, respectively                 4                 4
  Common stock - $.001 par value
    Authorized 475,000,000 shares
    Issued and outstanding at September 30, 2006, and
    December 31, 2005, 17,038,941 and 7,645,031, respectively               17                 8
  Additional paid in capital                                             7,770             5,491
  Accumulated deficit                                                  (10,200)           (6,265)
                                                                  -------------      ------------
      TOTAL SHAREHOLDERS' DEFICIT                                       (2,409)             (762)
                                                                  -------------      ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                       $      1,185       $     2,090
                                                                  =============      ============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.





                                                      ERF WIRELESS, INC.
                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                                          (Unaudited)
                                     ($ in thousands except share data and loss per share)


                                                       FOR THE THREE MONTHS                        FOR THE NINE MONTHS
                                                        ENDED SEPTEMBER 30,                        ENDED SEPTEMBER 30,
                                                ----------------------------------         ----------------------------------

                                                   ----------------------------               ----------------------------
                                                       2006            2005                       2006            2005
                                                   ------------    ------------               ------------    ------------

NET SALES:
  Products                                         $        42     $        13                $       964     $        31
  Services                                                 146              79                        455             262
  Other                                                      7               -                         26               -
                                                   ------------    ------------               ------------    ------------
TOTAL SALES                                                195              92                      1,445             293
                                                   ------------    ------------               ------------    ------------

COSTS OF GOODS SOLD:
  Products and integration services                         37              38                        791              98
  Rent and maintenance                                      25              10                         57              27
  Salary and related cost                                   25               2                         76               2
  Depreciation                                               8               2                         19               2
  Other cost                                                15               7                         54               9
                                                   ------------    ------------               ------------    ------------
TOTAL COSTS OF GOODS SOLD                                  110              59                        997             138
                                                   ------------    ------------               ------------    ------------
GROSS PROFIT                                                85              33                        448             155
                                                   ------------    ------------               ------------    ------------

OPERATING EXPENSES:
  Selling, general and administrative                    1,242             835                      4,244           1,899
  Depreciation and amortization                             63              41                        187              56
                                                   ------------    ------------               ------------    ------------
TOTAL OPERATING EXPENSES                                 1,305             876                      4,431           1,955
                                                   ------------    ------------               ------------    ------------

LOSS FROM OPERATIONS                                    (1,220)           (843)                    (3,983)         (1,800)
                                                   ------------    ------------               ------------    ------------

OTHER INCOME/(EXPENSES):
  Interest income                                            -               2                          4               2
  Interest expense                                        (193)            (34)                      (499)            (34)
  Gain (loss) on sale of assets                              -               1                          -               1
  Gain (loss) on extinguishment of debt                    (91)              -                        (91)              -
  Warrant expense                                           (6)              -                         (6)              -
  Derivative income (loss)                                (101)         (3,402)                       770          (3,402)
                                                   ------------    ------------               ------------    ------------
TOTAL OTHER INCOME (EXPENSE)                              (391)         (3,433)                       178          (3,433)
                                                   ------------    ------------               ------------    ------------

NET LOSS                                                (1,611)         (4,276)                    (3,805)         (5,233)
                                                   ------------    ------------               ------------    ------------

OTHER COMPREHENSIVE LOSS:
  Unrealized holding gain (loss)                             -              (1)                         -               -

TOTAL OTHER COMPREHENSIVE LOSS                     $    (1,611)    $    (4,277)               $    (3,805)    $    (5,233)
                                                   ============    ============               ============    ============

Deemed dividend related to beneficial
  conversion feature of preferred stock                      -            (558)                      (130)         (1,184)
                                                   ============    ============               ============    ============
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS         $    (1,611)    $    (4,835)               $    (3,935)    $    (6,417)
                                                   ============    ============               ============    ============

NET LOSS PER COMMON SHARE:
  Basic                                            $     (0.10)    $     (0.72)               $     (0.32)    $     (1.04)
  Diluted                                          $     (0.10)    $     (0.72)               $     (0.32)    $     (1.04)


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                                        ERF WIRELESS, INC.
                                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006, AND YEAR ENDED DECEMBER 31, 2005
                                                         ($ in thousands)


                                                                                                        ACCUMU-
                                                                                                        LATED
                                            COMMON STOCK      PREFERRED STOCK   ADDITIONAL              COMPRE-       TOTAL
                                          -----------------  -----------------   PAID IN    RETAINED    HENSIVE   SHAREHOLDERS'
                                           SHARES    VALUE    SHARES    VALUE    CAPITAL    EARNINGS    INCOME   EQUITY (DEFICIT)
                                          --------  -------  --------  -------  ---------  ----------  --------  ----------------


TOTAL SHAREHOLDERS' EQUITY                  4,487   $    5     2,331   $    2   $  1,523   $  (1,512)  $     -   $            18
   AS OF DECEMBER 31, 2004

Net loss                                        -        -         -        -          -      (3,411)        -            (3,411)

New stock issued to shareholders:
  Conversion of preferred stock to
    common stock                            2,756        3      (147)       -         (3)          -         -                 -
  For services, compensation and
    liabilities                               260        -         -        -      1,099           -         -             1,099
  For retirement of debt and
    conversion of convertible preferred
    stock of employment contracts               -        -     1,990        2      1,340           -         -             1,342
  Beneficial conversion value - deemed
    dividend on preferred stock                 -        -         -        -      1,342      (1,342)        -                 -
  Proceeds from sale of common stock, net     142        -         -        -        190           -         -               190
                                          --------  -------  --------  -------  ---------  ----------  --------  ----------------

TOTAL SHAREHOLDERS' DEFICIT
   AS OF DECEMBER 31, 2005                  7,645        8     4,174        4      5,491      (6,265)        -              (762)


Net loss                                        -        -         -        -          -      (3,805)        -            (3,805)

New stock issued to shareholders:
  Conversion of preferred stock to
    common stock                            6,222        6      (334)       -         (6)          -         -                 -
  For services, compensation and
    liabilities                             1,401        1         -        -      1,048           -         -             1,049
  For retirement of debt                    1,604        2         -        -        680           -         -               682
  For retirement of debt and
    conversion of convertible preferred
    stock of employment contracts               -        -        87        -        130           -         -               130
  Beneficial conversion value - deemed
    dividend on preferred stock                 -        -         -        -        130        (130)        -                 -
  Stock based compensation and stock
    option expense                              -        -         -        -        173           -         -               173
  Warrant options expense                       -        -         -        -          6           -         -                 6
  Proceeds from sale of common stock, net     167        -         -        -        118           -         -               118
                                          --------  -------  --------  -------  ---------  ----------  --------  ----------------
TOTAL SHAREHOLDERS' DEFICIT
   AS OF SEPTEMBER 30, 2006 (UNAUDITED)    17,039   $   17     3,927   $    4   $  7,770   $ (10,200)  $     -   $        (2,409)
                                          ========  =======  ========  =======  =========  ==========  ========  ================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                     ERF WIRELESS, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005,
                                         (Unaudited)
                                      ($ in thousands)


                                                              FOR THE NINE MONTHS ENDED
                                                           --------------------------------
                                                            SEPTEMBER 30,     SEPTEMBER 30,
                                                                2006               2005
                                                           --------------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   $      (3,805)     $     (5,233)
                                                           --------------     -------------

Adjustments to reconcile net loss to net cash
   used by operating activities:
  (Gain) loss on extinguishment of debt                               91                 -
  Amortization of debt discount                                      377                24
  Depreciation and amortization                                      206                58
  Stock issued for interest expense                                   83                 -
  Stock issued for services rendered                                 966               772
  Stock based compensation and stock option expense                  173                 -
  Warrant expense                                                      6                 -
  Derivative income                                                 (770)            3,402
  Allowance for doubtful accounts                                     15                 -
  (Increase) decrease in accounts receivable, net                     29                (3)
  (Increase) decrease in inventories                                  11               (56)
  Decrease/ (increase) in prepaid expenses                           212              (192)
  (Increase) in cost in excess of billings                           (42)                -
  Increase in accounts payable                                       228                94
  Increase in accrued expenses                                        12                35
  Decrease in deferred revenue                                      (294)               (9)
                                                           --------------     -------------
    Total Adjustment                                               1,303             4,125
                                                           --------------     -------------
NET CASH USED BY OPERATING ACTIVITIES                             (2,502)           (1,108)
                                                           --------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                (121)             (215)
  Payment for purchase of SkyVue, net of cash acquired                 -              (125)
  (Decrease) in marketable securities                                  -                 7
  (Increase) in other assets                                          (2)              (13)
                                                           --------------     -------------
NET CASH USED BY INVESTING ACTIVITIES                               (123)             (346)
                                                           --------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in line of credit                                       1,521                 -
  Proceeds from financing agreements                                 350             1,448
  Payment of debt obligations                                        (53)              (33)
  Proceeds from investor loans                                      130             1,184
  Proceeds from sale of common stock, net                            118               168
                                                           --------------     -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          2,066             2,767
                                                           --------------     -------------

NET INCREASE/(DECREASE) IN CASH                                     (559)            1,313
CASH AT THE BEGINNING OF THE PERIOD                                  602                 6
                                                           --------------     -------------
CASH AT THE END OF THE PERIOD                              $          43      $      1,319
                                                           ==============     =============

Supplemental disclosure of cash flow information:
Net cash paid during the year for:
  Interest                                                 $           5      $          -
  Income taxes                                             $           -      $          -

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

RECLASSIFICATION

Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 financial presentation. These reclassifications have no impact on net loss.

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

DEFERRED REVENUES

Revenues that are billed in advance of services being completed are deferred until the conclusion of the period of the service for which the advance billing relates. Deferred revenues are included on the balance sheet in current and long-term liabilities until the service is performed and then recognized in the period in which the service is completed. The Company's deferred revenues consist of billings in advance of services being rendered for its wireless broadband, banking network monitoring and maintenance and wireless messaging customers and, accordingly, are deferred and recognized monthly as earned. The Company had deferred revenues in current and long-term liabilities of approximately $36,000 and $330,000 as of September 30, 2006, and December 31, 2005, respectively.

ADVERTISING COSTS

Advertising costs are expensed when incurred. For the periods ended September 30, 2006 and 2005, the Company expensed $63,000 and $37,000, respectively.

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

INVENTORIES

Inventories are valued at the lower of cost or market. The cost is determined by using the average cost method. Inventories consist of the following items, in thousands:

                                 September 30,        December 31,
                                     2006                 2005
                                ---------------      --------------
        Raw material            $           51       $         125
        Finished goods                      77                  14
                                ---------------      --------------
                                $          128       $         139
                                ===============      ==============

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

The Company records revenues from its fixed-price, long-term contracts using the percentage-of-completion method. Revenues are recorded based on construction costs incurred to date as a percentage of estimated total cost at completion. The percentage-of-completion, determined by using total costs incurred to date as a percentage of estimated total costs at completion, reflects the actual physical completion of the project. If the current projected costs on a fixed fee contract exceed projected revenue, the entire amount of the loss is recognized in the period such loss is identified. This method of revenue recognition is used because management considers total cost to be the best available measure of progress on the contracts.

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

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods ended September 30, 2006, and September 30, 2005, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

RECENT ACCOUNTING PRONOUNCEMENTS

There have been no material changes to the recent accounting pronouncements as previously reported in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

                               ERF WIRELESS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts Receivable consists of the following (in thousands):

                                             September 30,      December 31,
                                                 2006              2005
                                            ---------------    --------------
        Accounts receivable                 $           56     $          86
        Allowance for doubtful accounts                (15)               (1)
                                            ---------------    --------------
        Accounts receivable, net            $           41     $          85
                                            ===============    ==============

NOTE 3 - PROPERTY AND EQUIPMENT:

Components of property, plant, and equipment, consist of the following items (in thousands):

                                             September 30,      December 31,
                                                 2006              2005
                                            ---------------    --------------
        Automobile                          $           47     $          42
        Operating equipment                            271               211
        Office furniture and equipment                  86                72
        Leasehold improvements                          55                17
        Computer equipment                             106                85
        Land                                            38                38
                                            ---------------    --------------
        Total property, plant and equipment            603               465
        Less accumulated depreciation                 (143)              (63)
                                            ---------------    --------------
        Net property, plant and equipment   $          460     $         402
                                            ===============    ==============

Depreciation expense was approximately $80,000 and $30,000 for the nine months ended September 30, 2006 and 2005, respectively.

NOTE 4 - OTHER INTANGIBLES

Other intangible assets consist of the following (in thousands):

                                                              September 30, 2006
                                                  ------------------------------------------
                                    Weighted        Gross
                                 Average Useful    Carrying    Accumulated     Net Carrying
                                 Life (in years)    Amount     Amortization       Amount
                                ----------------------------  --------------  --------------
        Customer relationships         3.0        $     261   $         102   $         159
        Workforce in place             3.0              125              49              76
        Non-compete agreement          3.0              100              39              61
        Developed technology           3.0               20               7              13
                                                  ----------  --------------  --------------
                                                  $     506   $         197   $         309
                                                  ==========  ==============  ==============

                                                              September 30, 2005
                                                  ------------------------------------------
                                    Weighted        Gross
                                 Average Useful    Carrying    Accumulated     Net Carrying
                                 Life (in years)    Amount     Amortization       Amount
                                ----------------------------  --------------  --------------

        Customer relationships         3.0        $     261   $          14   $         247
        Workforce in place             3.0              125               7             118
        Non-compete agreement          3.0              100               6              94
        Developed technology           3.0               20               1              19
                                                  ----------  --------------  --------------
                                                  $     506   $          28   $         478
                                                  ==========  ==============  ==============

                               ERF WIRELESS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

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

Total amortization of intangibles was $127,000 and $28,000 for the nine months ended September 30, 2006 and 2005, respectively. The estimated amortization expense for the three years will be $169,000 for years 2006 and 2007 and $99,000 in 2008.

NOTE 5 - DEBT CONVERSION

To date the Company has been funded by various Investors under the terms of a Debt Conversion and Funding Agreement dated September 30, 2004, an Addendum to Debt Conversion and Funding Agreement dated December 31, 2004, and a Second Addendum to Debt Conversion and Funding Agreement dated July 1, 2005. During the nine months ended September 30, 2006, the Company was obligated to issue 86,667 shares of its Series A Preferred Stock for the conversion of $130,000 in debt owed to these same Investors. The $130,000 of cash was received during the nine months ended September 30, 2006, and recorded as debt when initially received and then converted to Series A Preferred Stock at the respective quarter ending through September 30, 2006. The advances are unsecured, bear no interest and are classified as long-term investor advances until such time as they are converted into equity pursuant to the Debt Conversion and Funding Agreements. The Company recorded a deemed dividend on the beneficial conversion of the 86,667 shares of Series A Preferred Stock that was limited to the amount of consideration received totaling $130,000 in the nine months ended September 30, 2006. See note 6 Preferred Stock for additional details.

The Company was obligated to issue one share of Series A Convertible Preferred Stock for every Fifty Cents ($0.50) in claims converted. The terms of the agreement did not change in the addendum to Debt Conversion and Funding Agreement with the exception of the incremental funding provision providing for an incremental $750,000 in funding through the period ending September 30, 2006. The Company was obligated to issue one share of Series A Convertible Preferred Stock for every One Dollar and Fifty Cents ($1.50) in claims converted under the Second Addendum to Debt Conversion and Funding Agreement. The Company had $28,767 remaining available against the Second Addendum to Debt Conversion and Funding Agreement at September 30, 2006.

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

COMMON STOCK

As of September 30, 2006, the Company had 17,038,941 shares of its $.001 par value common stock issued and outstanding.

During the nine months ended September 30, 2006, the Company issued 3,005,000 shares of common stock in lieu of cash for services rendered against professional services and consulting agreements valued at $579,000, interest expense of $83,000, settlement expense of $104,000, loss on extinguishment debt $91,000 other services of $99,000, notes payable of $591,000 and $184,000 for salary and compensation. The Company valued the 3,005,000 shares at the closing market price on the date of issuance of such shares.

PREFERRED STOCK

The Company has 25,000,000 shares of Series A Preferred Stock authorized of which 3,927,069 shares were issued and outstanding as of September 30, 2006. The Series A Preferred Stock is convertible at holder's option at one preferred share for 18.676347 shares Common Stock and has a 2:1 liquidation preference. The holder of Series A Preferred Stock is required to give a 65-day notice of conversion to the company. With respect to the Series A Preferred Stock outstanding at September 30, 2006, the Company would be required to issue 73,343,303 shares of its Common Stock if all of the holders fully converted. However, during the 4th quarter 2005, all of the Series A holders entered into a Series A Conversion Restriction Agreement whereby all Series A holders, as a group, are prohibited from converting more than 5% of the total outstanding (as of September 30, 2005) Series A holdings in any one calendar quarter. Additionally, the Company had $28,767 of funding remaining against the Second Addendum to Debt Conversion and Funding Agreement dated July 1, 2005, providing for the issuance of 500,000 shares of Series A for the conversion of $750,000 in debt. If the Company borrowed the remaining $28,767, it would be required to issue 358,175 shares of Common Stock. See note 5 Debt Conversion for additional details.

                               ERF WIRELESS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

WARRANTS

The Company had warrants outstanding to third parties purchase 1,631,329 common shares as of September 30, 2006.

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

Warrants for 44,652 shares of common stock at $5.00 per share were issued by the Company during the 3rdd quarter of 2006. Specifically, the Company sold $350,000 of E-series bonds to accredited investors pursuant to the exemption provided by Regulation D of the Securities Act. According to the agreement if the Bondholder converts within one year from investment; the conversion includes a warrant to purchase one additional share of common stock at a price of $5.00 for every share of common stock that has been received from the conversion of the Bond principal. The Company has had one unit converted and has attributed $6,000 to warrant expense using the Black Scholes option price model in the quarter in which the unit was converted. See Note 10 for details of E-Series Bonds.

The following table summarizes warrants that are issued, outstanding and exercisable.

                                              Options/Warrants
                                            Issued & Outstanding
                                      --------------------------------
                         Expiration    September 30,    September 30,
       Excerise Price       Date           2006             2005
      ----------------  ------------  ---------------  ---------------
            0.20           Dec-07            780,000          880,000
            5.00           Aug-07            208,339          125,003
            7.50           Aug-07            208,339          125,003
            3.57           Sep-10            389,999          369,069
            5.00           Aug-09             44,652                -
                                      ---------------  ---------------
                                           1,631,329        1,499,075
                                      ---------------  ---------------

NOTE 7 - INCOME TAXES

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Implementation of SFAS 109 did not have a material cumulative effect on prior periods nor did it result in a change to the current year's provision.

The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

                               ERF WIRELESS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                        September 30, 2006    December 31, 2005
                                        ------------------    -----------------

    U. S. Federal statutory tax rate    %            34       %           34
    U.S. valuation difference                       (34)                 (34)
    Effective U. S. tax rate                          -                    -
    Foreign tax valuation                             -                    -
    Effective tax rate                                -                    -

Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. Federal income tax of 34% to pretax income from continuing operations as a result of the following (in thousands):

                                        September 30, 2006    December 31, 2005
                                        ------------------    -----------------
    Computed expected tax benefit       $          (1,294)    $         (1,160)
    Increase in valuation allowance                 1,294                1,160
                                        ------------------    -----------------
    Income tax expense                  $               -     $              -
                                        ==================    =================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2006, and December 31, 2005, are presented below (in thousands):

                                        September 30, 2006    December 31, 2005
                                        ------------------    -----------------

    Deferred tax assets:
      Net operating loss carry forwards $          (2,714)    $         (1,420)
      Less valuation allowance                      2,714                1,420
                                        ------------------    -----------------
    Net deferred tax assets             $               -     $              -
                                        ==================    =================

The valuation allowance for deferred tax assets as of September 30, 2006, and December 31, 2005, was $2,714,000 and $1,420,000, respectively. As of September 30, 2006, the Company has a net operating loss carry-forward of $9,326,000, which is available to offset future federal taxable income, if any, with expiration beginning 2012 and ending 2025.

NOTE 8 - EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amount):

                                                     For the nine months ended September 30, 2006
                                                  --------------------------------------------------
                                                     Income            Shares           Per-Share
                                                   (Numerator)      (Denominator)         Amount
                                                  -------------    ---------------    --------------
Net loss                                          $     (3,805)               805)    $           -
Basic EPS:
  Income available to common stockholders               (3,805)            11,724             (0.32)
  Effect of dilutive securities warrants                                                          -
Diluted EPS:
                                                  -------------    ---------------    --------------
  Income available to common stockholders
    and assumed conversions                       $     (3,805)            11,724     $       (0.32)
                                                  =============    ===============    ==============


                                                     For the nine months ended September 30, 2005
                                                  --------------------------------------------------
                                                     Income            Shares           Per-Share
                                                   (Numerator)      (Denominator)         Amount
                                                  -------------    ---------------    --------------
Net loss                                          $     (5,233)                       $           -
Basic EPS:
  Income available to common stockholders               (5,233)             5,034             (1.04)
  Effect of dilutive securities warrants                                                          -
Diluted EPS:
                                                  -------------    ---------------    --------------
  Income available to common stockholders
    and assumed conversions                       $     (5,233)             5,034     $       (1.04)
                                                  =============    ===============    ==============

                               ERF WIRELESS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 9 - MAJOR CUSTOMERS

The Company had gross sales of approximately $1,445,000 and $293,000 for the nine months ended September 30, 2006 and 2005, respectively. The Company had two customers that represented approximately 39% and 20% of the gross sales in the nine months ended September 30, 2006 and had one customer that represented 11% of gross sales for the nine months ended September 30, 2005.

NOTE 10 - NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debts consist of the following as of September 30, 2006 (in thousands):

                                                    Terms                         Maturity Date    Interest Rate     Balance
                                    -------------------------------------------   ---------------  --------------  -----------
  Taylor Economic Development Corp.   $1,119 / Month including interest           June-07              7.00%                8
  Vangard Wireless, Inc.              $200 / Month including interest             December-10          6.00%                9
  Axis Capital, Inc                   $322 / Month including interest             August-08           15.00%                6
  Investor notes                      2 years (See below)                         Demand               6.00%              703
  Line of credit                      2 years/ Quarterly interest (See below)     February-08          6.00%            1,521
  E bond investor notes               3 years/ Semiannual interest (See below)    May-09              10.00%              244
                                                                                                                   -----------
  Total debt                                                                                                            2,491
  Less current maturities                                                                                               2,388
                                                                                                                   -----------
  Long-term debt                                                                                                          103
                                                                                                                   ===========

The current maturities of these debts are $2,378,000, $105,000, $4,000, $2,000 and $2,000 for the years ended December 31 2006, 2007, 2008, 2009 and 2010, respectively.

INVESTOR NOTES

0n September 13, 2005, the Company closed a financing arrangement with Global Capital Funding L.P. ("Global"), GCA Strategic Investment Fund Limited ("GCASIF"), HIPL Family Trust ("HIPL"), and DP Securities Inc. ("DPS") ("Global," "GCASIF," HIPL" and "DPS," collectively, the "Investors") in which it issued to: (i) Global, a convertible secured note in the principal amount of $1,285,000 ("Global Note") and a common stock purchase warrant (the "Global Warrant") to purchase 300,000 shares of Company common stock; (ii) GCASIF, a convertible secured note in the principal amount of $50,000 (the "GCASIF Note") and a common stock purchase warrant (the "GCASIF Warrant") to purchase up to 13,953 shares of the Company common stock; and (iii) HIPL, a convertible secured note in the principal amount of $75,000 (the HIPL Note") and common stock purchase warrant (the "HIPL warrant") to purchase up to 20,930 shares of the common stock; and (iv) DPS a convertible secured note in the principal amount of $90,000 (the "DPS Note") and a common stock purchase warrant (the "DPS Warrant") to purchase up to 55,116 shares of common stock. The Global Note, GCASIF Note, HIPL Note and DPS Note, collectively, "Investor Notes" and the Global Warrant, GCASIF Warrant, and DPS Warrant, collectively, "Investor Warrants".

The Investor Notes accrue interest at a rate per annum equal to six percent and are secured by substantially all of the Company's assets. The Investor Notes are convertible into shares of the Company common stock at a conversion price equal to the lesser of (i) $3.50 or (ii) 85% of the average of the three lowest VWAPs, as reported by Bloomberg, during the ten trading days immediately preceding the date of the related notice of conversion; provided further, however, that, until six months following the effective date of the registration statement in no event will the conversion price be lower than the lesser of (y) $1.50 or (z) 50% of the VWAP, as reported by Bloomberg, on January 13, 2006, the effective date of the registration statement. Upon expiration of such six-month period or upon occurrence of an event of default which is not cured, the foregoing floor calculation shall no longer be effective. The six months expired on June 13th, 2006. The Company has registered the resale of the shares of the Company common stock underlying the Investor Notes and the shares issuable upon exercise of the Investor Warrants.

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

                               ERF WIRELESS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

The Investor Notes were determined to include free standing warrants and various embedded derivative liabilities. The derivative liabilities are the conversion feature and the redemption option (compound embedded derivative liability). At the date of issuance (September 06, 2005, and November 21, 2005) the Investor Notes, warrant liabilities and compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the income statement. The Company uses the effective interest method to record interest expense and related debt accretion which was $96,631 for the year ended December 31, 2005, and will be $458,229 and $437,123 for years ending December 31, 2006 and 2007, respectively.

The following table summarizes the convertible debt activity for the period September 06, 2005, to September 30, 2006:

                                                                                    Compound
                                                                    Warrant        Derivative
                     Description                Investor Notes    Liabilities       Liability         Total
                                               ----------------  -------------    -------------   -------------
        Fair value issuance at inception        $      508,017    $   470,702      $   521,281     $ 1,500,000
        09-06 to 09-30 change in fair value             18,373      2,389,132        1,012,547       3,420,052
        10-01 to 12-31 change in fair value             78,258     (2,160,313)      (1,090,630)     (3,172,685)
        01-01 to 03-31 change in fair value             90,258       (466,128)        (276,615)       (652,485)
        04-01 to 06-30 change in fair value            104,943       (149,288)          32,006         (12,339)
        07-01 to 09-30 change in fair value            122,182         73,005           32,395         227,582
        Payments from inception to date               (219,449)                                       (219,449)
                                               ----------------  -------------    -------------   -------------
        Fair value at September 30, 2006        $      702,582    $   157,110      $   230,984     $ 1,090,676
                                               ----------------  -------------    -------------   -------------

From inception to date through September 30, 2006, the Company recorded a net derivative income of $604,000 and for the nine months ended September 30, 2006, a net derivative income of $755,000. The Company in conjunction with the convertible note as of nine months ended September 30, 2006, has recorded debt interest expense of $433,000

ERF Wireless, Inc., also incurred deferred financing costs of $178,500 in connection with the closing of the financing arrangement. The costs are recognized over the life of the Investor Notes, or 24 months, by using the straight line method. For the nine months ended September 30, 2006, the Company recorded deferred financing cost in interest expense of $53,000.

The following assumptions were used in the fair value determination of warrants liabilities at September 30, 2006:

                                                           Warrants
                                  ------------------------------------------------------------------------
         Assumptions               9/6/2005    9/30/2005   12/31/2005   3/31/2006   6/30/2006   9/30/2006
--------------------------------  ------------------------------------------------------------------------
Dividend yield                        0.00%        0.00%        0.00%       0.00%       0.00%       0.00%
Risk-free rate for term               3.89%        4.18%        4.35%       4.44%       5.10%       4.62%
Volatility                           31.00%       31.00%       76.00%      78.00%      95.00%     140.00%
Maturity Date                       5 years   4.93 years   4.68 years  4.44 years  4.19 years  3.93 years

A Black-Scholes methodology was used to value the warrants using a weighted average exercise price.

SKYVUE NOTES

On August 12, 2005, the Company issued two notes to SkyVueUSA East Central Texas, Inc., totaling $475,000 that bear interest at 6% and are secured by all of the capital stock issued and outstanding of ERF Enterprise Network Services, Inc.,( a subsidiary of the Company). The initial payment was $115,000, with nine subsequent quarterly payments of $40,000 plus interest. In September 2006, the company paid the remaining principal balance on the note resulting from the acquisition of SkyVue by issuing 1,090,000 shares of common stock, at $.25 which settled the note and all related covenants.

LINE OF CREDIT

Effective March 10, 2006, ERF Wireless, Inc. (the "Company"), entered into a two-year unsecured revolving credit facility with certain private investors that provides a $2 million dollar line of credit. The terms of the two-year unsecured revolving credit facility allow ERF Wireless to draw upon the facility as financing requirements dictate and provide for quarterly interest payments at a 6% rate. The loan may be prepaid without penalty or repaid at maturity. In the event that ERF Wireless draws down the full $2 million amount available under the Revolving Note dated February 2006 ("Note") on or prior to December 31, 2006, and if ERF Wireless requires additional working capital to pursue its business strategy and operations, Angus Capital Partners agree to fund on a requested basis an additional $1 million during 2006 under the same terms and conditions as set forth in the Note. At September 30, 2006, the balance of the credit line was $1,521,041.

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

At the Company's discretion at any time after the first year, the Bonds, including the interest payments may be repaid in cash or in shares of our common stock, which will be valued at the average last sales price of our common stock over the 60-trading-day period preceding any payment date. If the Company chooses to issue shares of our common stock as repayment of the Bond as payment of interest, we will issue shares representing 125% of the Bond principal. If the Company's choose to issue shares of our common stock as payment of interest, we will issue shares representing 100% of the interest due. If the Company chooses to pay cash for either the Bond repayment or any interest payment, we will pay cash representing 100% of the amounts owed. ERF Wireless may redeem the Bonds at any time after the first year following their purchase but not before. The offering will terminate on June 30, 2007, unless such date is extended at the Company's discretion. As of September 30, 2006 the Company has sold $350,000 of E-Series Bonds and the balance due at September 30, 2006 is $325,000.

The E-Series Bonds were determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature and the redemption option (compound embedded derivative liability). At the date of issuance the E-Series Bond, compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the income statement. The Company uses the effective interest method to record interest expense and related debt accretion which was $6,610 for the nine months ended September 30, 2006, and will be $12,621, $25,573, and $28,658 and $15,393 for years ending December 31, 2006, 2007, 2008 and 2009, respectively.

The following table summarizes the convertible debt activity for the period May 31, 2006, to September 30, 2006:

                                                                     Compound
                                                     E-Series       Derivative
                     Description                       Bonds         Liability          Total
                                                 ----------------  -------------    -------------
    Fair value issuance at inception              $      217,754    $    82,246     $    300,000
    05-31 to 06-30 change in fair value                      763        (11,750)         (10,987)
    07-01 to 09-30 change in fair value                   50,303          1,573           51,876
    Payments/Conversions from inception to date          (25,000)                        (25,000)
                                                 ----------------  -------------    -------------
    Fair value at September 30, 2006              $      243,820    $    72,069     $    315,889
                                                 ----------------  -------------    -------------

For inception to date through September 30, 2006, the Company recorded a net derivative income of $10,000. The Company in conjunction with the convertible note as of nine months ended September 30, 2006, has recorded debt interest expense of $17,000.

                               ERF WIRELESS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 11 - UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts for the nine months ended September 30, 2006 and December 31, 2005, are summarized as follows (in thousands):

                                                   September 30,   December 31,
                                                       2006            2005
                                                   ------------    ------------
        Costs incurred on uncompleted contracts     $      746     $         -
        Estimated profit                                    88               -
                                                   ------------    ------------
        Gross revenue                                      834               -
                                                   ------------    ------------
        Less: billings to date                             792               -
                                                   ------------    ------------
        Costs and profit in excess of billings      $       42     $         -
                                                   ============    ============

NOTE 12 - COMMITMENTS AND CONTINGENCIES

LEASES AND LICENSE AGREEMENTS

For the nine months ended September 30, 2006 and 2005, rental expenses of approximately $227,000 and $120,000, respectively, were incurred. The Company accounts for rent expense under leases that provide for escalating rentals over the related lease term on a straight-line method.

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

                               ERF WIRELESS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

The Company has a license agreement with Broussard Towers for use of their Giddings, Texas tower site. The license agreement expires on March 31, 2008, and requires monthly payments of $125.

Future obligations under the non-cancelable lease terms are as follows:

                        Period Ending
                         December 31,          Amount
                       ---------------     --------------
                             2006          $      49,786
                             2007                171,883
                             2008                121,695
                             2009                 84,999
                                           --------------
                             Total         $     428,363
                                           ==============

EMPLOYMENT AGREEMENTS

R. GREG SMITH

On August 1, 2004, the Company entered into an Executive Employment Agreement with R. Greg Smith, our CEO and CFO. Mr. Smith is paid a base salary of $180,000 per year and is eligible to receive a bonus equal to 1% of the revenues for the most recent twelve-month period of each acquisition made by the Company during his employment period. Mr. Smith received 63,828 shares of our Series A Convertible Preferred Stock par value $0.01 per share, as consideration for a sign-on bonus at a price of $0.50 per share for total consideration of $31,913.50. The preferred stock is convertible at holder's option at one preferred share for 18.676347 shares common stock and has a 2:1 liquidation preference and each preferred share has 20 votes. Mr. Smith is also entitled to receive up to 1,000,000 stock options under the Company's 2004 Non-Qualified Stock Option Plan for attainment of certain future cumulative revenue milestone achievements. These options, if any are earned, will vest when granted and have an exercise price of the lowest five-day average closing price existing for the Company's common stock during the twelve-month period immediately preceding the date of the vesting event. Mr. Smith is subject to a lock-up agreement which prohibits Mr. Smith from selling shares until August 1, 2006, unless agreed to by the Company in writing. As of August 1st, 2006 Greg Smith's employment contract expired.

As of September 30, 2006, Greg Smith has earned 100,000 options to purchase 100,000 common shares for attainment of certain cumulative revenue milestones set forth in his employment agreement. These options are at an exercise price of $1.38 and expire on July 31, 2009. The income statement includes a compensation charge of $91,596 which charge is based on Black-Scholes option pricing model.

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

                               ERF WIRELESS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

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

In August 2004, the Company entered into an employment agreement with Brian Cubley. Pursuant to the employment agreement Brian Cubley is to receive $80,000 until October 15, 2005, and $90,000 per year thereafter. Mr. Cubley also received 31,914 shares of Series A Preferred Stock at $0.50 per share. Mr. Cubley is also eligible to receive non-qualified non-transferable stock options to purchase up to 500,000 shares of the Company's common stock based upon the attainment of certain performance based milestones at 115% of the lowest five day average closing price for the Company previous year. Lastly, Mr. Cubley is entitled to a bonus for each calendar year in which the Company's Messaging Services Division is profitable equal to 5% of the revenues of the Messaging Services Division. As of August 1st, 2006 Brian Cubley's employment contract expired.

As of September 30, 2006, Brian Cubley has earned 50,000 options to purchase 50,000 common shares for attainment of certain cumulative revenue milestones set forth in his employment agreement. These options are at an exercise price of $1.38 and expire on July 31, 2009. The income statement includes a compensation charge of $45,798 which charge is based on Black-Scholes option pricing model.

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

In March 2005, the Company entered into an annual professional services agreement with Synchton Incorporated for financial and business support services. The agreement requires Synchton to provide one or more consultants for a total of 100 hours per month. This agreement is automatically renewable on each anniversary date and can be terminated by the Company prior to the renewal date. The Company is obligated to pay Synchton $12,000 per month in cash or free trading stock. The Company at its discretion may issue up to 50% of the monthly fee in stock at the market price on the date of issuance; provided that if Synchton sells the stock within 30 days of issuance the Company is obligated to pay Synchton any shortfall between the difference in the market price on the issuance date and the market price on the sale date. Synchton's President is Scott A. Cubley. For the period ended September 30, 2006, total fees incurred by the Company under the agreement were $113,000.

                               ERF WIRELESS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

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


        For the nine months ended September 30, 2006 (in thousands)

                                                    WMS           BWS          ENS          Total
                                                 -----------   ----------   -----------   ----------
                Revenue                          $      468    $      72    $      905    $   1,445
                Segment loss                           (587)        (192)       (1,006)      (1,785)
                Segment assets                          153          211           528          892
                Capital expenditures                     11           37           (12)          36
                Depreciation                             11           19             9           39

        For the nine months ended September 30, 2005 (in thousands)

                                                    WMS           BWS          ENS          Total
                                                 -----------   ----------   -----------   ----------
                Revenue                          $      260    $      26    $        7    $     293
                Segment loss                           (286)         (47)         (173)        (506)
                Segment assets                          188          175           910        1,273
                Capital expenditures                      -          164            57          221
                Depreciation                             16            4             1           21

                               ERF WIRELESS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

    Reconciliation of Segment Loss from    September 30,    September 30,
           Operations to Net Loss              2006             2005
    -----------------------------------   --------------   -------------
    Total segment loss from operations     $     (1,785)    $      (506)
    Total corporate overhead                     (2,020)         (4,727)
                                          --------------   -------------
    Net loss                               $     (3,805)    $    (5,233)
                                          ==============   =============



    The accounting policies of the reportable segments are the same as those described in the section titled Basis of Accounting. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation and amortization expense, accounting changes and non-recurring items.

Two customers accounts for $562,000 and $290,000 of Enterprise Network Services Division revenues. One customer accounts for $71,000 of Wireless Messaging Services Division revenues at September 30, 2006.

NOTE 15 - SUPPLEMENTAL NON-CASH DISCLOSURES:

During 2006, the Company issued stock in lieu of cash as payment for the following (in thousands):

                                               Supplemental Non-
                                                Cash Disclosure
                                                ---------------
        Professional fees                        $         579
        Settlements                                        104
        Salary and compensation                            184
        Other services rendered                             99
        Interest expense                                    83
        Gain (loss) on extinguishment of debt               91
        Notes payable                                      591
                                                ---------------
        Total non-cash settlements               $       1,731
                                                ===============

NOTE 16 - STOCK OPTIONS AND WARRANTS

In 2004, the Board of Directors adopted a Non-Qualified Stock Option Plan not approved by the Company's shareholders under which 5,000,000 shares of the Company's common stock have been reserved for issuance. There were 95,742 Series A preferred stock convertible to 1,788,111 common stock shares granted to certain Officers and employees under employment agreements. As of September 30, 2006, 1,011,268 common stock shares remain to be converted from Series A preferred stock. Also the Company has granted to certain officers and employees 185,000 stock options which are currently exercisable. As of September 30, 2006, under the Non-Qualified Stock Option Plan, 1,602,223 shares were issued and exercised to certain employees and consultants for services rendered.

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

The weighted average fair value of the individual options issued and granted during the nine months ended September 30, 2006, is estimated at $2.27 on the date of grant. The fair values were determined using a Black-Scholes option-pricing model with the following assumptions:

                               ERF WIRELESS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                   8/1/2004    8/12/2005  12/31/2005   1/23/2006    3/31/2006
                                 --------------------------------------------------------------
             Assumptions           Options      Options     Options     Options      Options
        -----------------------  --------------------------------------------------------------
        Dividend yield               0.00%        0.00%       0.00%       0.00%        0.00%
        Risk-free rate for term      3.50%        4.18%       4.35%       4.45%        4.98%
        Volatility                 207.00%       31.00%      76.00%      89.00%       78.00%
        Remaining life                   5            3           1         2.5          3.3

Option activity was as follows for the nine months ended September 30, 2006:

                                                                            2006
                                                                      Weighted-Average
                                                        Shares         Exercise Price
                                                     ------------    ------------------
                Outstanding at beginning of year       3,105,000      $           3.31
                Granted                                  232,000                  2.27
                Assumed through acquisitions                   -                     -
                Exercised                                      -                     -
                Forfeited/cancelled                            -                     -
                                                     ------------    ------------------

                Outstanding throughout the period      3,337,000      $           3.17
                                                     ============    ==================

                Exercisable at September 30, 2006        185,000      $           1.73
                                                     ============    ==================

Information about warrants outstanding was as follows at September 30, 2006:

                                          Remaining          Average                      Average
        Range of          Number      Average Contractual    Exercise       Number        Exercise
     Exercise Prices    Outstanding      Life in Years         Price       Exercisable      Price
   -------------------  -----------   -------------------  -------------  ------------  -------------
      $1.38 - $3.72      3,337,000            2.14          $      3.17       185,000    $      1.73

NOTE - 17 SUBSEQUENT EVENTS

On October 17, 2006, ERFW completed the purchase of assets from NetYeti, Inc. and executed an Amended and Restated Asset Purchase Agreement with NetYeti, Inc. the Seller, dated October 16, 2006. The assets purchased include all the current customer base and Motorola Canopy wireless broadband equipment comprising the network that covers approximately 1,500 square miles in a geographic area adjacent to the Houston metropolitan area. ERFW's plan is to integrate the assets into the ERF Wireless Bundled Services, Inc. subsidiary.

Under the amended restated agreement, ERFW paid to NetYeti, Inc., an initial payment of $300,000 in ERFW restricted common stock(750,000 shares), incurred a payment obligation to NetYeti, Inc., in the amount of $25,000 at a 6% interest rate with 24 monthly payments in the amount of $1,108.02 beginning on November 16, 2006, to cover certain liabilities being retained by the Seller or Sellers principals, assume certain liabilities including leases payable to the CPE financier totaling $29,392.96; and an earnout subject to be calculated as follows:

1. One (1) times Gross Revenue Incremental Growth of Net Yeti, Inc. for the time period after closing until December 31, 2006; plus

2. One (1) times Gross Revenue Incremental Growth of Net Yeti, Inc. for the calendar year ending December 31, 2007; plus

3. One (1) times Gross Revenue Incremental Growth of Net Yeti, Inc. for the calendar year ending December 31, 2008.

On August 16, 2006 the Company entered into a letter of intent to purchase the assets and operations of a company engaged in providing fixed wireless broadband Internet solutions to primarily commercial businesses. The purchase is subject to customary due diligence activities and completion of a definitive asset purchase agreement. The Company is negotiating a definitive asset purchase agreement with the entity.

On November 14, 2006, the Company entered into an agreement with the State of Louisiana, through the Department of Public Safety and Corrections, (hereinafter "DPS"), to construct a statewide wireless broadband network. The term of the agreement is for an initial period of 10 years with the Company and the DPS having mutual rights to extend the agreement for three (3) successive five (5) year terms. As part of the agreement, the Company will provide the Louisiana State Police with access to continuous, point-to-point wireless connectivity through the entire State Police tower network at no cost in exchange for use of DPS towers at no cost to the Company. This network, to be known as Louisiana BankNet, will be owned and operated by ERF Wireless, with the tower infrastructure provided by the Louisiana State Police. The network will provide wireless broadband connectivity to the Louisiana State Police and to the regional banks that ERF Wireless currently serves and will serve in the future. The network will also support wireless broadband Internet services (WISP) to many underserved areas of Louisiana.

                               ERF WIRELESS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

The Company will also deploy its newly announced SatNet product to provide fault-tolerant communications at certain key nodes inside the network. In addition, during times of declared state emergencies, the Company will make available to Louisiana's first responders expanded bandwidth, VoIP communications, high-resolution video surveillance at the backbone towers and across regional banking networks, video conferencing, and free use of wireless hotspots across the network -- all to support disaster recovery efforts.

The construction of Louisiana BankNet will proceed in phases, with the first phase beginning in Baton Rouge, then continuing east along the Interstate 10 corridor to New Orleans, then north around Lake Pontchartrain through Slidell and Hammond, and returning to Baton Rouge. The second phase will begin in Baton Rouge, then proceed west along the Interstate 10 corridor through Lafayette to Lake Charles. The third phase will begin in Lafayette, then advance east along the U. S. Highway 90 corridor through Morgan City and Houma to New Orleans. Later phases will cover all areas of the state in a similar manner. The Company plans to complete as much of the network as possible before the next hurricane season.

                               ERF WIRELESS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

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

OVERVIEW

During the nine-month period ended September 30, 2006, the Company completed its fifth regional banking network involving designing, constructing, maintaining and monitoring a secure 20-Mbps enterprise class wireless banking network for a Louisiana bank; interconnecting 12 locations in 10 cities along with an upgrade to an existing BankNet network. This contract totaled approximately $917,000, including a $655,000 installation contract, together with annual maintenance and monitoring services contract over five years. This project involves point-to-point links in excess of 30 miles with installation of two 190-foot towers, two 120-foot towers, six 96-foot towers, two 65-foot towers and 31 Motorola industrial microwave dish radios. The project also involves installation of 12 of our proprietary CryptoBox encryption devices at the branch locations and at the main operations center bank. The Company announced the completion of this project in a press release dated July 31, 2006. The design and installation of the high-speed wireless broadband network for this bank, together with a recurring revenue contract for monitoring and maintenance services over the next five-years, exemplifies our wireless broadband business model for the regional banking community. The Company's proprietary CryptoVue hardware, biometric encryption devices and processes implemented at each bank branch location are the real enablers that allow us to deliver these secure high-speed financial networks. The Company's banking network solutions not only lower the banks' overall communications costs, but also allow the bank to add new services such as Voice over IP, document and item imaging at the branch level, video conferencing and a host of other new applications that improve efficiency and lower costs of operations.

                               ERF WIRELESS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

The Company has completed construction of five BankNet bank networks in three states as well as a significant upgrade to an existing bank network in the second quarter of 2006. The Company continues to focus its initial marketing efforts at certain Louisiana, Mississippi, Alabama, Texas and Florida banks due to the likelihood of hurricanes and wide-scale disasters in those states as well.

Highlights since the Company's last quarterly 10-QSB filing include the following:

      o The Company announced the appointment of Dr. H. Dean Cubley as the new CEO and John Adrian Burns as COO; following the Company's completion of the development phase of its strategic business plan.

      o The Company completed a high-speed broadband financial network for Iberville Bank of Louisiana; wireless connecting remote branches in 11 cities to its operation center.

      o The Company announced the completion of the acquisition of the wireless broadband division of PCCare Incorporated; expanding its Texas network by 1,500 square miles to include Lake Jackson, Alvin, Brazoria, Freeport, Angleton, and Danbury communities bordering on Houston.

      o The Company completed a contract with Jeff Davis Bank of Louisiana to upgrade its enterprise-class wireless banking network interconnecting the bank's 16 locations in 10 cities with its operation center.

      o The Company displayed its wireless banking connectivity solutions and CryptoVue secure network solution at the Motorola Wireless Broadband Channel Summit 006.

      o The Company announced that it had entered into a services supply contract with SkyPort International, Inc. based at Ellington Field Joint Reserve Base in Houston, Texas to provide critical satellite backup services to its financial enterprise and commercial customers.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

The following table sets forth summarized consolidated financial information for the three months September 30, 2006 and 2005:

CONDENSED FINANCIAL INFORMATION

                                                    Three Months Ended September 30,            Nine Months Ended September 30,
                                              ------------------------------------------  ------------------------------------------
          ($ IN THOUSANDS)                      2006      2005     $ Change    % Change     2006      2005     $ Change    % Change
                                              --------  --------  ----------  ----------  --------  --------  ----------  ----------
Total sales                                   $   195   $    92   $     103         112%  $ 1,445   $   293   $   1,152         393%
Cost of goods sold                                110        59          51          86%      997       138         859         622%
                                              --------  --------  ----------  ----------  --------  --------  ----------  ----------
Gross profit                                       85        33          52         158%      448       155         293         189%
                                              --------  --------  ----------  ----------  --------  --------  ----------  ----------
Percent of total sales                             44%       36%          8%         22%       31%       53%        -22%        -41%
Operating expenses                              1,305       876         429          49%    4,431     1,955       2,476         127%
                                              --------  --------  ----------  ----------  --------  --------  ----------  ----------
Loss from operations                           (1,220)     (843)       (377)         45%   (3,983)   (1,800)     (2,183)        121%
                                              --------  --------  ----------  ----------  --------  --------  ----------  ----------
Other income/(expense)                           (391)   (3,433)      3,042         -89%      178    (3,433)      3,611        -105%
                                              --------  --------  ----------  ----------  --------  --------  ----------  ----------
Net loss                                       (1,611)   (4,276)      2,665         -62%   (3,805)   (5,233)      1,428         -27%
                                              --------  --------  ----------  ----------  --------  --------  ----------  ----------
Unrealized holding gain/(loss)                      -        (1)          1           0%        -         -           -           0%
                                              --------  --------  ----------  ----------  --------  --------  ----------  ----------
Deemed dividend related to beneficial
  conversion feature of preferred stock             -      (558)        558        -100%     (130)   (1,184)      1,054         -89%
                                              --------  --------  ----------  ----------  --------  --------  ----------  ----------
Net loss attributable to common shareholders  $(1,611)  $(4,835)  $   3,224        -67%   $(3,935)  $(6,417)  $   2,482         -39%
                                              ========  ========  ==========  ==========  ========  ========  ==========  ==========

For the three months September 30, 2006, the Company's business operations reflected an increase in Wireless Messaging Services, Bundled Wireless Services and Enterprise Network Services. For the three months ended September 30, 2006, the Company's consolidated operations generated net sales of $195,000 compared to prior year net sales of $92,000. The increase in net sales is primarily attributable to an increase in product sales of $29,000 and service sales of $67,000 from the banking network business attributable to two major customers. For the three months ended September 30, 2006, the Company had a gross profit margin of 44%, compared to a gross profit percentage of 36% for the prior year. The increase in gross profit percentage is primarily attributable to improved margins on construction projects from Enterprise Network Services.

The Company incurred a net loss of $1,611,000 for the three months ended September 30, 2006. The Company's net loss for the three months ended September 30, 2006, included approximately $216,000 in depreciation, amortization and amortization of interest expenses, $488,000 in non-cash charges, $101,000 in derivative expense, $553,000 in employment expenses net of non-cash and $218,000 in professional services net of non-cash charges.

SALES INFORMATION

Set forth below is a table presenting summarized sales information for our business segments for the three months ended September 30, 2006 and 2005:

              ($ IN THOUSANDS)                             Three Months Ended September 30,

              Business Segment             2006    % of Total      2005    % of Total    $ Change    % Change
        -----------------------------    --------  ----------    --------  ----------    --------    --------
        Wireless Messaging Services       $  105          54%     $   71          77%     $   34          48%
        Bundled Wireless Services             24          12%         14          15%         10          71%
        Enterprise Network Services           66          34%          7           8%         59         843%
                                         --------  ----------    --------  ----------    --------    --------
        Total Sales                       $  195         100%     $   92         100%     $  103         112%
                                         ========  ==========    ========  ==========    ========    ========

Set forth below is a table presenting summarized sales information for our business segments for the nine months ended September 30, 2006 and 2005:

              ($ IN THOUSANDS)                               Nine Months Ended September 30,

              Business Segment             2006    % of Total      2005    % of Total    $ Change    % Change
        -----------------------------    --------  ----------    --------  ----------    --------    --------
        Wireless Messaging Services       $  468          32%     $  260          89%     $  208          80%
        Bundled Wireless Services             72           5%         26           9%         46         177%
        Enterprise Network Services          905          63%          7           2%        898       12829%
                                         --------  ----------    --------  ----------    --------    --------
        Total Sales                       $1,445         100%     $  293         100%     $ 1,152        393%
                                         ========  ==========    ========  ==========    ========    ========

For the three months ended September 30, 2006, net sales increased to $195,000 from $92,000 for the three months ended September 30, 2005. The overall increase of 112% was attributable to a $59,000 increase in Enterprise Network Services, increase of $34,000 of Wireless Messaging Services and an increase in Bundled Wireless Services of $10,000. The $59,000 increase in sales of the Enterprise Network Services for the three months ended September 30, 2006, was primarily attributable to sales from product and service sales of enterprise-class encrypted wireless banking network business from two major customers. The increase of $34,000 in Wireless Messaging Services is primarily attributable to wireless broadband system design and implementation. The increase of $10,000 in Bundled Wireless Services is primarily attributable to increased customer base through acquisition of ISP subscriber agreements.

For the nine months ended September 30, 2006, net sales increased to $1,445,000 from $293,000 for the nine months ended September 30, 2005. The overall increase of 393% was attributable to an $898,000 increase in Enterprise Network Services, increase of $208,000 of Wireless Messaging Services and an increase in Bundled Wireless Services of $46,000. The $898,000 increase in sales of the Enterprise Network Services for the nine months ended September 30, 2006, was primarily attributable to sales from product and service sales of enterprise-class encrypted wireless banking network business from two major customers. The increase of $208,000 in Wireless Messaging Services is primarily attributable to wireless broadband system design and implementation. The increase of $46,000 in Bundled Wireless Services is primarily attributable to increased customer base through acquisition of ISP subscriber agreements.

COST OF GOODS SOLD

The following tables set forth summarized cost of goods sold information for the three months ended September 30, 2006 and 2005:

              ($ IN THOUSANDS)                              Three Months Ended September 30,

              Business Segment             2006    % of Total      2005    % of Total    $ Change    % Change
        -----------------------------    --------  ----------    --------  ----------    --------    --------
        Wireless Messaging Services       $   49          45%     $   43          73%     $    6          14%
        Bundled Wireless Services              7           6%         12          20%         (5)        -42%
        Enterprise Network Services           54          49%          4           7%         50        1250%
                                         --------  ----------    --------  ----------    --------    --------
        Total cost of sales               $  110         100%     $   59         100%     $   51          86%
                                         ========  ==========    ========  ==========    ========    ========


                                                     Three Months
                                                  Ended September 30,
                                                  -------------------
                ($ IN THOUSANDS)                    2006       2005      $ Change     % Change
                                                  --------   --------   ----------   ----------

                Products and integration service   $   37     $   38    $      (1)          -3%
                Rent and maintenance                   25         10           15          150%
                Salary and related cost                25          2           23         1150%
                Depreciation                            8          2            6          300%
                Other costs                            15          7            8          114%
                                                  --------   --------   ----------   ----------
                Total cost of sales                $  110    $    59    $      51           86%
                                                  ========   ========   ==========   ==========

The following tables set forth summarized cost of goods sold information for the nine months ended September 30, 2006 and 2005:

              ($ IN THOUSANDS)                              Nine Months Ended September 30,

              Business Segment             2006    % of Total      2005    % of Total    $ Change    % Change
        -----------------------------    --------  ----------    --------  ----------    --------    --------
        Wireless Messaging Services       $  236          24%     $  114          83%     $  122         107%
        Bundled Wireless Services             44           4%         20          14%         24         120%
        Enterprise Network Services          717          72%          4           3%        713       17825%
                                         --------  ----------    --------  ----------    --------    --------
        Total cost of sales               $  997         100%     $  138         100%     $  859         622%
                                         ========  ==========    ========  ==========    ========    ========


                                                      Nine Months
                                                  Ended September 30,
                                                  -------------------
                ($ IN THOUSANDS)                    2006       2005      $ Change     % Change
                                                  --------   --------   ----------   ----------

                Products and integration service   $  791     $   98     $    693          707%
                Rent and maintenance                   57         27           30          111%
                Salary and related cost                76          2           74         3700%
                Depreciation                           19          2           17          850%
                Other costs                            54          9           45          500%
                                                  --------   --------   ----------   ----------
                Total cost of sales                $  997     $  138     $    859          622%
                                                  ========   ========   ==========   ==========

For the three months ended September 30, 2006, cost of goods sold increase by $51,000, or 86%, to $110,000 from $59,000 as compared to the three months ended September 30, 2005. The increase of $51,000 in cost of goods sold is primarily attributable to: (i) $15,000 of rent and maintenance cost is primarily attributable to tower leases associated with acquisitions and extending our wireless network area to increase our ISP customer base. (ii) $23,000 of salary and related cost is primarily attributable to direct labor cost associated with Enterprise Network Services construction and integration of banking networks; and (iii) $8,000 of other cost is primarily attributable to freight and travel cost associated with Enterprise Network Services construction and integration of banking networks.

For the nine months ended September 30, 2006, cost of goods sold increase by $859,000, or 622%, to $997,000 from $138,000 as compared to the nine months ended September 30, 2005. The increase of $859,000 in cost of goods sold is primarily attributable to: (i) product and service cost of $693,000 associated with Enterprise Network Services due to increase sales from two major customers; and (ii) $30,000 of rent and maintenance cost is primarily attributable to tower leases associated with acquisitions and extending our wireless network area to increase our ISP customer base, (iii) $74,000 of salary and related cost is primarily attributable to direct labor cost associated with Enterprise Network Services construction and integration of banking networks; and (iv) $45,000 of other cost is primarily attributable to freight and travel cost associated with Enterprise Network Services construction and integration of banking networks.

OPERATIONS EXPENSES

The following table sets forth summarized operating expense information for the three and nine months ended September 30, 2006 and 2005:

                                                    Three Months Ended September 30,            Nine Months Ended September 30,
                                              ------------------------------------------  ------------------------------------------
          ($ IN THOUSANDS)                      2006      2005     $ Change    % Change     2006      2005     $ Change    % Change
                                              --------  --------  ----------  ----------  --------  --------  ----------  ----------
Employment expenses                            $  628    $  374    $    254          68%  $ 2,153   $   959   $   1,194         125%
Professional services                             375       314          61          19%    1,199       595         604         102%
Rent and maintenance                               79        50          29          58%      242       130         112          86%
Depreciation and amortization                      63        41          22          54%      187        56         131         234%
Other general and administrative                  160        97          63          65%      650       215         435         202%
                                              --------  --------  ----------  ----------  --------  --------  ----------  ----------
Total operating expenses                      $ 1,305    $  876    $    429          49%  $ 4,431   $ 1,955   $   2,476         127%
                                              ========  ========  ==========  ==========  ========  ========  ==========  ==========

For the three months ended September 30, 2006, operating expenses increased by 49% to $1,305,000, as compared to $876,000 for the three months ended September 30, 2005. The increases that occurred, as evidenced by the immediately preceding table, are discussed below:

      o A $254,000 increase in employment expense. The increase is primarily attributable to additional network operations staff in current year operations versus having less staff in the prior year reporting period as a result of the SkyVue acquisition last year during 3rd quarter.

      o A $61,000 increase in professional services. The increase is primarily related to accounting expense of $19,000, legal expense of $24,000 and investor relations expense of $33,000. The rise in professional fees is principally associated with additional resources in the field of accounting, investor relations and legal expenses. Additionally, the Company utilizes certain consulting resources to update the financial reporting systems to appropriately handle the anticipated growth, debt registration and implementing internal controls.

      o A $29,000 increase in rent and maintenance expenses, primarily due to leases obtained through the SkyVue USA acquisition and repairs and maintenance of buildings.

      o A $22,000 increase in depreciation and amortization, due principally to the SkyVue USA acquisition of amortization of intangibles of $42,000.

      o A $63,000 increase in other general and administrative expense. The increase in other and general administrative expense primarily attributable to increased cost associated with the SkyVue USA and other smaller acquisitions.

For the nine months ended September 30, 2006, operating expenses increased by 127% to $4,431,000, as compared to $1,955,000 for the nine months ended September 30, 2005. The increases that occurred, as evidenced by the immediately preceding table, are discussed below:

      o A $1,194,000 increase in employment expense. The increase is primarily attributable to staff increase during most of the year compared to last year. The increase in employees mostly related to the SkyVue USA acquisition, other smaller wireless company acquisitions and management resources necessary for the Company's anticipated growth.

      o A $604,000 increase in professional services. The increase is primarily related to accounting expense of $158,000, legal expense of $105,000, investor relations expense of $274,000 and settlement expense of $84,000. The significant rise in professional fees is principally associated with additional resources in the field of consulting, accounting, investor relations and legal expenses. Additionally, the Company utilizes certain consulting resources to update the financial reporting systems to appropriately handle the anticipated growth, debt registration and implementing internal controls.

      o An $112,000 increase in rent and maintenance expenses, primarily due to leases obtained through the SkyVue USA acquisition and repairs and maintenance of buildings.

      o A $131,000 increase in depreciation and amortization, due principally to the SkyVue USA acquisition of amortization of intangibles of $126,000.

      o A $435,000 increase in other general and administrative expense.. The increase in other and general administrative expense primarily attributable to increased cost associated with the SkyVue USA and other smaller acquisitions.

OTHER (INCOME) EXPENSE, NET

The increase in other (income) expense is primarily attributable to derivative instruments income of $770,000. This income represents the net unrealized (non-cash) charge during the nine months ended September 30, 2006, in the fair value of our derivative instrument liabilities related to warrants and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately. Additionally interest associated with the debt is $450,000 during the nine months ended.

NET LOSS

For the nine months ended September 30, 2006, our net loss was $3,805,000 compared to a loss of $5,233,000 for the nine months ended September 30, 2005. The decrease in the loss for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005, was attributable to the factors discussed immediately above.

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS

For the nine months ended September 30, 2006, our net loss was $3,935,000 compared to a loss of $6,417,000 for the nine months ended September 30, 2005. The Company's Net Loss Applicable to common shareholders included deemed dividends on the beneficial conversion of the 87,000 shares of Series A Preferred Stock that was limited to the amount of consideration received totaling $130,000 in the nine months ended September 30, 2006.

CASH FLOWS

The Company's operating activities increased net cash used by operating activities to $2,502,000 in the nine months ended September 30, 2006, compared to net cash used of $1,108,000 in the nine months ended September 30, 2005. The increase in net cash used by operating activities was primarily attributable to fund an increase in the company's net operating loss $3,805,000, net of $1,917,000 non-cash charges combined with derivative income $770,000 for a net non-cash charge of $1,147,000, combined together with $156,000 of cash used by fluctuations in working capital requirements consisting of the combination of accounts receivable, inventory, prepaid expenses, accounts payable, accrued expenses and deferred revenue.

The Company's investing activities used net cash of $123,000 in the nine months ended September 30, 2006, compared to use of net cash of $346,000 in the nine months ended September 30, 2005. Spending has decrease compared to last year capital spending and growth through acquisition. .

The Company's financing activities provided net cash proceeds of $2,066,000 in the nine months ended September 30, 2006, compared to $2,767,000 of cash provided in the nine months ended September 30, 2005. The cash provided in the nine months ended September 30, 2006, was primarily associated with the investor advances of $130,000, proceeds from line of credit net and other financing arrangements of $1,818,000 and proceeds received from the company's private placement and exercised options of $118,000 from common stock net of commissions.

LIQUIDITY AND CAPITAL RESOURCES:

At September 30, 2006, the Company's current assets totaled $411,000 (including cash and cash equivalents of $43,000). Total current liabilities, including derivative liabilities and convertible debt, were $3,464,000, resulting in negative working capital of $3,053,000. The Company has funded operations to date through a combination of utilizing cash on hand, issuing common stock to settle certain current liabilities and raising additional capital through the sale of its securities.

During the nine months ended September 30, 2006, the Company completed a two-year unsecured revolving credit facility with certain shareholders providing for a $2 million line of credit to be used for funding general working capital, acquisitions and project financing, including the Enterprise Network Solutions being provided to the regional banking market sector. The terms of the two-year unsecured revolving credit facility will allow us to draw upon the facility as financing requirements dictate and provides for quarterly interest payments at an annual 6% rate. The loan may be prepaid without penalty or repaid at maturity. In the event that the Company draws down the full $2 million amount available under the Revolving Note dated February 2006 on or prior to December 31, 2006, and if the Company requires additional working capital to pursue its business strategy and operations, Angus Capital Partners agrees to fund on a requested basis an additional $1 million during 2006 under the same terms and conditions as set forth in the Note. The Company as of September 30, 2006 has utilized $1,521,000 against this line of credit.

Depending on how our funds are deployed, we may need to raise additional capital as early as the fourth quarter of 2006. Furthermore, we anticipate that we will need additional capital in the future to continue to expand our business operations, which expenditures may include the following:

      o     Acquisitions of one or more companies, networks or other assets

      o Investment in towers, radios, customer premise equipment and other related equipment associated with wireless broadband expansion plans

      o Investment in back office systems and related infrastructure to support the Company's wireless broadband expansion plans

      o Investment in laboratory facilities including test and simulation equipment

      o Investment or licensing of certain intellectual property related to the Company's wireless broadband expansion plans

      o     General working capital purposes

The Company's operations for the nine months ended September 30, 2006, were primarily funded by investor advances of $130,000, proceeds from line of credit net $1,521,000, proceeds from E-Series bonds of $350,000 and proceeds received from the Company's private placement and exercise options of $118,000 from common stock net of commissions.

Other than the credit facility with Angus Capital Partners, we do not have any significant credit facilities available with financial institutions or other third parties and as such we must rely upon best efforts third-party funding from individual accredited investors. During the 2nd quarter ended June 30, 2006, the Company has offered a Private Placement Memorandum of E-Series Bonds up to $2.5 million in units consisting of a $25,000 10% three year bond to a limited number of accredited investors. The Bonds are due and payable upon maturity at the end of the three year period. Interest on the Bonds is payable at a rate of 10% per annum and is semi-annually. As of September 30, 2006 the Company has sold Bonds totaling $350,000. Subsequent to the quarter ended September 30, 2006, the Company received a Term Sheet for a $10 million Equity Line and is currently evaluating the Term Sheet as an alternative financing source.

There can be no assurance that we will be successful in raising any funds from any of these debt or equity offerings or from any future best efforts financing efforts. If we are unable to either obtain financing from external sources or generate internal liquidity from anticipated future operations, we may need to curtail acquisition plans and operations.

CONTRACTUAL OBLIGATIONS

The following table sets forth contractual obligations as of September 30, 2006:

                                                                  Payments Due by Period
                                    --------------------------------------------------------------------------------
                                                                                                          More than
                                        Total        Less than 1 Year     1-3 Years        3-5 Years       5 Years
                                    -------------    ----------------    ------------    ------------    -----------
CONTRACTUAL OBLIGATIONS:
  Long-term debt obligations         $     2,492      $        2,378      $      111      $        3      $       -
  Operating lease obligations                428                  50             378               -              -
                                    -------------    ----------------    ------------    ------------    -----------
TOTAL CONTRACTUAL OBLIGATIONS        $     2,920      $        2,428      $      489      $        3      $       -
                                    =============    ================    ============    ============    ===========

The Company's contractual obligations consist of certain off-balance-sheet obligations for office space operating leases requiring future minimal commitments under non-cancelable leases.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2006, the Company did not have any significant off-balance-sheet arrangements.

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

RECENT ACCOUNTING PRONOUNCEMENTS

There have been no material changes to the recent accounting pronouncements as previously reported in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

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

WE HAVE A LIMITED OPERATING HISTORY WITH SIGNIFICANT LOSSES AND EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE.

We have incurred annual operating losses since our inception. As a result, at September 30, 2006, we had an accumulated deficit of $10,200,000. Our gross revenues for the nine months ended September 30, 2006, were $1,445,000, with a loss from operations of $3,805,000 and a net loss applicable to common shareholders of $3,935,000.

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

WE HAVE A LIMITED CASH AND LIQUIDITY POSITION AND WILL NEED TO RAISE ADDITIONAL FUNDS TO FUND OPERATIONS.

As of September 30, 2006, we had cash balances of $43,000 and a working capital deficit of $3,053,000. We have historically financed our operations through private equity and debt financings. For the nine months ended September 30, 2006, we did not generate positive cash flow from our operations. Depending on how our funds are deployed, we may need to raise additional capital as early as the third quarter of 2006. Moreover, we anticipate that we will need additional capital in the future to continue to expand our business operations. During the nine months ended September 30, 2006, the Company completed a two-year unsecured revolving credit facility with certain shareholders providing up to $3 million line of credit to be used by ERF Wireless for funding general working capital, acquisitions and project financing, including the expansion of the Company's Enterprise Network Solutions being provided to the regional banking market sector. The terms of the two-year unsecured revolving credit facility allow ERF Wireless to draw upon the facility as financing requirements dictate and provides for quarterly interest payments at an annual 6% rate. The loan may be prepaid without penalty or repaid at maturity. We do not have any commitments for equity funding at this time, and additional funding may not be available to us on favorable terms, if at all. As such there is no assurance that we can raise additional capital from external sources, the failure of which could cause us to sell assets or curtail operations.

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

THE MARKET PRICE OF OUR COMMON STOCK IS VERY VOLATILE AND THE VALUE OF YOUR INVESTMENT MAY BE SUBJECT TO SUDDEN DECREASES.

The trading price for our common stock has been, and we expect it to continue to be, volatile. For example, the closing bid price of our stock has fluctuated between $.16 per share and $12.00 per share since September 20, 2004. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results and general market and economic conditions, which are beyond our control. Factors such as fluctuations in our financial and operating results, technological innovations or new commercial products and services by us or our competitors, could also cause the market price of our common stock to fluctuate substantially. In addition, the stock market has, from time to time, experienced extreme price and volume fluctuations. These broad market fluctuations may lower the market price of our common stock. Moreover, during periods of stock market price volatility, share prices of many companies have often fluctuated in a manner not necessarily related to their operating performance. Accordingly, our common stock may be subject to greater price volatility than the stock market as a whole.

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

The Company's revenue and operating results may vary significantly from quarter to quarter due to a number of factors. In future quarters, operating results may be below the expectations of public market analysis or investors, and the price of our common stock may decline. For the nine months ended September 30, 2006, the Company's Wireless Messaging Services contributed almost 32% of the Company's revenues. Factors that could cause quarterly fluctuations include:

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

FOR THE YEAR 2006, THE MAJORITY OF OUR REVENUE WAS GENERATED FROM SHORT-TERM AGREEMENTS.

For the nine months period ended September 30, 2006, the majority of our revenues from customers resulted from short-term, terminable at will, arrangements. There is no assurance that these customers will continue to conduct business with us in the future, the failure of which could have a material adverse effect on our business operations.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2006, the Company issued 66,669 shares of its common stock, Class A Warrants to purchase 66,669 shares of common stock, and Class B Warrants to purchase 66,669 shares of common stock for $100,000 in funds sold during the nine months ended September 30, 2006. The Class A Warrant has an exercise price of $5.00 per share and the Class B Warrant has an exercise price of $7.50 per share. Each warrant allows the holder to purchase one share of common stock at the exercise price. The Company is relying upon the following facts in its determination that the issuance of shares under the Stock Purchase Agreement is an exempt transaction under Section 4(2) of the Securities Act for "transactions by an issuer not involving any public offering." There was no general solicitation or general advertising. There was an opportunity for all purchasers to ask questions and receive answers concerning the terms and conditions of the offering. The purchasers were accredited investors and all have such knowledge and experience in financial and business matters as to be capable of evaluating alone the merits and risks of the prospective investment. All certificates for shares contained a Rule 144 legend."

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

ITEM 3. DEFAULT IN SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

   ITEM 13. EXHIBITS.

            Exhibit 2.1       Agreement and Plan of Merger between Fleetclean Systems, Inc. and ERF Wireless, Inc. (1)
            Exhibit 2.2       Articles of Merger (1)
            Exhibit 3.1       Articles of incorporation of ERF Wireless, Inc. (1)
            Exhibit 3.1.1     Certificate of Amendment to Articles of incorporation of ERF Wireless, Inc. (1)
            Exhibit 3.2       Bylaws of ERF Wireless, Inc. (1)
            Exhibit 4.1       Designation of Preferences (1)
            Exhibit 4.2       Amendment to Designation of Preferences (7)
            Exhibit 4.3       Amended and Restated Designation of Series A Preferred Stock (11)
            Exhibit 5.1       Legal Opinion (11)
            Exhibit 10.1      Greg Smith Amended and Restated Employment Agreement (5)
            Exhibit 10.2      Addendum to Debt Conversion and Funding Agreement effective September 30, 2004, between
                              ERF Wireless, Inc., Eagle R.F. International and Investors. (6)
            Exhibit 10.3      Asset and Liability Contribution Agreement dated March 31, 2004, between Fleetclean
                              Systems, Inc. and Fleetclean Chemicals, Inc. (2)
            Exhibit 10.4      Stock Purchase Agreement dated May 15, 2004, between Systom Trust Joint Venture and
                              Kenneth A. Phillips et. al. (3)
            Exhibit 10.5      Subscription Agreement dated May 11, 2004, between Fleetclean Systems, Inc. and Systom
                              Trust Joint Venture (3)
            Exhibit 10.6      Acquisition Agreement dated May 15, 2004, between Kenneth A. Phillips and Fleetclean
                              Systems, Inc. (3)
            Exhibit 10.7      2004 Non-Qualified Stock Compensation Plan (4)
            Exhibit 10.8      Second Addendum to Debt Conversion and Funding Agreement effective July 1, 2005, between
                              ERF Wireless, Inc., Eagle R.F. International and Investors. (8)
            Exhibit 10.9      Form of Common Stock Purchase Warrant Agreement, by and between ERF Wireless, Inc. and
                              Investor (9)
            Exhibit 10.10     Form of Convertible Term Note, by and between the ERF Wireless, Inc. and Investor (9)
            Exhibit 10.11     Form of Registration Rights Agreement, by and between the ERF Wireless, Inc., and
                              Investor (9)
            Exhibit 10.12     Form of Stock Purchase Agreement, by and between ERF Wireless, Inc. and Investor.(9)
            Exhibit 10.13     Asset Purchase Agreement dated August 8, 2005, by and among ERF Wireless, Inc., a Nevada corporation, ERF Enterprise Network Services, Inc., a Texas corporation, and SkyVue USA
                              East Central Texas, Inc., a Texas corporation (10)
            Exhibit 10.14     Form of SkyVue Note. (11)
            Exhibit 10.15     Series A Preferred Conversion Restriction Agreement. (11)
            Exhibit 10.16     Warrant issued in June 2004.(11)
            Exhibit 10.17     Employment Agreement with John Burns.(11)
            Exhibit 20.1      List of Subsidiaries(11)
            Exhibit 23.1      Independent Auditors' Consent
            Exhibit 31        Certification of Chief Executive officer and Chief  Financial officer pursuant to Rules 13a-14
                              (a) and 15d-14 (a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
            Exhibit 32        Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C
                              Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
            ----------
            (1)    Incorporated by Reference from the Form 10-QSB for September 30, 2004;
            (2)    Incorporated by Reference from the Form 10-QSB for June 30, 2004;
            (3)    Incorporated by Reference from the Form 8-K for May 28, 2004;
            (4)    Incorporated by Reference from the Form S-8 filed December 29, 2004;
            (5)    Incorporated by Reference from the Form 10-KSB filed April 15, 2005;
            (6)    Incorporated by Reference from the Form 10-KSB/A - Amendment No. 1 filed on August 29, 2005;
            (7)    Incorporated by Reference from the Form 10-QSB for March 31, 2005;
            (8)    Incorporated by Reference from the Form 10-QSB/A - Amendment No. 1;
            (9)    Incorporated by Reference from the Form 8-K for September 19, 2005;
            (10)   Incorporated by Reference from the Form 8-K for August 12, 2005;
            (11)   Incorporated by Reference from the Form SB-2 filed on December 12, 2005.
            (12)   Incorporated by Reference from the Form 10-KSB filed on April 13, 2006.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ERF WIRELESS, INC.


Date: November 20, 2006

By:   /s/ Dr. H. Dean Cubley
      ----------------------
      Dr. H. Dean Cubley,
      Chief Executive Officer and Principal Executive Officer

By:   /s/ R. Greg Smith
      -----------------
      R. Greg Smith,
      Chief Financial Officer and Principal Financial and Accounting Officer