Form 10KSB
period 2006-12-31
ERF Wireless, Inc.
filed 2007-04-17
CIK 1020646

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2006

                        COMMISSION FILE NUMBER 000-27467

                               ERF WIRELESS, INC.
                               ------------------
               (Exact name of registrant as specified in charter)

                NEVADA                                        76-0196431
                ------                                        ----------
   (State or other jurisdiction of                          I.R.S. Employer
    incorporation or organization)                        Identification No.)

2911 SOUTH SHORE BLVD., SUITE 100 LEAGUE CITY, TEXAS            77573
----------------------------------------------------            ------
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

                          $.001 PAR VALUE COMMON STOCK

Check whether the issuer is not required to file report pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

ERF Wireless, Inc.'s revenue for its most recent fiscal year was $1,716,000.

Indicate by check mark whether the registrant is a shell Company (as define in 12b-2 of the Exchange Act). [ ] Yes [X] No

As of March 31, 2007 the aggregate market value of the shares of common stock held by non-affiliates (based on the closing price of $0.12 per share for the common stock as quoted on that date) was approximately $3,415,481.

As of March 31, 2007, the Company had outstanding 28,462,341 shares of its $.001 par value common stock.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS


ITEM NUMBER   CAPTION                                                       PAGE


PART I
------

ITEM 1.       Description of Business                                         4

ITEM 2.       Description of Property                                         14

ITEM 3.       Legal Proceedings                                               14

ITEM 4.       Submission of Matters to a Vote of Security Holders             14


PART II
-------

ITEM 5.       Market for Common Equity, Related Stockholder Matters and
              Small Business Issuer Purchases of Equity Securities            15

ITEM 6.       Management's Discussion and Analysis or Plan of Operations      16

ITEM 7.       Financial Statements                                            28

ITEM 8.       Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                        55

ITEM 8A.      Controls and Procedures                                         55

ITEM 8B.      Other Information                                               55


PART III
--------
ITEM 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the
              Exchange Act                                                    56

ITEM 10.      Executive Compensation                                          57

ITEM 11.      Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters                                 59

ITEM 12.      Certain Relationships and Related Transactions                  60

ITEM 13.      Exhibits                                                        61

ITEM 14.      Principal Accountant Fees and Services                          61

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

ITEM 1.  DESCRIPTION OF BUSINESS

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

The Company has four primary business reporting segments to provide solutions and services to different segments of the wireless industry. The Company's revenues to date have been generated through three of the four primary business reporting segments:

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

Enterprise Network Services' focus is on obtaining design and construction contracts with banks in conjunction with long-term maintenance and monitoring contracts. All monitoring contracts are managed by the Company's Network Operations Services Division. Additionally, once the Company has designed and constructed the wireless broadband networks for the banks, the Company may use the same network under a revenue sharing agreement with the banks to sell wireless broadband services to private entities, cities, municipalities and the general public in that region as part of its Wireless Bundled Services offering.

Enterprise Network Services currently has long term maintenance contracts with three (3) banking networks. For the twelve months ended December 31, 2006 Enterprise Network Services contributed 59% of the revenues of the Company and 28% of the losses attributable to the Company's business segments.

WIRELESS BUNDLED SERVICES

Wireless Bundled Services was formed to provide wireless broadband products and services, including Internet, voice, data, security and video services throughout North America to serve private entities, cities, municipalities and the general public. Wireless Bundled Services intends to focus on rural markets. The Company plans to offer these services by acquiring smaller established rural wireless broadband companies throughout North America.

As of the twelve months ended December 31, 2006, the Wireless Bundled Services contributed 8% of the revenues of the Company and 6% of the losses attributable to the Company's business segments. The Company is still in the early stages of developing the Wireless Bundled Services division. On December 15, 2006, the Company acquired the assets of Windstream Corporations' Lubbock wireless ISP operation operated as "The Door"; adding approximately 1,500 customers to this business segment operation.

WIRELESS MESSAGING SERVICES

Wireless Messaging Services provides wireless broadband system network design and implementation, manufactures and supplies high-power infrastructure equipment to the paging and mobile industry and owns and operates a wide-area messaging service (one- and two-way cellular and paging retail). Wireless Messaging Services also implements and constructs new wireless broadband networks for the Company. Wireless Messaging Services also is the subsidiary of ERF Wireless that conducts all special projects and contract engineering for the company. Additionally, Wireless Messaging Services manufactures some paging equipment. The majority of Wireless Messaging Services' contracts are short term. Wireless Messaging Services contributed 33% of the Company's revenues for the twelve months ended December 31, 2006, and 13% of the losses attributable to the Company's business segments.

NETWORK OPERATIONS SERVICES

Network Operations Services Division was created to provide the overall day-to-day operation and 24/7 monitoring for all wireless broadband networks that the Wireless Messaging Services or Enterprise Networks Services divisions construct, acquire, maintain and administer. In addition, the Network Operations division may provide monitoring for other third parties.

As of the twelve months ended December 31, 2006, the Network Operations division's revenues and losses were not material. The Company is still in the early stages of developing the Network Operations division.

CORPORATE HISTORY

The Company was incorporated in Texas in 1986. In May 2004, Systom Trust Joint Venture effected a change of control transaction by purchasing from the then largest shareholder and his family 10,783,492 shares of Company common stock for $150,000 and acquiring 1,000,000 shares of Series A Preferred Stock from the Company for $290,700. In September 2004, the Company changed its name to ERF Wireless, reincorporated in Nevada, and effected a 1-for-75 reverse split. Thereafter, the Company's common stock began trading under the new ticker symbol of ERFW on the Nasdaq OTC Electronic Bulletin Board. Unless otherwise reflected herein, all per share numbers give effect to this reverse split. In September 2004, the Company acquired all of the capital stock of Eagle R. F. International in exchange for 1,000,000 shares of its common stock; from a legal perspective, the capital structure of the Company was the surviving entity, while Eagle R.F. International was the surviving entity for accounting purposes.

GENERAL

Our principal executive offices are located at 2911 South Shore Blvd., Suite 100, League City, Texas 77573, and our telephone number is (281) 538-2101. We maintain a web site at www.erfwireless.com. We make available free of charge through our web site our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such material with or to the SEC. You may access and read our SEC filings through the SEC's web site (http:www.sec.gov). This site contains reports, proxy and information statements and other information regarding registrants, including us, that file electronically with the SEC.

All references to "we," "our," or "us" refer to ERF Wireless, Inc., a Nevada corporation, and our subsidiaries.

OUR MARKET AND BUSINESS STRATEGY

The market for wireless broadband product and service revenue has grown dramatically over the past few years and is expected to continue to grow.

Wireless broadband is very well suited for niche market development in that it provides a truly versatile broadband communication medium that is cheaper than a wired solution, is faster to implement and can be configured for one or more applications. Given the wireless technology gains and the Federal Communications Commission's ("FCC") adoption of an order to restructure frequencies within one of the several bands used for wireless broadband communication, we believe that wireless broadband will become a "third pipe" as both an alternative and extension to DSL and cable modem services, the two chief means of delivering high-speed Internet and data service today. In addition we believe wireless broadband can replace costly telephone company T1 leased lines for many point to point data and voice applications.

Historically, broadband wireless has been in use for several years, but only with the advent of industry standards has it been possible to link the many small systems that have grown up into a much more robust wide-area network that will accelerate the growth of the wireless broadband industry.

The Company's s vision is to develop, own and operate a nationwide fiber, satellite and encrypted wireless network for the banking industry called US BankNet. The Company leases fiber for long-haul data transmissions, builds encrypted wireless infrastructure for the "last mile", and incorporates satellite failover for redundancy.

The Company's strategic plan is to develop US BankNet in a series of steps. First, it sells an individual financial institution ("FI") a private encrypted wireless network ("BranchNet") to replace the FI's wireline data communications wide area network (WAN) to its branches. Five such networks have already been completed for FIs in Texas, Louisiana and Missouri, and a sixth is underway. The Company plans to interconnect individual FI networks into Company-owned statewide networks to provide them with high-speed access to banking service providers, disaster recovery centers, correspondent banks, the Internet and the Federal Reserve. Three of the Company's Louisiana-based FI customers and the Louisiana State Police are participating in the Company's first statewide network, Louisiana BankNet, with construction to commence in April 2007. As statewide networks are completed, the Company plans to aggregate them into regional networks (i.e. "Southern BankNet") and aggregate the regional networks into its nationwide network, US BankNet.

In the U.S. there are 2,426 community banks and 431 credit unions that meet the size criteria of the Company's wireless broadband T1 replacement model. This market segment of banks and credit unions have between 5 and 19 branches with the primary target group averaging 12 branches. This represents a large potential market. There are an additional 492 large banks with 20 or more branches with an average of 135 branches representing an additional large market potential. To penetrate this market, the Company is negotiating with a Fortune 50 company to sell and support the Company's products in this segment of the market. The Company is also in negotiations with selected large core banking service providers to market and sell the Company's products to their respective customer bases.

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

ERF WIRELESS'S PRODUCTS AND SERVICES

ENTERPRISE NETWORK SERVICES

Enterprise Network Services provides a turnkey design and implementation in the area of secure wireless broadband networks for regional banks. The acquisition of the assets of Skyvue USA provided Enterprise Network Services with experience in designing, constructing, maintaining and monitoring enterprise-class wireless broadband networks for the regional banking industry in several areas of the country.

This application of wireless broadband technology provides regional financial institutions, with between ten and one hundred branches, a cost-effective way to replace all of their recurring T1 and other telephone company costs. The resulting encrypted wireless broadband network connects all of their branches to the central bank and can provide up to 300 Mbps of continuous bandwidth as compared to the typical 1.4 Mbps of a T1 connection from the telephone company.

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

In order to satisfy the security concerns of banking regulators, Enterprise Network Services has developed a unique and proprietary encryption device (CryptoVueTM), consisting of hardware and software, as well as an integrated security protocol and 24x7 monitoring.

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

Enterprise Network Services focuses on obtaining design and construction contracts with regional banks in conjunction with long-term maintenance and monitoring contracts. Any monitoring contracts will be managed by our Network Operations Services Division. Additionally, once the Company has designed and constructed the wireless broadband networks for the banks, the Company plans to use the same network under revenue sharing agreement with the banks to sell wireless broadband services to private entities, cities, municipalities and the general public in that region as part of its Wireless Bundled Services Division.

WIRELESS BUNDLED SERVICES

Wireless Bundled Services Division was recently formed to provide wireless broadband products and services, including Internet, voice, data and security services throughout North America to serve private entities, cities, municipalities and the general public. These services will be provided to both commercial and retail customers throughout the coverage area where ERF Wireless owns wireless broadband networks or operates wireless broadband networks. The Company plans to offer these services by acquiring smaller established rural wireless broadband companies or entering into partnership or revenue-sharing agreements with other wireless broadband network providers throughout North America.

It is anticipated that Wireless Bundled Services will operate primarily in the rural markets which tend to be underserved by the major telephone and cable companies and where wireless broadband can offer a distinct cost advantage over other forms of broadband connectivity.

WIRELESS MESSAGING SERVICES

Wireless Messaging Services provides wireless broadband system design and implementation, manufacturers and supplies high-power infrastructure equipment to the paging and mobile industry and owns and operates a wide-area messaging service (one- and two-way cellular and paging retail). Wireless Messaging Services implements and constructs new wireless broadband networks for the Company. Wireless Messaging Services also manufactures some paging equipment.

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

More recently, Wireless Messaging Services has developed a triple play voice, video, and data product that is being provided to residential developments both in the U.S. as well as internationally.

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

The Company competes in the regional banking data network business with traditional telephone companies. These companies offer limited bandwidth wireline circuits that cannot compete in terms of cost-effectiveness with the Company's high-capacity wireless broadband point-to-point circuits. The Company has not been able to identify any other company providing the same type of secure wireless broadband capability.

The Company also contemplates that it will sell third-party licensed products and services into its customer base such as Voice over Internet Protocol phone systems, check and deposit item imaging and bank branch capture systems, video conferencing systems, video surveillance systems, satellite systems and other high bandwidth-consuming products and services. As the Company enters these markets, it will be entering a highly competitive industry dominated by large, well-funded incumbent providers. The Company is planning to target its customer base where it is already providing encrypted wireless services. Those markets are also characterized by competition that includes smaller regional telecommunications providers.

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

INTELLECTUAL PROPERTY, PROPRIETARY RIGHTS AND LICENSES

Our success depends to a significant degree on our methodologies and software applications. We have three patents pending and file copyright and trademark applications as deemed necessary. In addition, we rely on laws protecting trade secrets, common law rights with respect to copyrights and trademarks, as well as non-disclosure and other contractual agreements to protect proprietary rights. There can be no guarantee that our intellectual property and those laws, and the procedures initiated to protect our business, will prevent misappropriation of our proprietary software and web site applications. In addition, those protections may not totally preclude competitors from developing products with similar features as those of ERF Wireless.

Although we believe our products and services are unique and do not infringe upon the proprietary rights of others, there can be no assurance that infringement claims will not be brought against us in the future. Any such claim could result in costly litigation or have a material adverse effect on our business, operating results and financial condition.

The Company has filed three patent applications on its CryptoVue(TM) technology. The abstract of the patent application filing included the secure, triple-controlled system for data over a network, which protects against data theft or alteration by one or more ("e.g., two") corrupt insiders working together with outsiders. A combination of dual-control tamper-resistant routers, physical hardware keys and encryption keys enforces what the Company believes to be best practice security protocols with thorough auditing. A remote monitoring center provides a third level of control along with remote auditing and detailed change-control alerts. The Company can provide no assurance that it will be successful in obtaining its patents on its intellectual property.

GOVERNMENTAL REGULATION

Our wireless Internet access products currently operate in a combination of licensed and unlicensed spectrum and we expect that such spectrum will remain unlicensed.

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

EMPLOYEES

As of March 31, 2007, we employ 46 full-time employees and 9 consultants. We have no collective bargaining agreements with our employees.

CUSTOMERS

Our Enterprise Network Services subsidiary customers consist of regional banking networks. Our Wireless Messaging Services Division focuses on a diversified base of customers and end users consisting of service providers, government agencies, businesses and other enterprises. Our Wireless Bundled Services Division will focus mostly on servicing private entities, commercial developments, cities, municipalities, and the general public in rural areas. Our Network Operations Services Division's customers will be the customers of both the Enterprise Network Services and Wireless Bundled Services divisions. The Company had two customers that represented approximately 34% and 19% of gross sales for the twelve months ended December 31, 2006. During the year ended December 31, 2005, two customers represented 11% and 27% of the Company's gross sales.

RESEARCH AND DEVELOPMENT

We rely on the providers of the products we sell to upgrade their products through research and development. Consequently, we do not perform material research and development and we have not incurred any material research and development costs during the two previous fiscal years and do not anticipate incurring any such costs in the current fiscal year.

RISK FACTORS

Any investment in our securities involves a high degree of risk. The most significant risks and uncertainties associated with our business are described below; however, they are not the only risks we face. If any of the following risks actually occur, our business, financial condition, or results or operations could be materially adversely affected, the trading of our common stock could decline, and an investor may lose all or part of their investment.

WE HAVE A LIMITED OPERATING HISTORY WITH SIGNIFICANT LOSSES AND EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE

We have incurred annual operating losses since our inception. As a result, at December 31, 2006, we had an accumulated deficit of 11,627,000. Our gross revenues for the twelve months ended December 31, 2006, were $1,716,000, with a loss from operations of $5,232,000 and a net loss applicable to common shareholders of $5,362,000. As we pursue our business plan, we expect our operating expenses to increase significantly, especially in the areas of sales and marketing. As a result of these expected cost increases, we will need to generate increased revenues to become profitable. We expect continued losses in fiscal 2007.

WE HAVE A LIMITED CASH AND LIQUIDITY POSITION AND WILL NEED TO RAISE ADDITIONAL FUNDS TO FUND OPERATIONS

As of December 31, 2006, we had cash and cash equivalents balances of $393,000 and a working capital deficit of $696,000. The Company has a two-year $3 million unsecured revolving credit facility, and as of December 31, 2006, there was approximately $1 million available for working capital for operations, acquisitions and project financing. We believe our cash, anticipated cash flow from operations and available credit facilities afford us adequate liquidity for the next 12 months, although we expect to raise additional capital during this period to fund our anticipated growth for our banking and WISP network businesses if acceptable terms are available, or to fund unexpected or unanticipated working capital expenditures. Moreover, we anticipate that we will need additional capital in the future to continue to expand our business operations. We have historically financed our operations through private equity and debt financings. We do not have any commitments for equity funding at this time, and additional funding may not be available to us on favorable terms, if at all. As such there is no assurance that we can raise additional capital from external sources, the failure of which could cause us to sell assets or curtail operations.

THE TERMS OF OUR DEBT OBLIGATIONS TO THE INVESTORS IN THE SEPTEMBER 2005 FINANCING SUBJECT US TO THE RISK OF FORECLOSURE OF CERTAIN OF OUR ASSETS

As of December 31, 2006, the remaining principal balance of the September 2005 financing was $874,351. To secure the payment of all obligations owed to the investors in the 2005 financings, we have granted to the investors a security interest and lien on certain of our assets. The occurrence of an event of default under any of our obligations would subject us to foreclosure by the investors to the extent necessary to repay any amounts due. If a foreclosure were to happen, it would have a material adverse effect on our financial condition. Furthermore, we may not have sufficient funds to repay the investors when our debt obligations to them become due. We are not required to establish a sinking fund for the repayment of our debt to the investors. Accordingly, we may be required to obtain funds to repay the investors either through refinancing or the issuance of additional equity or debt securities. We may be unable to obtain the funds needed, if any, to repay the obligations from any one or more of these other sources on favorable economic terms or at all.

A SIGNIFICANT NUMBER OF SHARES OF COMMON STOCK MAY BE ISSUED DURING THE NEXT 12 MONTHS. THE ISSUANCE OF THESE SHARES WILL HAVE A DILUTIVE EFFECT ON OUR COMMON STOCK AND MAY LOWER OUR STOCK PRICE.

We have reserved for issuance the following:

     o 10,000,000 shares of common stock pursuant to the Company's 2004 Non-Qualified Stock Option Plan, of which options to purchase 2,852,000 shares are outstanding as of March 31, 2007;
     o 2,033,924 shares of common stock underlying outstanding common warrants;
     o   6,484,565 shares of common stock underlying convertible debt;
     o 5,054,152 shares of common stock underlying the E-Series Bond, 2,527,076 issuable upon conversion and 2,527,076 issuable upon exercise of warrants that are issuable upon conversion;
     o 14,196,448 shares of common stock issuable upon conversion of Series A Preferred Stock. The maximum common shares converted from Series A Preferred shares are contractually restricted to five percent a quarter or twenty percent a year of the authorized and issued common shares outstanding at December 31, 2006.

The weighted average purchase price per share of common stock upon the issuance of these derivative securities, as if converted on March 31, 2007, is approximately (i) $3.21 per share of common stock underling the options, (ii)
3.06 per share of common stock underling the warrants, (iii) $0.1218 per share of common stock underling the convertible debt, (iv) $0.1385 per share of common stock underlying the E-Series Bond and $5.00 for the common stock underlying the warrant issuable upon conversion of the E-Series Bond; and (v) $0.03 per share of common stock underling the Series A Preferred Stock. Accordingly the issuance of these shares will have a dilutive effect from both a net tangible book value per share basis and from a number of shares of common stock outstanding basis. This overhang could have a depressive effect on our common stock price.

THE MARKET PRICE OF OUR COMMON STOCK IS VERY VOLATILE AND THE VALUE OF YOUR INVESTMENT MAY BE SUBJECT TO SUDDEN DECREASES

The trading price for our common stock has been, and we expect it to continue to be, volatile. For example, the closing bid price of our stock has fluctuated between $3.00 per share and $.12 per share since January 1, 2006. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results and general market and economic conditions, which are beyond our control. Factors such as fluctuations in our financial and operating results, technological innovations or new commercial products and services by us or our competitors, could also cause the market price of our common stock to fluctuate substantially. In addition, the stock market has, from time to time, experienced extreme price and volume fluctuations. These broad market fluctuations may lower the market price of our common stock. Moreover, during periods of stock market price volatility, share prices of many companies have often fluctuated in a manner not necessarily related to their operating performance. Accordingly, our common stock may be subject to greater price volatility than the stock market as a whole.

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

     o The Company's Wireless Bundled Services Division's ability to acquire existing rural wireless broadband networks throughout North America and the ability to secure customers in the rural regions in which the Company acquires these wireless broadband networks.

     o The Company's Wireless Messaging Services Division's ability to keep current customers and secure new customers.

     o The Company's Network Operations Division's ability to acquire new customers through the Enterprise Network Services Division, the Wireless Bundled Services Division and third parties.

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

FOR THE YEAR 2006, THE MAJORITY OF OUR REVENUE WAS GENERATED FROM SHORT-TERM AGREEMENTS.

For the twelve-month period ended December 31, 2006 the majority of our revenues from customers resulted from short-term, terminable at will, arrangements. There is no assurance that these customers will continue to conduct business with us in the future, the failure of which could have a material adverse effect on our business operations.

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

WE MUST CONTINUALLY ENHANCE ITS SERVICES TO MEET THE CHANGING NEEDS OF ITS CUSTOMERS OR FACE THE POSSIBILITY OF LOSING FUTURE BUSINESS TO COMPETITORS.

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

WE DEPEND UPON OUR INTELLECTUAL PROPERTY AND OUR FAILURE TO PROTECT EXISTING INTELLECTUAL PROPERTY OR SECURE AND ENFORCE SUCH RIGHTS FOR NEW PROPRIETARY TECHNOLOGY COULD ADVERSELY AFFECT OUR FUTURE GROWTH AND SUCCESS.

The Company's ability to successfully protect its proprietary technology is essential to its success. The Company has filed trademark and patent applications to protect intellectual property rights for technology that it develops. The Company's future success also may depend upon its ability to obtain additional licenses for other intellectual properties. The Company may not be successful in acquiring additional intellectual property rights with significant commercial value on acceptable terms. Even if the Company is successful in acquiring such rights, it can provide no assurance that it will be successful in adapting or deploying them as to the timing or cost of such development efforts or as to the commercial success of the resulting products or services.

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

ITEM 2.  DESCRIPTION OF PROPERTY

Our principal offices are located in League City, Taylor and Lubbock, Texas, pursuant to term leases believed to reflect market rates and terms, including the following:

                                                                                        Approximate
Location             Function                                  Size (square feet)  Monthly lease payment
-------------------  ----------------------------------------  ------------------  ---------------------

League City, TX      ERF Wireless Inc. Corporate Headquarters        13,837              $ 10,110

Taylor, TX           ENS Operational Division Headquarters            4,387              $  3,493

Lubbock, TX          WBS Operational Division Headquarters           10,000              $  5,000

Our interests in our communications sites are comprised of operating leases created by long-term lease agreements at market rates. A typical tower site consists of a compound enclosing the tower site, a tower structure, and an equipment shelter that houses a variety of transmitting, receiving and switching equipment.

The Company occupies office and tower facilities under several non-cancelable operating lease agreements expiring at various dates through September 2012, and requiring payment of property taxes, insurance, maintenance and utilities.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

MARKET PRICE INFORMATION AND DIVIDEND POLICY

Our common stock trades on the Nasdaq OTC Electronic Bulletin Board under the symbol ERFW. The market for our common stock is limited, sporadic, and highly volatile. The following table sets forth the approximate high and low closing sales prices for our common stock for the last two fiscal years. The quotations reflect inter-dealer prices, without retail markups, markdowns, or commissions and may not represent actual transactions.

                                                High                    Low
                                             ----------              ----------
YEAR 2006
            Quarter ended December 31           $0.69                   $0.16
            Quarter ended September 30          $0.70                   $0.22
            Quarter ended June 30               $1.36                   $0.57
            Quarter ended March 31              $3.00                   $1.15
YEAR 2005
            Quarter ended December 31          $11.25                   $2.49
            Quarter ended September 30         $11.00                   $3.50
            Quarter ended June 30               $4.00                   $3.51
            Quarter ended March 31              $4.75                   $3.85

STOCKHOLDERS

As of March 31, 2007, we believe there were approximately 500 holders of record of our common stock.

DIVIDENDS

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and do not anticipate declaring or paying any cash dividends on our common stock in the near future.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information, as of March 31, 2007, concerning securities authorized for issuance under the 2004 Non-Qualified Stock Option Plan and other outstanding options, warrants and rights:

                                                                                                           Number of Securities
                                                                                                            Remaining Available
                                                            Number of Securities                            for Future Issuance
                                                              to Be Issued Upon      Weighted Averaged         Under Equity
                                                                 Exercise of         Exercise Price of       Compensation Plans
                                                             Outstanding Options,   Outstanding Options,    (Excluding Securities
                                                              Warrants & Rights     Warrants & Rights      Reflected in Column (a)
                                                                      (a)                   (b)                     (c)
                                                           ------------------------ --------------------- ------------------------
Equity compensation plans approved by security holders:

            None                                                           -                    -                         -

Equity compensation plans not approved by security holders:

            2004 Non-Qualified Stock Compensation Plan (1)           150,000               $ 1.38                 2,822,366


                                                           ------------------------ --------------------- ------------------------
                        Total                                        150,000               $ 1.38                 2,822,366
                                                           ======================== ===================== ========================

RECENT SALES OF UNREGISTERED SECURITIES

Set forth below is certain information concerning issuances of common stock that were not registered under the Securities Act that occurred, but were not reported, in the third quarter ended August 31, 2006 and that occurred in the fourth quarter of fiscal 2006.

During the fourth quarter of fiscal 2006, we converted the principal amount of $200,000 of Series E Bonds and issued 536,725 shares of common stock and issued three year warrants to purchase 536,725 shares of common stock at $5 per share.

The issuances referenced above were consummated pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder on the basis that such transactions did not involve a public offering and the offerees were sophisticated, accredited investors with access to the kind of information that registration would provide. The recipients of these securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions.

EQUITY REPURCHASES BY ISSUER

The Company did not effect any common stock repurchases during fiscal 2006.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the other sections of this annual report on Form 10-KSB, including the financial statements.

BUSINESS STRATEGY

The Company has four operating divisions to provide solutions and services to different segments of the wireless industry. The Company's Enterprise Networks Services Division serves enterprise customers, private entities, cities, unincorporated municipalities and the general public. The Company's Wireless Bundled Services Division provides wireless broadband products and services, including Internet, voice, data and security services, and is in the early stages of building or acquiring a seamless wireless broadband network throughout much of North America to serve private entities, cities, municipalities and the general public. The Company's Wireless Messaging Services Division provides wireless broadband system design and implementation, manufactures and supplies high-power infrastructure equipment to the wireless messaging industry and owns and operates a wide-area messaging service (one- and two-way cellular and paging retail). In addition, WMS provides a turn-key implementation of a triple play voice, video, and data to residential developments internationally as well as in the U.S. The Company's Network Operation Services Division provides the overall day-to-day operations, maintenance, upgrading, 24/7 monitoring and expansion of all wireless broadband networks that the Company constructs, acquires, maintains and administers. Hereinafter, all references to the Company include the operations and financial condition of the Company and its operating divisions.

During the twelve-month period ended December 31, 2006, the Company completed its fifth regional banking network involving designing, constructing, maintaining and monitoring a secure 20-Mbps enterprise class wireless banking network for a Louisiana bank; interconnecting 12 locations in 10 cities along with an upgrade to an existing BankNet network. This contract totaled approximately $917,000, including a $655,000 installation contract, together with annual maintenance and monitoring services contract over five years. This project involves point-to-point links in excess of 30 miles with installation of two 190-foot towers, two 120-foot towers, six 96-foot towers, two 65-foot towers and 31 Motorola industrial microwave dish radios. The project also involved installation of 12 of our proprietary CryptoBox encryption devices at the branch locations and at the main operations center bank. The Company announced the completion of this project in a press release dated July 31, 2006. The design and installation of the high-speed wireless broadband network for this bank, together with a recurring revenue contract for monitoring and maintenance services over the next five-years, exemplifies our wireless broadband business model for the regional banking community. The Company's proprietary CryptoVueTM hardware, biometric encryption devices and processes implemented at each bank branch location are the real enablers that allow us to deliver these secure high-speed financial networks. The Company's banking network solutions not only lower the banks' overall communications costs, but also allow the bank to add new services such as Voice over IP, document and item imaging at the branch level, video conferencing and a host of other new applications that improve efficiency and lower costs of operations.

The Company has completed construction of five BankNet bank networks in three states as well as a significant upgrade to an existing bank network in the second quarter of 2006. The Company continues to focus its initial marketing efforts at certain Louisiana, Mississippi, Alabama, Georgia, Texas and Florida banks due to the likelihood of hurricanes and wide-scale disasters in those states as well.

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

The Company's fault-tolerant network solutions for individual banks ("BranchNetTM systems") intend to provide up to 300 Mbps of encrypted microwave data communications bandwidth with satellite failover among a financial institution's branches spread across hundreds of miles (BranchNet). BranchNet systems address the banking industry demands for secure, fault-tolerant broadband networks, while significantly reducing the cost of the required fault-tolerant bandwidth versus traditional wireline communications options provided by the incumbent telephone carriers.

Over the next five years, the Company plans to fulfill its vision to develop, own and operate a nationwide fiber, satellite and encrypted wireless network for the banking industry called US BankNet. The Company leases fiber for long-haul data transmissions, builds encrypted wireless infrastructure for the "last mile", and incorporates satellite failover for redundancy.


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2006, COMPARED TO YEAR ENDED DECEMBER 31, 2005

The following table sets forth summarized consolidated financial information for the years ended December 31, 2006 and 2005:

CONDENSED FINANCIAL INFORMATION

                                                              Twelve Months Ended December 31,
                                               ------------------------------------------------------------------
             ($ IN THOUSANDS)                      2006              2005            $ Change          % Change
                                               ------------      ------------      ------------      ------------
Total sales                                    $     1,716       $       643       $     1,073               167%
Cost of goods sold                                   1,264               382               882               231%
                                               ------------      ------------      ------------      ------------
Gross profit                                           452               261               191                73%
                                               ------------      ------------      ------------      ------------
Percent of total sales                                  26%               41%
Operating expenses                                   5,756             3,364             2,392                71%
                                               ------------      ------------      ------------      ------------
Loss from operations                                (5,304)           (3,103)           (2,201)               71%
Other income/(expense)                                  72              (308)              380             -123%
                                               ------------      ------------      ------------      ------------
Net loss                                            (5,232)           (3,411)           (1,821)               53%
                                               ------------      ------------      ------------      ------------
Deemed dividend related to beneficial
     conversion feature of preferred stock            (130)           (1,342)            1,212              -90%
                                               ------------      ------------      ------------      ------------
Net loss attributable to common
shareholders                                   $    (5,362)      $    (4,753)      $      (609)               13%
                                               ============      ============      ============      ============

For the year ended December 31, 2006, the Company's business operations reflected an increase in Wireless Messaging Services, Wireless Bundled Services and Enterprise Network Services. For the year ended December 31, 2006, the Company's consolidated operations generated net sales of $1,716,000 compared to prior year net sales of $643,000. The increase in net sales is primarily attributable to an increase in product sales of $974,000, service sales of $53,000 and other of $46,000 from the wireless banking network installations attributable to two major customers and wireless broadband installations. For the year ended December 31, 2006, the Company had a gross profit margin of 26%, compared to a gross profit margin of 41% for the prior year. The decrease in gross profit margin is primarily attributable to several factors: (i) an overall lower than expected margins on product and service sales related to wireless banking network installations from Enterprise Network Services; and (ii) lower than expected margins on wireless broadband product and service sales from Wireless Bundled Services.

The Company incurred a net loss of $5,232,000 for the year ended December 31, 2006. The Company's net loss for the twelve months ended December 31, 2006, included approximately $308,000 in depreciation and amortization expenses, $561,000 of interest amortization, $928,000 of derivative income, $84,000 of non-cash interest expense, $249,000 of option and warrant expense, $685,000 of other general and administrative net of non-cash charges, $2,456,000 in employment expenses net of non-cash charges and $835,000 in professional services net of non-cash charges.

SALES INFORMATION

Set forth below is a table presenting summarized sales information for our business segments for the years ended December 31, 2006 and 2005:

      ($ IN THOUSANDS)                                 Fiscal Year Ended December 31,
                                -----------------------------------------------------------------------------
      Business Segment             2006      % of Total       2005      % of Total    $ Change      % Change
                                ---------    ---------     ---------    ---------     ---------     ---------
Wireless Messaging Services     $    570           33%     $    416           65%     $    154            37%
Wireless Bundled Services            132            8%           60            9%           72           120%
Enterprise Network Services        1,014           59%          167           26%          847           507%
                                ---------    ---------     ---------    ---------     ---------     ---------
Total Sales                     $  1,716          100%     $    643          100%     $  1,073           167%
                                =========    =========     =========    =========     =========     =========

For the year ended December 31, 2006, net sales increased to $1,716,000 from $643,000 for the year ended December 31, 2005. The overall increase of 167% was attributable to an $847,000 increase in Enterprise Network Services, increase of $154,000 of Wireless Messaging Services and an increase in Wireless Bundled Services of $72,000. The $847,000 increase in sales of the Enterprise Network Services for the year ended December 31, 2006, was primarily attributable to sales from product and service sales of enterprise-class encrypted wireless banking network installations from two major customers. The increase of $154,000 in Wireless Messaging Services is primarily attributable to wireless broadband system design and implementation. The increase of $72,000 in Wireless Bundled Services is primarily attributable to increased customer base through acquisition of ISP subscriber agreements.

COST OF GOODS SOLD

The following tables set forth summarized cost of goods sold information for the years ended December 31, 2006 and 2005:

      ($ IN THOUSANDS)                                  Fiscal Year Ended December 31,
                                -----------------------------------------------------------------------------
      Business Segment            2006        % of Total      2005       % of Total    $ Change     % Change
                                ---------     ---------     ---------    ---------     ---------    ---------

Wireless Messaging Services     $    282            22%     $    200           52%     $     82           41%
Wireless Bundled Services            114             9%           37           10%           77          208%
Enterprise Network Services          868            69%          145           38%          723          499%
                                ---------     ---------     ---------    ---------     ---------    ---------
Total Sales                     $  1,264           100%     $    382          100%     $    882          231%
                                =========     =========     =========    =========     =========    =========

                                                    Fiscal Year Ended
                                                       December 31,
                                     --------------------------------------------------
       ($ IN THOUSANDS)                 2006         2005       $ Change      % Change
                                     ---------    ---------     ---------     ---------

Products and integration service     $    993     $    249      $    744           299%
Rent and maintenance                       67           73            (6)           -8%
Salary and related costs                   91           23            68           296%
Depreciation                               54            9            45           500%
Other costs                                59           28            31           111%
                                     ---------    ---------     ---------     ---------
Total Operating Expenses             $  1,264     $    382      $    882           231%
                                     =========    =========     =========     =========

For the year ended December 31, 2006, cost of goods sold increase by $882,000, or 231%, to $1,264,000 from $382,000 as compared to the year ended December 31, 2005. The increase of $882,000 in cost of goods sold is primarily attributable to: (i) product and service cost of $744,000 associated with Enterprise Network Services due to increase sales from two major customers; and (ii) $68,000 of salary and related cost is primarily attributable to direct labor cost associated with Enterprise Network Services construction and integration of banking networks; and (iii) $45,000 primarily attributable to depreciation expense associated with acquisitions and extending our wireless network area to increase our ISP customer base,(iv) $31,000 of other cost is primarily attributable to freight and travel cost associated with Enterprise Network Services construction and integration of banking networks.

OPERATIONS EXPENSES

The following table sets forth summarized operating expense information for the years ended December 31, 2006 and 2005:

                                          Twelve Months Ended December 31,
                                     ----------------------------------------
      ($ IN THOUSANDS)                 2006       2005    $ Change   % Change
                                     -------    -------    -------    -------

Employment expenses                  $2,818     $1,456     $1,362         94%
Professional services                 1,574      1,202        372         31%
Rent and maintenance                    288        188        100         53%
Depreciation and amortization           254        110        144        131%

Other general and administrative        822        408        414        101%
                                     -------    -------    -------    -------
Total operating expenses             $5,756     $3,364     $2,392         71%
                                     =======    =======    =======    =======

For the year ended December 31, 2006, operating expenses increased by 71% to $5,756,000, as compared to $3,364,000 for the year ended December 31, 2005. The increases that occurred, as evidenced by the immediately preceding table, are discussed below:

     o A $1,362,000 increase in employment expense. The increase is primarily attributable to staffing increases associated with acquisitions completed in 2nd half of 2005 and 2006 as compared to staffing level in 2005. The increase in employees was attributable to the SkyVue USA acquisition, other smaller wireless company acquisitions and management resources necessary for the Company's anticipated growth.

     o A $372,000 increase in professional services. The increase is primarily related to accounting expense of $184,000, legal expense of $60,000, investor relations expense of $235,000, settlement expense of $102,000, offset with a $125,000 decrease in professional fees other and a $93,000 decrease in consulting expense due to a re-class to accounting expense. The increase in professional fees is principally associated with additional resources in the field of investor relations and legal expenses. Additionally, the Company utilizes certain consulting resources in accounting to update the financial reporting systems to appropriately handle the anticipated growth, debt registration and implementing internal controls.

     o A $100,000 increase in rent and maintenance expenses, primarily due to leases obtained through SkyVue USA acquisition and repairs and maintenance of buildings.

     o A $144,000 increase in depreciation and amortization, due principally to the SkyVue USA acquisition, resulting in increased amortization of intangibles of $101,000.

     o A $414,000 increase in other general and administrative expense. The increase is primarily related to office supplies expense of $39,000, insurance expense of $19,000, utility expense of $122,000, advertising expense of $40,000, travel and entertainment expense of $93,000 and bad debt expense of $18,000. The increase in other and general administrative expense primarily attributable to increased cost associated with the Skyvue USA acquisition at end of year of 2005 and other smaller acquisitions.

OTHER (INCOME) EXPENSE, NET

The decrease in other (income) expense is primarily attributable to derivative instruments income of $928,000. This income represents the net unrealized (non-cash) charge during the twelve months ended December 31, 2006 in the fair value of our derivative instrument liabilities related to warrants and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately. Additionally interest associated with the derivative instruments accounted for $657,000 during the year.

NET LOSS

For the twelve months ended December 31, 2006, our net loss was $5,232,000 compared to a loss of $3,411,000 for the twelve months ended December 31, 2005. The increase in the loss for the twelve months ended December 31, 2006 as compared to the twelve months ended December 31, 2005, was attributable to the factors discussed immediately above.

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS

For the twelve months ended December 31, 2006, our net loss was $5,362,000 compared to a loss of $4,753,000 for the twelve months ended December 31, 2005. The Company's Net Loss Applicable to common shareholders included deemed dividends on the beneficial conversion of the 87,000 shares of Series A Preferred Stock that was limited to the amount of consideration received totaling $130,000 in the year ended December 31, 2006.

YEAR ENDED DECEMBER 31, 2005, COMPARED TO YEAR ENDED DECEMBER 31, 2004

The following table sets forth summarized consolidated financial information for the years ended December 31, 2005 and 2004:

CONDENSED FINANCIAL INFORMATION

                                                            Twelve Months Ended December 31,
                                                  ----------------------------------------------------
                 ($ IN THOUSANDS)                   2005           2004        $ Change      % Change
                                                  -------        -------        -------       -------
Total sales                                       $   643        $   325        $   318            98%
Cost of goods sold                                    382             84            298           355%
                                                  -------        -------        -------       -------
Gross profit                                          261            241             20             8%
                                                  -------        -------        -------       -------
Percent of total sales                                 41%            74%
Operating expenses                                  3,364            960          2,404           250%
                                                  -------        -------        -------       -------
Loss from operations                               (3,103)          (719)        (2,384)          332%
Other income/(expense)                               (308)            --           (308)           --
                                                  -------        -------        -------       -------
Net loss                                           (3,411)          (719)        (2,692)          374%
                                                  -------        -------        -------       -------
Unrealized holding gain/(loss)                         --              2             (2)         -100%
                                                  -------        -------        -------       -------
Deemed dividend related to beneficial
     conversion feature of preferred stock         (1,342)          (750)          (592)           79%
                                                  -------        -------        -------       -------
Net loss attributable to common shareholders      $(4,753)       $(1,467)       $(3,286)          224%
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

Set forth below is a table presenting summarized sales information for our business segments for the years ended December 31, 2005 and 2004:

            ($ IN THOUSANDS)                                        Fiscal Year Ended December 31,
                                   ------------------------------------------------------------------------------------------------
          Business Segment              2005        % of Total           2004         % of Total        $ Change        % Change
                                   -------------   --------------   --------------   --------------   -------------    ------------
    Wireless Messaging Services     $       416              65%    $         313              96%    $        103             33%
    Bundled Wireless Services                60               9%               12               4%              48            400%
    Enterprise Network Services             167              26%                -               0%             167              -
                                   -------------   --------------   --------------   --------------   -------------    ------------
    Total sales                    $        643             100%    $         325             100%    $        318             98%
                                   =============   ==============   ==============   ==============   =============    ============

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

COST OF GOODS SOLD

The following tables set forth summarized cost of goods sold information for the years ended December 31, 2005 and 2004:

              ($ IN THOUSANDS)                                    Fiscal Year Ended December 31,
              Business Segment            2005       % of Total        2004         % of Total          $ Change        % Change
                                     -------------  ------------  --------------   --------------    --------------   --------------
      Wireless Messaging Services     $       200           52%   $          77              92%     $         123             160%
      Bundled Wireless Services                37           10%               7               8%                30             429%
      Enterprise Network Services             145           38%               -               0%               145               -
                                     -------------  ------------  --------------   --------------    --------------   --------------
      Total cost of goods sold       $        382          100%   $          84             100%     $         298             355%
                                     =============  ============  ==============   ==============    ==============   ==============

      DETAILED COST OF GOODS SOLD

                                                             Year Ended December 31,
                                                     --------------------------------------
              ($ IN THOUSANDS)                            2005                  2004               $ Change           % Change
                                                     ----------------     -----------------    -----------------    ---------------

      Products and integration service               $           249      $             75     $            174               232%
      Rent and maintenance                                        73                                         73
      Salary and related costs                                    23                                         23
      Depreciation                                                 9                                          9
      Other costs                                                 28                     9                   19               211%
                                                     ----------------     -----------------    -----------------    ---------------
      Total cost of goods sold                       $           382      $             84     $            298               355%
                                                     ================     =================    =================    ===============

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

     o An $114,000 increase in rent and maintenance expenses, primarily due to office lease expense for the corporate office and other leases obtained through the Skyvue USA acquisition.

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

CASH FLOWS

The Company's operating activities increased net cash used by operating activities to $2,677,000 in the year ended December 31, 2006, compared to net cash used of $1,968,000 in the year ended December 31, 2005. The increase in net cash used by operating activities was primarily attributable to fund an increase in the company's net operating loss $5,232,000, net of $2,698,000 non-cash charges combined with derivative income $928,000 to equal net non-cash charge of $1,770,000, combined together with $785,000 of cash used by fluctuations in working capital requirements consisting of the combination of accounts receivable, inventory, prepaid expenses, accounts payable, accrued expenses, cost in excess of billings, deferred liability lease and deferred revenue.

The Company's investing activities used net cash of $226,000 in the year ended December 31, 2005, compared to use of net cash of $373,000 in the year ended December 31, 2005. Spending has decreased compared to last year capital spending and growth through acquisition.

The Company's financing activities provided net cash proceeds of $2,694,000 in the year ended December 31, 2006, compared to $2,937,000 of cash provided in the year ended December 31, 2005. The cash provided in the twelve months ended December 31, 2006, was primarily associated with the investor advances of $130,000, proceeds from line of credit net and other financing arrangements net of $2,446,000 and proceeds received from the company's private placement of $118,000 from common stock net of commissions.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, the Company's current assets totaled $1,118,000 (including cash and cash equivalents of $393,000). Total current liabilities were $1,814,000, resulting in negative working capital of $696,000. The Company has funded operations to date through a combination of utilizing cash on hand, issuing common stock to settle certain current liabilities, borrowings and raising additional capital through the sale of its securities.

At December 31, 2006, the Company had approximately $1 million available on a $3 million unsecured revolving credit facility maturing in February 2009. The terms of the two-year unsecured revolving credit facility will allow us to draw upon the facility as financing requirements dictate and provides for quarterly interest payments at an annual 6% rate. The loan may be prepaid without penalty or repaid at maturity. In the event that the Company draws down the full $3 million amount available under the revolving credit facility on or prior to December 31, 2007, and the Company requires additional working capital to pursue its business strategy and operations and has not closed on alternative debt or equity financing aggregating at least $1 million, the lender has agreed to fund up to an additional $1 million during 2007 under the same terms and conditions.

We believe our cash, anticipated cash flow from operations and available credit facilities afford us adequate liquidity for the next 12 months, although we expect to raise additional capital during this period to fund our anticipated growth for our banking and WISP network businesses if acceptable terms are available, or to fund unexpected or unanticipated working capital expenditures.

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

     o Investment in towers, radios, customer premise equipment and other related equipment associated with wireless broadband expansion plans

     o Investment in back office systems and related infrastructure to support the Company's wireless broadband expansion plans

     o Investment in laboratory facilities including test and simulation equipment

     o Investment or licensing of certain intellectual property related to the Company's wireless broadband expansion plans

     o   General working capital purposes

The Company operations for the twelve months ended December 31, 2006, was primarily funded by investor advances of $130,000, proceeds from the Company's line of credit, net totaling $2,006,000, proceeds from convertible debt financing of $513,000 and net proceeds from sales of common stock of 118,000.

Other than the credit facility with Angus Capital Partners, we do not have any significant credit facilities available with financial institutions or other third parties and as such we must rely upon best efforts third-party funding from individual accredited investors. The Company will use its best efforts to raise additional funds through the sale of debt or equity securities to meet future working capital requirements.

There can be no assurance that we will be successful in raising any funds from any of these debt or equity offerings or from any future best efforts financing efforts. If we are unable to either obtain financing from external sources or generate internal liquidity from anticipated future operations, we may need to curtail acquisition plans and operations.

CONTRACTUAL OBLIGATIONS

The following table sets forth contractual obligations as of December 31, 2006:

                                                            Payments Due by Period
                                  -----------------------------------------------------------------------
                                                  Less than                                    More than
                                    Total          1  Year        1-3 Years      3-5 Years      5 Years
                                  ----------      ----------     ----------     ----------     ----------
CONTRACTUAL OBLIGATIONS:
  Long-term debt obligations      $    3,839      $    1,502     $    2,337     $       --     $       --
  Operating lease obligations          1,522             434            881            207             --
                                  ----------      ----------     ----------     ----------     ----------
TOTAL CONTRACTUAL OBLIGATIONS     $    5,361      $    1,936     $    3,218     $      207     $       --
                                  ==========      ==========     ==========     ==========     ==========

The Company's contractual obligations consist of long-term debt of $2,799,000, derivative liabilities of $313,000 unamortized debt discount of $523,000 and interest expense of $204,000 as set forth in Note 10 to the company's financial statements, Notes Payable and Long-Term Debt, and certain obligations for operating leases requiring future minimal commitments under non-cancelable leases set forth in Note 12 - Commitments and Contingencies.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2006, the Company did not have any significant off-balance-sheet arrangements other than certain office and tower facility operating leases requiring minimal commitments under non-cancelable leases disclosed in the table above.

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

     o a current expectation that, more likely than not, the asset will be sold or otherwise disposed of before the end of its previously estimated useful life;

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

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force ("EITF"), on Issue NO. 03-13, "Applying the Conditions in Paragraph 42 of FASB Statement No. 144 on Determining Whether to Report Discontinued Operations." The Issue provides a model to assist in evaluating (a) which cash flows should be considered in the determination of whether cash flows of the disposal component have been or will be eliminated from the ongoing operations of the entity and (b) the types of continuing involvement that constitute significant continuing involvement in the operations of the disposal component. Should significant continuing ongoing involvement exist, then the disposal component shall be reported in the results of continuing operations or the consolidated statements of operations and cash flows. We are currently evaluating the premises of EITF No. 03-13 and will adopt it as required.

In July 2006, the FASB issued FASB Interpretation ("FIN") No. 48 Accounting for Uncertainly in Income Taxes - An Interpretation of FASB Statement No. 109. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement, and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, and the provisions of FIN 48 will be applied to all positions upon the adoption of the Interpretation. The cumulative effect of this applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. Management is currently evaluating the impact of FIN 48 on the financial statements but does not believe that its adoption will have a material effect on the Companies' financial position, results of operations, or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The Company does not expect the adoption of this interpretation to have an impact on its financial position or results of operations.

On October 10, 2006, the FASB issued FSP No. FAS 123(R)-5, titled AMENDING GUIDANCE FOR ACCOUNTING FOR MODIFICATIONS OF INSTRUMENTS IN CONNECTION WITH EQUITY RESTRUCTURING ("FSP FAS 123(R)-5"). FSP FAS 123(R)-5 addresses whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP FAS 123(R)-1. It stipulates that for instruments that were originally issued as employee compensation and then modified solely to reflect an equity restructuring that occurs when the holders are no longer employees, that there is no change in the recognition or measurement of those instruments if (a) there is no increase in fair value of the award and (b) all holders of the same class of instruments are treated in the same manner. The guidance in FSP FAS 123(R)-5 is effective in the first reporting period beginning after October 10, 2006. Early application is permitted in periods for which financial statements have not been issued. Management is currently evaluating the impact of FSP FAS 123(R)-5 on the financial statements but does not believe that its adoption will have a material effect on the Companies' financial position, results of operations, or cash flows.

FSP FAS 123(R)-6 was issued to make several technical corrections to SFAS 123(R). These include exemption for non-public entities from disclosing the aggregate intrinsic value of outstanding fully vested share options, revision to the computation of the minimum compensation cost that must be recognized, indication that at the date the illustrative awards were no longer probable of vesting, any previously recognized compensation cost should have been reversed, and changes to the definition of short-term inducement to exclude an offer to settle an award. The guidance in FSP FAS 123(R)-6 is effective in the first reporting period beginning after October 20, 2006. Early application is permitted in periods for which financial statements have not yet been issued. Management is currently evaluating the impact of FSP FAS 123(R)-6 on the financial statements but does not believe that its adoption will have a material effect on the Companies' financial position, results of operations, or cash flows.

In February 2006, the FASB issued SFAS No. 155, "" ("SFAS No. 155") which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 140"). SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. SFAS No. 155 will be effective for the Company in the first quarter of fiscal 2007 and is not expected to have an impact on the Company's financial statements.

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact SFAS No. 157 will have on the Company's financial position, results of operations, and cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB statement No. 115." This Statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the "fair value option"). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. If an entity elects the fair value option for a held-to-maturity or available-for-sale security in conjunction with the adoption of this Statement, that security shall be reported as a trading security under Statement 115, but the accounting for a transfer to the trading category under paragraph 15(b) of Statement 115 does not apply. Electing the fair value option for an existing held-to-maturity security will not call into question the intent of an entity to hold other debt securities to maturity in the future. This statement is effective as of the first fiscal year that begins after November 15, 2007. The Company is currently analyzing the effects SFAS 159 will have on the Company's financial condition and results of operations.

INFLATION

The Company's results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on its operations in the future.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
ERF Wireless Inc.
League City, Texas

We have audited the accompanying consolidated balance sheets of ERF Wireless, Inc., as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ERF Wireless, Inc. as of December 31, 2006 and 2005, the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

LBB & ASSOCIATES LTD., LLP
Houston, Texas
April 06, 2007

                                                ERF WIRELESS, INC.
                                            CONSOLIDATED BALANCE SHEET
                                       DECEMBER 31, 2006 AND DECEMBER 2005
                                        ($ IN THOUSANDS EXCEPT SHARE DATA)

                                                                                     DECEMBER 31,     DECEMBER 31,
                                                                                         2006             2005
                                                                                     -----------      -----------

                                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                          $       393      $       602
  Accounts receivable, net                                                                   387               85
  Inventories                                                                                132              139
  Cost and profit in excess of billings                                                       69               --
  Prepaid expenses                                                                           137              423
                                                                                     -----------      -----------
      TOTAL CURRENT ASSETS                                                                 1,118            1,249
                                                                                     -----------      -----------

PROPERTY AND EQUIPMENT
  Property and equipment                                                                   1,001              465
  Less accumulated depreciation                                                             (199)             (63)
                                                                                     -----------      -----------
      TOTAL PROPERTY AND EQUIPMENT                                                           802              402
                                                                                     -----------      -----------


INTANGIBLE ASSETS, NET                                                                       299              436
OTHER ASSETS                                                                                   5                3
                                                                                     -----------      -----------
TOTAL ASSETS                                                                         $     2,224      $     2,090
                                                                                     ===========      ===========

                                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                                                   $       506      $       163
  Accrued expenses                                                                           281              203
  Derivative liabilities                                                                     313            1,143
  Notes payable and current portion of long-term debt                                        519              809
  Deferred liability leases                                                                  186               --
  Deferred revenue                                                                             9              307
                                                                                     -----------      -----------
      TOTAL CURRENT LIABILITIES                                                            1,814
                                                                                                            2,625
                                                                                     -----------      -----------

  Long-term notes payable                                                                  2,280              204
  Deferred liability leases                                                                  639               --
  Deferred revenue                                                                            25               23
                                                                                     -----------      -----------
      TOTAL LONG-TERM  LIABILITIES                                                         2,944              227
                                                                                     -----------      -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Preferred stock -- $.001 par value
    Authorized 25,000,000 shares Issued and outstanding at December 31, 2006 and
    December 31, 2005, 3,800,649 and 4,173,530, respectively                                   4                4
  Common stock - $.001 par value
    Authorized 475,000,000 shares Issued and outstanding at December 31, 2006,
    and December 31, 2005, 24,039,733 and 7,645,031, respectively                             24                8
  Additional paid in capital                                                               9,065            5,491
  Accumulated deficit                                                                    (11,627)          (6,265)
                                                                                     -----------      -----------
      TOTAL SHAREHOLDERS' DEFICIT                                                         (2,534)            (762)
                                                                                     -----------      -----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                          $     2,224      $     2,090
                                                                                     ===========      ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.





                               ERF WIRELESS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
              ($ IN THOUSANDS EXCEPT SHARE DATA AND LOSS PER SHARE)


                                                      2006             2005
                                                  -----------       -----------

SALES:
  Products                                        $     1,084       $       110
  Services                                                586               533
  Other                                                    46                --
                                                  -----------       -----------
TOTAL SALES                                             1,716               643
                                                  -----------       -----------

COSTS OF GOODS SOLD:
   Products and integration services                      993               249
   Rent, repairs and maintenance                           67                73
   Salary and related cost                                 91                23
   Depreciation                                            54                 9
   Other cost                                              59                28
                                                  -----------       -----------
TOTAL COSTS OF GOODS SOLD                               1,264               382
                                                  -----------       -----------
GROSS PROFIT                                              452               261
                                                  -----------       -----------

OPERATING EXPENSES:
  Selling, general and administrative                   5,502             3,254
  Depreciation and amortization                           254               110
                                                  -----------       -----------
TOTAL OPERATING EXPENSES                                5,756             3,364
                                                  -----------       -----------

LOSS FROM OPERATIONS                                   (5,304)           (3,103)
                                                  -----------       -----------

OTHER INCOME/(EXPENSES):
  Interest income                                           5                 7
  Interest expense                                       (738)             (164)
  Loss on extinguishment of debt                          (48)               --
  Warrant expense                                         (76)               --
  Derivative income (loss)                                929              (151)
                                                  -----------       -----------
TOTAL OTHER INCOME (EXPENSE)                               72              (308)
                                                  -----------       -----------

NET LOSS                                          $    (5,232)      $    (3,411)
                                                  ===========       ===========

Deemed dividend related to beneficial
     conversion feature of preferred stock               (130)           (1,342)

                                                  ===========       ===========
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS        $    (5,362)      $    (4,753)
                                                  ===========       ===========

NET LOSS PER COMMON SHARE:
  Basic                                           $     (0.37)      $     (0.61)
  Diluted                                         $     (0.37)      $     (0.61)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.





                                                         ERF WIRELESS, INC.
                                      CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                           FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
                                                          ($ IN THOUSANDS)

                                                                                                                            TOTAL
                                                                                                                            SHARE-
                                                    COMMON STOCK           PREFERRED STOCK      ADDITIONAL                  HOLDERS'
                                                 -------------------    ---------------------    PAID IN      RETAINED      EQUITY
                                                 SHARES      VALUE       SHARES       VALUE      CAPITAL      EARNINGS     (DEFICIT)
                                                --------    --------    --------     --------    --------     --------     --------

TOTAL SHAREHOLDERS' EQUITY                         4,487    $      5       2,331     $      2    $  1,523     $ (1,512)    $     18
   AS OF DECEMBER 31, 2004

Net loss                                              --          --          --           --          --       (3,411)      (3,411)

New stock issued to shareholders:
  Conversion of preferred stock to common stock    2,756           3        (147)          --          (3)          --           --
  For services, compensation and liabilities         260          --          --           --       1,099           --        1,099
  For retirement of debt and conversion of
    convertible preferred stock of employment
    contracts                                         --          --       1,990            2       1,340           --        1,342
  Beneficial conversion value - deemed dividend
    on preferred stock                                --          --          --           --       1,342       (1,342)          --
  Proceeds from sale of common stock, net            142          --          --           --         190           --          190
                                                --------    --------    --------     --------    --------     --------     --------
TOTAL SHAREHOLDERS' DEFICIT
   AS OF DECEMBER 31, 2005                         7,645           8       4,174            4       5,491       (6,265)        (762)

Net loss                                              --          --          --           --          --       (5,232)      (5,232)

New stock issued to shareholders:
  Conversion of preferred stock to common stock    8,583           8        (460)          --          (8)          --           --
  For services, compensation and liabilities       2,743           2          --           --       1,512           --        1,514
  For retirement of debt                           4,152           5          --           --       1,144           --        1,149
  Asset acquisition                                  750           1          --           --         299           --          300
  For retirement of debt and conversion of
    convertible preferred stock of employment
    contracts                                         --          --          87           --         130           --          130
  Beneficial conversion value - deemed dividend
    on preferred stock                                --          --          --           --         130         (130)          --
  Stock based compensation and stock option
    expense                                           --          --          --           --         173           --          173
  Warrant options expense                             --          --          --           --          76           --           76
  Proceeds from sale of common stock, net            167          --          --           --         118           --          118
                                                --------    --------    --------     --------    --------     --------     --------
TOTAL SHAREHOLDERS' DEFICIT
   AS OF DECEMBER 31, 2006                        24,040    $     24       3,801     $      4    $  9,065     $(11,627)    $ (2,534)
                                                ========    ========    ========     ========    ========     ========     ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.




                                    ERF WIRELESS, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2006 AND 2005
                                     ($ IN THOUSANDS)


                                                             DECEMBER 31,     DECEMBER 31,
                                                                 2006            2005
                                                             -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                     $    (5,232)     $    (3,411)
                                                             -----------      -----------

Adjustments to reconcile net loss to net cash
    used by operating activities:
  Loss on extinguishment of debt                                      48               --
  Amortization of debt discount                                      561              124
  Depreciation and amortization                                      308              119
  Stock issued for interest expense                                   84               --
  Stock issued for services rendered                               1,430              889
  Stock based compensation and stock option expense                  173               --
  Warrant expense                                                     76               --
  Derivative (income) loss                                          (928)             151
  Allowance for doubtful accounts                                     18              (14)
  (Increase) in accounts receivable, net                            (320)             (67)
  Decrease (increase) in inventories                                   7              (77)
  Decrease (increase) in prepaid expenses                            246             (233)
  (Increase) in cost and profit in excess of billings                (69)              --
  Increase in accounts payable                                       314               87
  Increase in accrued expenses                                        78              179
  Increase in deferred liability lease                               825               --
  (Decrease) increase in deferred revenue                           (296)             285
                                                             -----------      -----------
    Total Adjustment                                               2,555            1,443
                                                             -----------      -----------
NET CASH USED BY OPERATING ACTIVITIES                             (2,677)          (1,968)
                                                             -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                (224)            (252)
  Payment for purchase of SkyVue, net of cash acquired                --             (125)
  Decrease in marketable securities                                   --                7
  (Increase) in other assets                                          (2)              (3)
                                                             -----------      -----------
NET CASH USED BY INVESTING ACTIVITIES                               (226)            (373)
                                                             -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from line of credit                                 2,506               --
  Proceeds from financing agreements                                 513            1,552
  Payment of debt obligations                                       (573)            (147)
  Proceeds from  investor loans                                      130            1,342
  Proceeds from sale of common stock, net                            118              190
                                                             -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          2,694            2,937
                                                             -----------      -----------

NET (DECREASE) INCREASE IN CASH                                     (209)             596
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD             602                6
                                                             -----------      -----------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD           $       393      $       602
                                                             ===========      ===========

Supplemental disclosure of cash flow information:
  Net cash paid during the year for:
  Interest                                                   $         6      $         8
  Income taxes                                               $        --      $        --

Supplemental non-cash investing and financing activities:
   Asset purchase through issuance of stock                  $       300      $        --
   Retirement of debt through issuance of stock              $     1,149      $        --

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                           32

                               ERF WIRELESS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

NATURE OF THE COMPANY

ERF Wireless, Inc. (the Company), provides wireless communications products and services including the Company's core focus of providing enterprise-class wireless broadband services. The Company has formed four operating divisions to provide solutions and services to different segments of the wireless industry. The Company's Enterprise Network Services Division was formed to serve enterprise customers, private entities, cities, unincorporated municipalities and the general public. The Company's Wireless Bundled Services Division was formed to provide wireless broadband products and services, including Internet, voice, data, security and video services, and is in the early stages of building or acquiring a seamless wireless broadband network throughout North America to serve private entities, cities, municipalities and the general public. The Company's Wireless Messaging Services Division provides wireless broadband system design and implementation, manufactures and supplies high-power infrastructure equipment for the wireless messaging industry and owns and operates a wide-area wireless messaging service (one- and two-way cellular and paging retail). The Company's Network Operations Services Division provides the overall day-to-day operations, maintenance, upgrading, 24/7 monitoring and expansion of all wireless broadband networks that the Company constructs, acquires, maintains and administers. Please refer to segment footnote 14 for additional information regarding Company operating divisions.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and all highly liquid financial instruments with purchased maturities of three months or less. At various times during the year, the Company maintained cash balances in excess of FDIC insurable limits. Management feels this risk is mitigated due to the longstanding reputation of these banks.

CREDIT RISK

In the normal course of business, the Company extends unsecured credit to the majority of its customers. The company controls credit risk associated with its receivables through credit checks, approvals, and monitoring procedures. Generally, the company requires no collateral from its customers.

LEASES

We recognize lease expense on a straight-line basis over the minimum lease terms which expire at various dates through 2012. These leases are for office and radio tower facilities and are classified as operating leases. For leases that contain predetermined, fixed escalations of the minimum rentals, we recognize the rent expense on a straight-line basis and record the difference between the rent expense and the rental amount payable in liabilities.

                               ERF WIRELESS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

Leasehold improvements made at the inception of the lease are amortized over the shorter of the asset life or the initial lease term as described above. Leasehold improvements made during the lease term are also amortized over the shorter of the asset life or the remaining lease term.

On December 15, 2006 the Company entered into an agreement with Southwest Enhanced Network Services, LP, a wireless broadband Company, to assumed multiple tower and office leases in the greater Lubbock, Texas area. As part of the agreement ERF Wireless received $825,000 in cash to offset certain of the future operating lease costs. The $825,000 is recorded as a deferred leased liability and recognized as a reduction to rent expense on a straight-line basis over the lease term as described above. At the end of 2006 and 2005, this deferred lease liability balance was $825,000 and $0.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company uses the allowance method to account for uncollectible accounts receivable. The Company's estimate is based on historical collection experience and a review of the current status of accounts receivable. The company reviews its accounts receivable balances by customer for accounts greater than 90 days old and makes a determination regarding the collectibility of the accounts based on specific circumstances and the payment history that exists with such customers. The company also takes into account its prior experience, the customer's ability to pay and an assessment of the current economic conditions in determining the net realizable value of its receivables. The company also reviews its allowances for doubtful accounts in aggregate for adequacy following this assessment. Accordingly, the company believes that its allowances for doubtful accounts fairly represent the underlying collectibility risks associated with its accounts receivable.

DEFERRED REVENUES

Revenues that are billed in advance of services being completed are deferred until the conclusion of the period of the service for which the advance billing relates. Deferred revenues are included on the balance sheet in current and long-term liabilities until the service is performed and then recognized in the period in which the service is completed. The Company's deferred revenues consist of billings in advance of services being rendered for its wireless broadband, banking network monitoring and maintenance and wireless messaging customers and, accordingly, are deferred and recognized monthly as earned. The Company had deferred revenues in current and long-term liabilities of approximately $34,000 and $330,000 as of December 31, 2006, and December 31, 2005, respectively.

ADVERTISING COSTS

Advertising costs are expensed when incurred. For the periods ended December 31, 2006 and 2005, the Company expensed $82,000 and $42,000, respectively.

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

                               ERF WIRELESS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

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

INVENTORIES

Inventories are valued at the lower of cost or market. The cost is determined by using the average cost method. Inventories consist of the following items, in thousands:

                                            December 31,     December 31,
                                               2006             2005
                                             --------         --------

         Raw material                        $     41         $    125
         Finished goods                            91               14
                                             --------         --------
                                             $    132         $    139
                                             ========         ========

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

INTANGIBLE ASSETS

Intangible assets are amortized using methods that approximate the benefit provided by the utilization of the assets. The Company continually evaluates the amortization period and carrying basis of intangible assets to determine whether subsequent events and circumstances warrant a revised estimated useful life or impairment in value. To date, no such impairment has occurred. To the extent such events or circumstances occur that could affect the recoverability of our Intangibles assets, we may incur charges for impairment in the future.

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

                               ERF WIRELESS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

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

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods ended December 31, 2006, and December 31, 2005, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force ("EITF"), on Issue NO. 03-13. "Applying the Conditions in Paragraph 42 of FASB Statement No. 144 on Determining Whether to Report Discontinued Operations". The Issue provides a model to assist in evaluating (a) which cash flows should be considered in the determination of whether cash flows of the disposal component have been or will be eliminated from the ongoing operations of the entity and (b) the types of continuing involvement that constitute significant continuing involvement in the operations of the disposal component. Should significant continuing ongoing involvement exist, then the disposal component shall be reported in the results of continuing operations or the consolidated statements of operations and cash flows. We are currently evaluating the premises of EITF No. 03-13 and will adopt it as required.

                               ERF WIRELESS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

In July 2006, the FASB issued FASB Interpretation ("FIN") No. 48 Accounting for Uncertainly in Income Taxes - An Interpretation of FASB Statement No. 109. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement, and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, and the provisions of FIN 48 will be applied to all positions upon the adoption of the Interpretation. The cumulative effect of this applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. Management is currently evaluating the impact of FIN 48 on the financial statements but does not believe that its adoption will have a material effect on the Companies' financial position, results of operations, or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The Company does not expect the adoption of this interpretation to have an impact on its financial position or results of operations.

On October 10, 2006, the FASB issued FSP No. FAS 123(R)-5, titled AMENDING GUIDANCE FOR ACCOUNTING FOR MODIFICATIONS OF INSTRUMENTS IN CONNECTION WITH EQUITY RESTRUCTURING ("FSP FAS 123(R)-5"). FSP FAS 123(R)-5 addresses whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP FAS 123(R)-1. It stipulates that for instruments that were originally issued as employee compensation and then modified solely to reflect an equity restructuring that occurs when the holders are no longer employees, that there is no change in the recognition or measurement of those instruments if (a) there is no increase in fair value of the award and (b) all holders of the same class of instruments are treated in the same manner. The guidance in FSP FAS 123(R)-5 is effective in the first reporting period beginning after October 10, 2006. Early application is permitted in periods for which financial statements have not been issued. Management is currently evaluating the impact of FSP FAS 123(R)-5 on the financial statements but does not believe that its adoption will have a material effect on the Companies' financial position, results of operations, or cash flows.

FSP FAS 123(R)-6 was issued to make several technical corrections to SFAS 123(R). These include exemption for non-public entities from disclosing the aggregate intrinsic value of outstanding fully vested share options, revision to the computation of the minimum compensation cost that must be recognized, indication that at the date the illustrative awards were no longer probable of vesting, any previously recognized compensation cost should have been reversed, and changes to the definition of short-term inducement to exclude an offer to settle an award. The guidance in FSP FAS 123(R)-6 is effective in the first reporting period beginning after October 20, 2006. Early application is permitted in periods for which financial statements have not yet been issued. Management is currently evaluating the impact of FSP FAS 123(R)-6 on the financial statements but does not believe that its adoption will have a material effect on the Companies' financial position, results of operations, or cash flows.

In February 2006, the FASB issued SFAS No. 155, "" ("SFAS No. 155") which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 140"). SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. SFAS No. 155 will be effective for the Company in the first quarter of fiscal 2007 and is not expected to have an impact on the Company's financial statements.

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact SFAS No. 157 will have on the Company's financial position, results of operations, and cash flows.

                               ERF WIRELESS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB statement No. 115." This Statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the "fair value option"). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. If an entity elects the fair value option for a held-to-maturity or available-for-sale security in conjunction with the adoption of this Statement, that security shall be reported as a trading security under Statement 115, but the accounting for a transfer to the trading category under paragraph 15(b) of Statement 115 does not apply. Electing the fair value option for an existing held-to-maturity security will not call into question the intent of an entity to hold other debt securities to maturity in the future. This statement is effective as of the first fiscal year that begins after November 15, 2007. The Company is currently analyzing the effects SFAS 159 will have on the Company's financial condition and results of operations.

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts Receivable consists of the following (in thousands):

                                             December 31,   December 31,
                                                 2006           2005
                                              ---------      ---------
         Accounts receivable                  $     405      $      86
         Allowance for doubtful accounts            (18)            (1)
                                              ---------      ---------
         Accounts receivable, net             $     387      $      85
                                              =========      =========

NOTE 3 - PROPERTY AND EQUIPMENT:

Components of property and equipment consist of the following items (in thousands):

                                              December 31,   December 31,
                                                  2006           2005
                                               ---------      ---------
         Automobile                            $      66      $      42
         Operating equipment                         627            211
         Office furniture and equipment               89             72
         Leasehold improvements                       60             17
         Computer equipment                          106             85
         Building                                      8             --
         Land                                         38             38
         Other                                         7             --
                                               ---------      ---------
           Total property and equipment            1,001            465
             Less accumulated depreciation          (199)           (63)
                                               ---------      ---------
           Net property and equipment          $     802      $     402
                                               =========      =========

Depreciation expense was approximately $136,000 and $49,000 for the twelve months ended December 31, 2006 and 2005, respectively.

                               ERF WIRELESS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 4 - INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

                                                         December 31, 2006
                                           ----------------------------------------------
                           Weighted
                            Average
                          Useful Life     Gross Carrying    Accumulated      Net Carrying
                           (in years)         Amount        Amortization        Amount
                          ------------     ------------     ------------     ------------

Customer relationships        3.0          $        296     $        126     $        170
Workforce in place            3.0                   125               59               66
Non-compete agreement         3.0                   100               47               53
Developed technology          3.0                    20               10               10
                                           ------------     ------------     ------------
                                           $        541     $        242     $        299
                                           ============     ============     ============


                                                         December 31, 2005
                                           ----------------------------------------------
                           Weighted
                            Average
                          Useful Life     Gross Carrying    Accumulated      Net Carrying
                           (in years)         Amount        Amortization        Amount
                          ------------     ------------     ------------     ------------

Customer relationships        3.0          $        261     $         36     $        225
Workforce in place            3.0                   125               17              108
Non-compete agreement         3.0                   100               14               86
Developed technology          3.0                    20                3               17
                                           ------------     ------------     ------------
                                           $        506     $         70     $        436
                                           ============     ============     ============

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

On October 17, 2006, ERFW completed the purchase of assets from NetYeti, Inc., and as part of the acquisition the Company acquired a customer list which was valued at $35,000 and is being amortized over three years. Please see note 17 for additional details.


Total amortization of intangibles was $172,000 and $70,000 for the twelve months ended December 31, 2006 and 2005, respectively. The estimated amortization expense for the three years will be $180,000 for 2007, $110,000 for 2008 and $9,000 in 2009.

NOTE 5 - DEBT CONVERSION

To date the Company has been funded by various Investors under the terms of a Debt Conversion and Funding Agreement dated September 30, 2004, an Addendum to Debt Conversion and Funding Agreement dated December 31, 2004, and a Second Addendum to Debt Conversion and Funding Agreement dated July 1, 2005. During the twelve months ended December 31, 2006, the Company was obligated to issue 86,667 shares of its Series A Preferred Stock for the conversion of $130,000 in debt owed to these same Investors. The $130,000 of cash was received during the twelve months ended December 31, 2006, and recorded as debt when initially received and then converted to Series A Preferred Stock at the respective quarter ending through December 31, 2006. The advances are unsecured, bear no interest and are classified as investor advances and were immediately converted into equity pursuant to the Debt Conversion and Funding Agreements. The Company recorded a deemed dividend on the beneficial conversion of the 86,667 shares of Series A Preferred Stock that was limited to the amount of consideration received totaling $130,000 in the twelve months ended December 31, 2006. There are no investor advances outstanding as of December 31, 2006. See note 6 for additional details.

The Company was obligated to issue one share of Series A Convertible Preferred Stock for every Fifty Cents ($0.50) in claims converted. The terms of the agreement did not change in the addendum to Debt Conversion and Funding Agreement with the exception of the incremental funding provision providing for an incremental $750,000 in funding through the period ending December 31, 2006. The Company was obligated to issue one share of Series A Convertible Preferred Stock for every One Dollar and Fifty Cents ($1.50) in claims converted under the Second Addendum to Debt Conversion and Funding Agreement. The Company had $28,767 remaining available against the Second Addendum to Debt Conversion and Funding Agreement at December 31, 2006.

                               ERF WIRELESS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 6 - COMMON STOCK, PREFERRED STOCK AND WARRANTS

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

COMMON STOCK

As of December 31, 2006, the Company had 24,039,733 shares of its $.001 par value common stock issued and outstanding.

During the twelve months ended December 31, 2006, the Company issued 7,645,000 shares of common stock in lieu of cash for services rendered against professional services and consulting agreements valued at $739,000, interest expense of $84,000, settlement expense of $192,000, loss on extinguishment debt $48,000 other services of $137,000, notes payable of $1,149,000, salary and compensation of $362,000 and acquisition of assets of $300,000. The Company valued the 7,645,000 shares at the closing market price on the date of issuance of such shares.

PREFERRED STOCK

The Company has 25,000,000 shares of Series A Preferred Stock authorized of which 3,800,649 shares were issued and outstanding as of December 31, 2006. The Series A Preferred Stock is convertible at holder's option at one preferred share for 18.676347 shares Common Stock and has a 2:1 liquidation preference. The holder of Series A Preferred Stock is required to give a 65-day notice of conversion to the company. With respect to the Series A Preferred Stock outstanding at December 31, 2006, the Company would be required to issue 70,982,240 shares of its Common Stock, subject to certain contractually imposed conversion restrictions as described herein. . During the 4th quarter 2005, all of the Series A holders entered into a Series A Conversion Restriction Agreement whereby all Series A holders, as a group, are prohibited from converting more than 5% of the total outstanding (as of September 30, 2005) Series A holdings in any one calendar quarter. Additionally, the Company had $28,767 of funding remaining against the Second Addendum to Debt Conversion and Funding Agreement dated July 1, 2005, providing for the issuance of 500,000 shares of Series A for the conversion of $750,000 in debt. If the Company borrowed the remaining $28,767, it would be required to issue 358,175 shares of Common Stock. See note 5 Debt Conversion for additional details.

WARRANTS

The Company had warrants outstanding to third parties purchase 2,033,924 common shares as of December 31, 2006.

Warrants for 880,000 shares were issued by the Company in June 200,000 warrants to be exercised. 3. Specifically, the Company sold 120,000 shares of Common Stock for $25,000 to an accredited investor of the Securities Act and issued such a warrant to purchase 880,000 shares of Common Stock at an exercise price of $0.20 per share expiring December 31, 2007. The Company attributed no value to these warrants in the June 2003 period in which they were issued, given that the warrants had an exercise price of $0.20 per share as compared to the market value of $0.01 per share in June 2003 on a total volume of 300 shares traded in the open market in June 2003. In January 2006, the Company and the holders of the warrants agreed to (i) limit the amount of shares that can be sold upon exercise and (ii) purchase a certain amount of shares of originally issued common stock within 60 days (subject to extension) of the effective date of the February 2006 resale registration statement. The Investor exercised 100,000 warrants leaving a remaining balance of 780,000 warrants to be exercised.

Warrants for 208,339 shares of common stock at $5.00 per share and warrants for 208,339 shares at $7.50 per share were issued by the Company during 2005 and 2006. Specifically, the Company sold 208,312 shares of Common Stock for $312,500 to accredited investors of the Securities Act and issued such warrants to purchase 208,339 shares of Common Stock at $5.00 per share and 208,339 shares of common stock at $7.50 per share expiring August 2007. The Company attributed no value to these warrants in the quarters in which they were issued. During the 4th 2006 management offered the Private Placement Memorandum Holders an opportunity to exchange their stock for E-Series Bonds of which several investors agreed to in aggregate in the amount of $100,000 resulting in canceling 66,667 of the $7.50 warrants and $5.00 warrants reducing the outstanding class warrants from 208,339 to 141,670.

Warrants for 389,999 at $3.57 per share were issued by the Company in September 2005 and November 2005. Specifically, the Company issued convertible notes for $1,500,000 to accredited investors of the Securities Act and issued such warrants to purchase 389,999 shares of Common Stock at $3.57 per share, subject to adjustment upon issuance of shares or warrants below market, expiring September 2010. See Note 10 for valuation and marked-to-market activity.

                               ERF WIRELESS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

Warrants for 580,585 shares of common stock at $5.00 per share were issued by the Company during the 3rd and 4th quarter of 2006. Specifically, the Company sold $512,500 of E-series bonds to accredited investors of the Securities Act. According to the agreement if the Bondholder converts within one year from investment; the conversion includes a warrant to purchase one additional share of common stock at a price of $5.00 for every share of common stock that has been received from the conversion of the Bond principal. The Company has had twenty-four and one-half units converted and has attributed $76,000 to warrant expense using the Black Scholes option price model in the quarter in which the unit was converted. As discussed in the 2nd paragraph above during the 4th 2006 management offered the Private Placement Memorandum Holders an opportunity to exchange their stock for E-Series Bonds of which several investors agreed to in aggregate in the amount of $100,000 increasing the amount of E-Series Bonds to $612,500. See Note 10 for details of E-Series Bonds.

The following table summarizes warrants that are issued, outstanding and exercisable.

                                               Options/Warrants
                                             Issued & Outstanding
                                        ----------------------------
            Exercise     Expiration     December 31,   December 31,
             Price          Date            2006           2005
         -------------  -------------   -------------  -------------
             0.20          Dec-07             780,000       880,000
             5.00          Aug-07             141,670       141,670
             7.50          Aug-07             141,670       141,670
             3.57          Sep-10             389,999       389,999
             5.00          Aug-09             580,585             -
                                        -------------- -------------
                                            2,033,924     1,553,339
                                        ============== =============

NOTE 7 - INCOME TAXES

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Implementation of SFAS 109 did not have a material cumulative effect on prior periods nor did it result in a change to the current year's provision.

The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

                                  December 31, 2006    December 31, 2005
                                  -----------------    -----------------

U. S. Federal statutory tax rate  %             34     %             34
U.S. valuation difference                      (34)                 (34)
Effective U. S. tax rate                         -                    -
Foreign tax valuation                            -                    -
Effective tax rate                               -                    -

Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. Federal income tax of 34% to pretax income from continuing operations as a result of the following (in thousands):

                                      December 31, 2006    December 31, 2005
                                      -----------------    -----------------
Computed expected tax benefit         $         (1,779)    $         (1,160)
Increase in valuation allowance                  1,779                1,160
                                      -----------------    -----------------
Income tax expense                    $              -     $              -
                                      =================    =================


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006, and December 31, 2005, are presented below (in thousands):

                                       December 31, 2006    December 31, 2005
                                       -----------------    -----------------
Deferred tax assets:
  Net operating loss carry forwards    $         (3,199)    $         (1,420)
  Less valuation allowance                        3,199                1,420
                                       -----------------    -----------------
Net deferred tax assets                $              -     $              -
                                       =================    =================

                               ERF WIRELESS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

Management has determined that a valuation allowance of $3,199,000 at December 31, 2006 is necessary to reduce the deferred tax assets to the amount that will more than likely than not be realized. The change in valuation allowance for 2006 was approximately $1,779,000. As of December 31, 2006, the Company has a net operating loss carry-forward of $10,692,000, which is available to offset future federal taxable income, if any, with expiration beginning 2012 and ending 2025.

NOTE 8 - EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amount):

                                                   For the twelve months ended December 31, 2006
                                              ------------------------------------------------------
                                                   Income             Shares            Per-Share
                                                (Numerator)       (Denominator)           Amount
                                              --------------      --------------      --------------
Net loss                                      $      (5,232)                          $          --
Basic EPS:
  Income available to common stockholders            (5,232)             14,082               (0.37)
  Effect of dilutive securities warrants                                                         --
                                              --------------      --------------      --------------
Diluted EPS:
  Income available to common stockholders
    and assumed conversions                   $      (5,232)             14,082       $       (0.37)
                                              ==============      ==============      ==============


                                                   For the twelve months ended December 31, 2005
                                              ------------------------------------------------------
                                                   Income             Shares            Per-Share
                                                (Numerator)       (Denominator)           Amount
                                              --------------      --------------      --------------
Net loss                                      $      (3,411)                 --       $          --
Basic EPS:
  Income available to common stockholders            (3,411)              5,570               (0.61)
  Effect of dilutive securities warrants                                                         --
                                              --------------      --------------      --------------
Diluted EPS:
  Income available to common stockholders
    and assumed conversions                   $      (3,411)              5,570       $       (0.61)
                                              ==============      ==============      ==============

For the years ended December 31, 2006 and 2005, dilutive securities existed. The effect of the dilutive securities for the year ended December 31, 2006, would have been 87,406,881 shares of common stock issued assuming all debt instruments were converted, all Series A preferred stock converted and all options and warrants were exercised.

NOTE 9 - MAJOR CUSTOMERS

The Company had gross sales of approximately $1,716,000 and $643,000 for the twelve months ended December 31, 2006 and 2005, respectively. The Company had two customers that represented approximately 34% and 19% of the gross sales in the twelve months ended December 31, 2006 and had two customers that represented 11% and 27% of gross sales for the twelve months ended December 31, 2005.

NOTE 10 - NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debts consist of the following as of December 31, 2006 (in thousands):

                                                                              Maturity      Interest   Gross       Debt      Net
                                                       Terms                     Date          Rate    Balance   Discount   Balance
                                     ---------------------------------------- ------------ ---------- --------- ---------- ---------
Taylor Economic Development Corp.    $1,119 / Month including interest        June-07         7.00%          5          -         5
Vangard Wireless, Inc.               $200 / Month including interest          December-10     6.00%          9          -         9
Axis Capital, Inc                    $347 / Month including interest          August-08       8.60%          6          -         6
Insurance notes                      $1,993 / Month including interest        September-07    9.00%         34          -        34
Investor notes                       2 years (See below)                      Demand          6.00%        874        437       437
Line of credit                       2 years/ Quarterly interest (See below)  February-08     6.00%      2,006          -     2,006
E-bond investor notes                3 years/ Semiannual interest (See below) Various         10.00%       388         86       302
                                                                                                      --------- ---------- ---------
Total debt                                                                                            $  3,322  $     523     2,799
                                                                                                      ========= ==========
Less current maturities                                                                                                         986
Less debt discount current maturities                                                                                          (467)
                                                                                                                           ---------
Long-term debt                                                                                                             $  2,280
                                                                                                                           =========

The gross maturities of these debts are $986,000, $302,000, $2,031,000 and $3,000 for the years ended December 31 2007, 2008, 2009 and 2010, respectively.

                               ERF WIRELESS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

Notes payable and long-term debts consist of the following as of December 31, 2005 (in thousands):

                                                                          Maturity    Interest    Gross       Debt
                                                       Terms                Date        Rate     Balance    Discount    Net Balance
                                      ---------------------------------  -----------  --------  ---------  ----------  -------------
First National Bank in Cameron        $377 / Month including interest    March-07       7.00%          6                          6
Taylor Economic Development Corp.     $1,119 / Month including interest  June-07        7.00%         19                         19
Insurance company                     $1,753 / Month including interest  August-06      8.35%         35                         35
SkyVue USA East Central Texas, Inc    $40,000 / Quarterly plus interest  February-08    6.00%        348                        348
Investor notes                        2 years (See below)                Demand         6.00%      1,500         895            605
                                                                                                ---------  ----------  -------------
Total debt                                                                                      $  1,908   $     895          1,013
                                                                                                =========  ==========
Less current maturities                                                                                                       1,704
Less debt discount current maturities                                                                                          (895)
                                                                                                                       -------------
Long-term debt                                                                                                         $        204
                                                                                                                       -------------

INVESTOR NOTES

0n September 13, 2005, the Company closed a financing arrangement with Global Capital Funding L.P. ("Global"), GCA Strategic Investment Fund Limited ("GCASIF"), HIPL Family Trust ("HIPL"), and DP Securities Inc. ("DPS") ("Global," "GCASIF," HIPL" and "DPS," collectively, the "Investors") in which it issued to: (i) Global, a convertible secured note in the principal amount of $1,285,000 ("Global Note") and a common stock purchase warrant (the "Global Warrant") to purchase 300,000 shares of Company common stock; (ii) GCASIF, a convertible secured note in the principal amount of $50,000 (the "GCASIF Note") and a common stock purchase warrant (the "GCASIF Warrant") to purchase up to 13,953 shares of the Company common stock; and (iii) HIPL, a convertible secured note in the principal amount of $66,750 (the HIPL Note") and common stock purchase warrant (the "HIPL warrant") to purchase up to 20,930 shares of the common stock; and (iv) DPS a convertible secured note in the principal amount of $98,250 (the "DPS Note") and a common stock purchase warrant (the "DPS Warrant") to purchase up to 55,116 shares of common stock. The Global Note, GCASIF Note, HIPL Note and DPS Note, collectively, "Investor Notes" and the Global Warrant, GCASIF Warrant, and DPS Warrant, collectively, "Investor Warrants".

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

The Investor Notes were determined to include free standing warrants and various embedded derivative liabilities. The derivative liabilities are the conversion feature and the redemption option (compound embedded derivative liability). At the date of issuance (September 06, 2005, and November 21, 2005) the Investor Notes, warrant liabilities and compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the income statement. The Company uses the effective interest method to record interest expense and related debt accretion which was $96,631 for the year ended December 31, 2005, $458,229 for the year ended December 31, 2006 and will be $437,123 for year ending December 31, 2007, respectively.

                               ERF WIRELESS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

The following table summarizes the convertible debt activity for the period September 6, 2005, to December 31, 2006:

                                                                                Compound
                                                                 Warrant        Derivative
                Description                  Investor Notes    Liabilities      Liability           Total
                                             ---------------  --------------  ---------------  ----------------
  Fair value issuance at inception           $      508,017   $     470,702   $      521,281   $     1,500,000
  09-06-05 to 09-30-05 change in fair value          18,373       2,389,132        1,012,547         3,420,052
  10-01-05 to 12-31-05 change in fair value          78,258      (2,160,313)      (1,090,630)       (3,172,685)
  01-01-06 to 03-31-06 change in fair value          90,258        (466,128)        (276,615)         (652,485)
  04-01-06 to 06-30-06 change in fair value         104,943        (149,288)          32,006           (12,339)
  07-01-06 to 09-30-06 change in fair value         122,182          73,005           32,395           227,582
  10-01-06 to 12-31-06 change in fair value         140,846        (118,744)         (26,162)           (4,060)
  Conversions from inception to date               (625,649)                                          (625,649)
                                             ---------------  --------------  ---------------  ----------------
  Fair value at December 31, 2006            $      437,228   $      38,366   $      204,822   $       680,416
                                             ===============  ==============  ===============  ================

From inception to date through December 31, 2006, the Company recorded a net derivative income of $749,000 and for the twelve months ended December 31, 2006, a net derivative income of $899,000. The Company in conjunction with the convertible note as of twelve months ended December 31, 2006, has recorded debt interest expense of $632,000

ERF Wireless, Inc., also incurred deferred financing costs of $178,500 in connection with the closing of the financing arrangement. The costs are recognized over the life of the Investor Notes, or 24 months, by using the straight line method. For the twelve months ended December 31, 2006, the Company recorded deferred financing cost in interest expense of $89,000.

The following assumptions were used in the fair value determination of warrants liabilities at December 31, 2006:


                                                                          Warrants
                                    -------------------------------------------------------------------------------------
        Assumptions                  9/6/2005   9/30/2005   12/31/2005   3/31/2006   6/30/2006   9/30/2006   12/31/2006
-----------------------------       -------------------------------------------------------------------------------------
Dividend yield                          0.00%       0.00%        0.00%       0.00%       0.00%       0.00%        0.00%
Risk-free rate for term                 3.89%       4.18%        4.35%       4.44%       5.10%       4.62%        4.74%
Volatility                             31.00%      31.00%       76.00%      78.00%      95.00%     140.00%      140.00%
Maturity Date                         5 years  4.93 years   4.68 years  4.44 years  4.19 years  3.93 years   3.68 years

A Black-Scholes methodology was used to value the warrants.

SKYVUE NOTES

On August 12, 2005, the Company issued two notes to SkyVueUSA East Central Texas, Inc., totaling $475,000 that bear interest at 6% and are secured by all of the capital stock issued and outstanding of ERF Enterprise Network Services, Inc.,( a subsidiary of the Company). The initial payment was $115,000, with nine subsequent quarterly payments of $40,000 plus interest. In September 2006, the company paid the remaining principal balance on the note resulting from the acquisition of SkyVue by issuing 1,090,000 shares of common stock, at $.29 which settled the note and all related covenants.

The common stock payment of 1,090,000 shares to SkyVue was made in restrictive 144 Stock. SkyVue has a security lien on all of the capital stock issued and outstanding of ERF Enterprise Network Services, Inc., (a subsidiary of the Company) until the stock restriction is removed.

LINE OF CREDIT

Effective March 10, 2006, ERF Wireless, Inc. (the "Company"), entered into a two-year unsecured revolving credit facility with certain private investors that provides a $2 million dollar line of credit. The terms of the two-year unsecured revolving credit facility allow ERF Wireless to draw upon the facility as financing requirements dictate and provide for quarterly interest payments at a 6% rate. The loan may be prepaid without penalty or repaid at maturity. In the event that ERF Wireless draws down the full $2 million amount available under the Revolving Note dated February 2006 ("Note") on or prior to December 31, 2006, and if ERF Wireless requires additional working capital to pursue its business strategy and operations, Angus Capital Partners agree to fund on a requested basis an additional $1 million during 2006 under the same terms and conditions as set forth in the Note. At December 31, 2006, the balance of the credit line was $2,006,041. On April 5, 2007, the Company amended its two-year $3,000,000 revolving credit facility to mature on February 28, 2009 and granted the lender a security interest in all the assets of the Door. The amendment also included a provision that in the event the Company draws down the full $3 million amount available under the revolving credit facility on or prior to December 31, 2007, and the Company requires additional working capital to pursue its business strategy and operations and has not closed on alternative debt or equity financing aggregating at least $1 million, the lender has agreed to fund up to an additional $1 million during 2007 under the same terms and conditions.

                               ERF WIRELESS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

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

At the Company's discretion at any time after the first year, the Bonds, including the interest payments may be repaid in cash or in shares of our common stock, which will be valued at the average last sales price of our common stock over the 60-trading-day period preceding any payment date. If the Company chooses to issue shares of our common stock as repayment of the Bond as payment of interest, we will issue shares representing 125% of the Bond principal. If the Company's choose to issue shares of our common stock as payment of interest, we will issue shares representing 100% of the interest due. If the Company chooses to pay cash for either the Bond repayment or any interest payment, we will pay cash representing 100% of the amounts owed. ERF Wireless may redeem the Bonds at any time after the first year following their purchase but not before. The offering will terminate on June 30, 2007, unless such date is extended at the Company's discretion. As of December 31, 2006 the Company has sold $612,500 of E-Series Bonds and the balance due at December 31, 2006 is $301,650.

The E-Series Bonds were determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature and the redemption option (compound embedded derivative liability). At the date of issuance the E-Series Bond, compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the income statement. The Company uses the effective interest method to record interest expense and related debt accretion which was $13,277 for the twelve months ended December 31, 2006, and the estimated debt accretion for subsequent years is $29,675, and $32,991 and $23,621 for years ending December 31, 2007, 2008 and 2009, respectively.

The following table summarizes the convertible debt activity for the period May 31, 2006, to December 31, 2006:

                                                                     Compound
                                                    E-Series        Derivative
                  Description                          Bonds          Liability          Total
                                                  --------------  ---------------  --------------
  Fair value issuance at inception                $     513,392   $       99,108   $     612,500
  05-31-06 to 06-30-06 change in fair value                 763          (11,750)        (10,987)
  07-01-06 to 09-30-06 change in fair value               5,847           (3,971)          1,876
  10-01-06 to 12-31-06 change in fair value               6,648          (13,213)         (6,565)
  Conversions from inception to date                   (225,000)                        (225,000)
                                                  --------------  ---------------  --------------
  Fair value at December 31, 2006                 $     301,650   $       70,174   $     371,824
                                                  ==============  ===============  ==============

For inception to date through December 31, 2006, the Company recorded a net derivative income of $29,000. The Company in conjunction with the convertible note as of twelve months ended December 31, 2006, has recorded debt interest expense of $32,000.

NOTE 11 - UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts for the twelve months ended December 31, 2006 and December 31, 2005, are summarized as follows
(in thousands):


                                                December 31,      December 31,
                                                    2006              2005
                                                -------------     -------------
Costs incurred on uncompleted contracts         $        854      $          -
Estimated profit                                          62                 -
                                                -------------     -------------
Gross revenue                                            916                 -
                                                -------------     -------------
Less: billings to date                                   847                 -
                                                -------------     -------------
Costs and profit in excess of billings          $         69      $          -
                                                =============     =============

                               ERF WIRELESS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 12 - COMMITMENTS AND CONTINGENCIES

LEASES AND LICENSE AGREEMENTS

For the twelve months ended December 31, 2006 and 2005, rental expenses of approximately $299,000 and $204,000, respectively, were incurred. The Company accounts for rent expense under leases that provide for escalating rentals over the related lease term on a straight-line method. The Company occupies office and tower facilities under several non-cancelable operating lease agreements expiring at various dates through September 2012, and requiring payment of property taxes, insurance, maintenance and utilities.

 Future minimum lease payments under non-cancelable operating leases at December 31, 2006 were as follows:

                            Period Ending
                            December 31,         Amount
                           ----------------  --------------
                                2007         $     434,127
                                2008               347,163
                                2009               309,577
                                2010               224,578
                                2011               185,598
                                2012                20,696

                                             --------------
                                Total        $   1,521,739
                                             ==============

EMPLOYMENT AGREEMENTS

R. GREG SMITH

On August 1, 2004, the Company entered into an Executive Employment Agreement with R. Greg Smith, our CFO. Mr. Smith is paid a base salary of $180,000 per year and is eligible to receive a bonus equal to 1% of the revenues for the most recent twelve-month period of each acquisition made by the Company during his employment period. Mr. Smith received 63,828 shares of our Series A Convertible Preferred Stock par value $0.01 per share, as consideration for a sign-on bonus at a price of $0.50 per share for total consideration of $31,913.50. The preferred stock is convertible at holder's option at one preferred share for
18.676347 shares common stock and has a 2:1 liquidation preference and each preferred share has 20 votes. During 2006, Mr. Smith converted 52,623 shares of his Series A Convertible Preferred Stock into 982,820 shares of the Company's common stock. Mr. Smith is also entitled to receive up to 1,000,000 stock options under the Company's 2004 Non-Qualified Stock Option Plan for attainment of certain future cumulative revenue milestone achievements. These options, if any are earned, will vest when granted and have an exercise price of the lowest five-day average closing price existing for the Company's common stock during the twelve-month period immediately preceding the date of the vesting event. Mr. Smith is subject to a lock-up agreement which prohibits Mr. Smith from selling shares until August 1, 2006, unless agreed to by the Company in writing. During 2006, Mr. Smith's employment contract was renewed for one additional year by the Board of Directors through August 1, 2007.

As of December 31, 2006, Greg Smith has earned 100,000 options to purchase 100,000 common shares for attainment of certain cumulative revenue milestones set forth in his employment agreement. These options are at an exercise price of $1.38 and expire on July 31, 2009. The income statement includes a compensation charge of $91,596 which charge is based on Black-Scholes option pricing model.

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

On August 12, 2005, the Company entered into an executive employment agreement with John Arley Burns as President of ENS. Mr. Burns is paid $150,000 per year and other normal benefits available to all company employees. Additionally, Mr. Burns is eligible to receive non-qualified non-transferable stock options based on the future financial performance of ENS.

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

In August 2004, the Company entered into an employment agreement with Brian Cubley. Pursuant to the employment agreement Brian Cubley is to receive $80,000 until October 15, 2005, and $90,000 per year thereafter. Mr. Cubley also received 31,914 shares of Series A Preferred Stock at $0.50 per share. Mr. Cubley is also eligible to receive non-qualified non-transferable stock options to purchase up to 500,000 shares of the Company's common stock based upon the attainment of certain performance based milestones at 115% of the lowest five day average closing price for the Company previous year. Lastly, Mr. Cubley is entitled to a bonus for each calendar year in which the Company's Messaging Services Division is profitable equal to 5% of the revenues of the Messaging Services Division. As of August 1st, 2006 Brian Cubley's employment contract was renewed through July 31, 2007.

As of December 31, 2006, Brian Cubley has earned 50,000 options to purchase 50,000 common shares for attainment of certain cumulative revenue milestones set forth in his employment agreement. These options are at an exercise price of $1.38 and expire on July 31, 2009. The income statement includes a compensation charge of $45,798 which charge is based on Black-Scholes option pricing model.

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

In March 2005, the Company entered into an annual professional services agreement with Synchton Incorporated for financial and business support services. The agreement requires Synchton to provide one or more consultants for a total of 100 hours per month. This agreement is automatically renewable on each anniversary date and can be terminated by the Company prior to the renewal date. The Company is obligated to pay Synchton $12,000 per month in cash or free trading stock. The Company at its discretion may issue up to 50% of the monthly fee in stock at the market price on the date of issuance; provided that if Synchton sells the stock within 30 days of issuance the Company is obligated to pay Synchton any shortfall between the difference in the market price on the issuance date and the market price on the sale date. Synchton's President is Scott A. Cubley. For the period ended December 31, 2006, total fees incurred by the Company under the agreement were $119,000.

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

                               ERF WIRELESS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

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

WIRELESS MESSAGING SERVICES DIVISION (WMS)

WMS principally provides wireless broadband system design and implementation, manufactures paging equipment, repair and maintain paging infrastructure equipment and supplies high-power infrastructure equipment to the wireless messaging industry and owns and operates a wide-area messaging service. All sales from external customers are located within the United States as well as certain international locations.

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


For the twelve months ended December 31, 2006 (in thousands)

                                                   WMS           WBS          ENS        Total
                                                -------------------------------------------------
                 Revenue                        $    570      $    132     $  1,014     $  1,716
                 Segment loss                       (668)         (300)      (1,378)      (2,346)
                 Segment assets                      120           948          505        1,573
                 Capital expenditures                 14           416          (12)         418
                 Depreciation                         15            53           12           80

For the twelve months ended December 31, 2005 (in thousands)

                                                   WMS           WBS          ENS        Total
                                                -------------------------------------------------
                 Revenue                        $    416      $     60     $    167     $    643
                 Segment loss                       (294)         (254)        (447)        (995)
                 Segment assets                       90           194          662          946
                 Capital expenditures                  -           171           66          237
                 Depreciation                         24             8            4           36

                               ERF WIRELESS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

         Reconciliation of Segment Loss         December 31,      December 31,
           from Operations to Net Loss             2006              2005
         ----------------------------------     -----------       -----------

         Total segment loss from operations     $    (2,346)      $      (995)
         Total corporate overhead                    (2,886)           (2,416)
                                                -----------       -----------
         Net loss                               $    (5,232)      $    (3,411)
                                                ===========       ===========


            Reconciliation of Segment           December 31,      December 31,
              Assets to Total Assets               2006              2005
         ----------------------------------     -----------       -----------

         Total segment assets                   $     1,573       $       946
         Total corporate assets                         651             1,144
                                                -----------       -----------
         Consolidated  assets                   $     2,224       $     2,090
                                                ===========       ===========

The accounting policies of the reportable segments are the same as those described in the section titled Basis of Accounting. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation and amortization expense, accounting changes and non-recurring items.

Two customers accounts for $589,000 and $333,000 of Enterprise Network Services Division revenues. One customer accounts for $71,000 of Wireless Messaging Services Division revenues at December 31, 2006.

NOTE 15 - SUPPLEMENTAL NON-CASH DISCLOSURES:

During 2006, the Company issued stock in lieu of cash as payment for the following (in thousands):

                                                         Supplemental
                                                           Non-Cash
                                                          Disclosure
                                                        --------------
                  Professional fees                     $         739
                  Settlements                                     192
                  Salary and compensation                         362
                  Other services rendered                         137
                  Interest expense                                 84
                  Loss on extinguishment of debt                   48
                  Acquisition                                     300
                  Notes payable                                 1,149
                                                        --------------
                  Total non-cash settlements            $       3,011
                                                        ==============

NOTE 16 - EMPLOYEE STOCK OPTIONS

In 2004, the Board of Directors adopted a Non-Qualified Stock Option Plan under which 5,000,000 shares of the Company's common stock were reserved for issuance. In March 2007 the shares reserved for issuance increased to 10,000,000 shares. There were 95,742 Series A preferred stock convertible to 1,788,111 common stock shares granted to certain Officers and employees under employment agreements. As of December 31, 2006, 658,117 common stock shares remain to be converted from Series A preferred stock. Also the Company has granted to certain officers and employees 150,000 stock options which are currently exercisable. As of December 31, 2006, under the Non-Qualified Stock Option Plan, 5,929,022 shares were issued and exercised to certain employees and consultants for services rendered.

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

                               ERF WIRELESS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

The weighted average fair value of the individual options granted during the twelve months ended December 31, 2006, is estimated at $1.45 on the date of grant. The fair values were determined using a Black-Scholes option-pricing model with the following assumptions:

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

Option activity was as follows for the twelve months ended December 31, 2006, and December 31, 2005:

                                                            2006
                                             -----------------------------------
                                                                Weighted-Average
                                                   Shares        Exercise Price
                                             -----------------  ----------------
         Outstanding at beginning of year           3,105,000         $3.31
         Granted                                      232,000          2.27
         Assumed through acquisitions                       -             -
         Exercised                                          -             -
         Forfeited/cancelled                         (485,000)         2.91
                                             -----------------  ----------------

         Outstanding throughout the period          2,852,000         $3.21
                                             =================  ================

         Exercisable at December 31, 2006          150,000.00         $1.38
                                             =================  ================


                                                            2005
                                             -----------------------------------
                                                                Weighted-Average
                                                   Shares        Exercise Price
                                             -----------------  ----------------
         Outstanding at beginning of year           1,500,000         $2.88
         Granted                                    1,605,000          3.71
         Assumed through acquisitions                       -             -
         Exercised                                          -             -
         Forfeited/cancelled                                -             -
                                             -----------------  ----------------

         Outstanding throughout the period          3,105,000         $3.31
                                             =================  ================

         Exercisable at December 31, 2005        $          -         $   -
                                             =================  ================

Information about options outstanding was as follows at December 31, 2006:

                                       Remaining          Average                      Average
      Class            Number     Average Contractual     Exercise       Number        Exercise
 Exercise Price     Outstanding      Life in Years         Price      Exercisable       Price
------------------  ------------- --------------------- ------------- -------------  -------------

      $1.38              150,000          2.58              $1.38          150,000       $1.38
      $2.88              900,000          2.58              $2.88                -           -
      $3.72            1,570,000          1.58              $3.72                -           -
      $2.27              232,000          1.58              $2.27                -           -
                    -------------                                     -------------
                       2,852,000          2.58              $3.21          150,000       $1.38
                    =============                                     =============

                               ERF WIRELESS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 17 - BUSINESS AND ASSET ACQUISITION

THE DOOR ACQUISITION

On December 15, 2006, ERFW completed the purchase of assets from Southwest Enhanced Network Services, LP (the "Door") to expand its wireless coverage area in the greater Lubbock, Texas and certain New Mexico cities areas. The assets purchased include all of the assets associated with the fixed wireless broadband Internet operations of The Door including the FCC licensed spectrum, inventory, equipment, contract rights, vehicles, Internet address space, a 37-mile fiber optic cable route from Lubbock to Oakley, Texas, general intangibles and wireless broadband equipment infrastructure comprising the network that covers approximately 25,000 square miles in a geographic area adjacent to the Lubbock, Texas and surrounding Texas Panhandle communities and certain New Mexico communities including Roswell, Hobbs and Lovington.

The asset purchase agreement required ERFW to pay Southwest Enhanced Network Services, LP an amount equal to $1.00 plus the assumption of certain operating lease liabilities aggregating $1,136,681. Additionally, Seller agreed to pay Buyer $825,000 ("the Assumption Cost"); with $500,000 due at Closing and the remaining $325,000, due on February 28, 2007, as consideration for the Buyer agreeing to accept the Assumed Liabilities. These seller payments have been received by the Company. The amount of the Assumption Cost is based on the intention of the parties that all of the Assumed Leases requiring consent for assignment will be properly assigned with the Buyer. The Company recorded the cash received as a deferred lease liability which will be offset against the lease payments over the respective lease terms. This transaction was accounted for as an asset purchase.


NETYETI ACQUISITION

On October 17, 2006, ERFW completed the purchase of assets from NetYeti, Inc. to expand its wireless coverage area in the greater Houston, Texas area. The assets purchased include all the current customer base and Motorola Canopy wireless broadband equipment comprising the network that covers approximately 1,500 square miles in a geographic area adjacent to the Houston metropolitan area. The requires ERFW to pay NetYeti, Inc., a payment of $300,000 in ERFW restricted common stock(750,000 shares) and incur a payment obligation to NetYeti, Inc., assume certain liabilities including leases payable to a equipment financier totaling $29,393. This transaction was determined to be a business combination according to SFAS 141. The allocation of the purchase price to the assets acquired and liabilities assumed based on the fair values estimated by management was as follows:

                   Tangible assets                           $ 294,000
                   Intangible assets, customer lists            35,000
                   Liabilities assumed                         (29,000)
                                                             ---------
                   Total                                     $ 300,000
                                                             =========

SKYVUE ACQUISITION

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

                                                         (in thousands)
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
                                                            =======

                               ERF WIRELESS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

Additionally, the Company has determined the allocated value of the various elements of intangible assets acquired from the acquisition of SkyvueUSA. The following table summarizes the allocated value of the intangibles acquired:

                                                              (in thousands)
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

The pro forma data is for informational purposes only and may not necessarily reflect future results of operations or financial position or what the results of operations or financial position would have been had ERF Wireless, Inc. and Skyvue been operating as combined entities for the periods presented.

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


                                                          54

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2006, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2006, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

Not applicable

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and executive officers and their ages as of March 31, 2007, are shown below.

           Name          Age                     Position
           ----          ---                     --------
     H. Dean Cubley       66      Chairman of the Board of Directors and CEO
     R. Greg Smith        48                 Director and CFO
     John Burns           55          Director; Chairman and CEO of ENS
     Bartus H. Batson     65                     Director


DR. H. DEAN CUBLEY has served as director and chairman of ERF Wireless since May 2004, as acting president, secretary and treasurer from May 2004 until August 2004 and as CEO since October, 2006. Dr. Cubley has served as a director of Eagle Broadband, Inc. (f/k/a Eagle Wireless International, Inc.), since March of 1996; was chairman of the board from March 1996 to April 2004; chief executive officer from March 1996 to October 2003; and president from March 1996 until September 2001.

MR. R. GREG SMITH has served as the Company's chief financial officer since August 2004, as the chief executive officer from August 2004 to October 2006, and as a director since August 2004. Mr. Smith's professional background includes some 26 years of demonstrated executive management experience, including 12 years experience as CFO of publicly traded companies. Mr. Smith most recently was employed by Eagle Broadband, Inc., where he was recruited to assist in the restructuring of numerous Eagle subsidiaries; serving in dual roles as CFO and as CEO of certain Eagle subsidiaries from early 2002. Prior to Eagle, Mr. Smith spent 13 years in various corporate finance functions including CFO in the healthcare informatics market with ADAC Healthcare Information Systems, Inc.

MR. JOHN A. BURNS joined ERF Wireless in August 2005 as a director, and as chairman and chief executive officer of the ERF subsidiary, ERF Enterprise Network Services, Inc. Mr. Burns was also appointed COO in October 2006. Prior to joining ERF Wireless, Mr. Burns founded FundsXpress, Inc., where he served as chairman of the board, chief executive officer and president since its formation in 1995. At FundsXpress, he raised over $80 million to develop one of the leading Internet banking companies in America, providing services to over 500 financial institutions.

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

KEY EMPLOYEES

MR. J. ARLEY BURNS is the President of the Company's ENS subsidiary. He co-founded Skyvue USA East Central Texas in 2002. Mr. Burns spends the majority of his time and efforts on all operational aspects of the business, including building the Company's maintenance & monitoring systems, scaling construction operations, and directing the R&D staff on development of the CryptoVue(TM) Encryption System.

MR. JOHN NAGEL is currently serving as VP of Special Projects for ERF Wireless. In his current role he was responsible for construction the 24/7 Network Operations Center (NOC) for ERF's wireless ISP services as well as the point to point private networks for all of ERF's Bank customers. The bank networks are private, encrypted, point to point wireless networks now operating across from Texas to Louisiana. Mr. Nagel has most recently been in charge of the project management of the wireless state wide network for the Louisiana State Police contract which ERF has recently negotiated. This project is still in early construction phases.

INDEPENDENCE OF DIRECTORS

Other than Dr. Batson, none of the directors are independent as defined by Rule 10A-3 of the Exchange Act. The board has established an audit committee comprised of Dr. Cubley and Dr. Batson and a compensation committee comprised of Dr. Cubley and Dr. Batson. The board serves as the nomination committee. The board has determined that Dr. Cubley qualifies as an audit committee financial expert as defined in Item 407(d)(5) of Regulation S-B.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own beneficially more than ten percent of the common stock of the Company, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Based solely on the reports received by the Company and on written representations from certain reporting persons, the Company believes that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements, with the exception of two reports of open market acquisitions by Dr. Cubley which were late by one and two business days due to late notifications from broker, which acquisitions have now been reported on Form 4 filings.

CODE OF ETHICS

The Company has not established a Code of Business Conduct and Ethics. We expect to adopt such a Code within 2007 year in conjunction with an expansion of our Board of Directors and will report the adoption of a Code of Business Conduct and Ethics on Form 8-K promptly thereafter.

ITEM 10. EXECUTIVE COMPENSATION

The following table contains compensation data for our named executive officers. Mr. Smith served as our chief executive officer and chief financial officer from August 1, 2004 through October 2006; at which time the board of directors appointed Dr. H. Dean Cubley as our chief executed officer. Since October 2006, Mr. Smith has continued in his role as chief financial officer in conjunction with this appointment. Dr. Cubley has served as our chief executive officer since October 2006. Mr. John Burns has served as an executive officer since August 2005. Mr. Arley Burns and John Nagel have served as key employees since August 2005 and January 2006, respectively. These individuals are considered our "named executive officers" as defined in Item 402(a) of Regulation S-B.

                                  SUMMARY COMPENSATION TABLE

                                  Salary and
     Name and                     Consulting              Stock        All Other
Principal Position     Year         Payments    Bonus      Awards      Compensation       Total
                                     ($)        ($)         ($)            ($)            ($)

H. Dean Cubley        2006           1,000        -          -               -            1,000
                      2005          15,000        -          -               -           15,000
                      2004               -        -          -               -                -

R. Greg Smith         2006         181,000        -          -               -          181,000
                      2005         195,000    5,000          -               -          200,000
                      2004          75,000        -          -               -           75,000

John Burns            2006         182,000        -          -               -          182,000
                      2005         106,000        -          -               -          106,000
                      2004               -        -          -               -                -

Arley Burns           2006         153,000        -          -               -          153,000
                      2005          60,000        -          -               -           60,000
                      2004               -        -          -               -                -

John Nagel            2006         100,000        -          -               -          100,000
                      2005           9,000        -          -               -            9,000
                      2004               -        -          -               -                -

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The table below sets forth information with respect to our named executive officers regarding the value of equity compensation as of December 31, 2006.

                                                                                                                          Equity
                                                                                                             Equity      Incentive
                                              Equity                                                       Incentive    Plan Awards:
                                             Incentive                                         Market     Plan Awards:  Number of
               Number of                    Plan Awards:                         Number of     Value of     Number of     Unearned
              Securities      Number of     Number of                           Shares or     Shares or     Unearned      Shares,
    Name      Underlying     Underlying    Securities     Option                 Units of     Units of      Shares,      Units or
              Unexercised    Unexercised   Underlying    Exercised    Option    Stock That   Stock That     Units or       Other
                Options        Options     Unexercised     Price    Expiration   Have Not     Have Not       Other      Rights That
                  (#)            (#)         Unearned       ($)        Date       Vested       Vested     Rights That    Have Not
               Exercisable  Unexercisable    Options                               ($)          ($)         Have Not      Vested
                                               (#)                                                           Vested         ($)
H. Dean Cubley         -              -         -             -            -            -           -           -            -
R. Greg Smith    100,000        900,000         -         $1.38     07/31/09      900,000     180,000           -            -
John Burns             -      1,050,000         -         $3.72     07/31/08    1,050,000     210,000           -            -
Arley Burns            -        520,000         -         $3.72     07/31/08      520,000     104,000           -            -
John Nagel             -              -         -             -            -            -           -           -            -

Mr. Smith is also entitled to receive up to 1,000,000 stock options under the Company's 2004 Non-Qualified Stock Option Plan for attainment of certain future cumulative revenue milestone achievements. These options, if any are earned, will vest when granted and have an exercise price of the lowest five-day average closing price existing for the Company's common stock during the twelve-month period immediately preceding the date of the vesting event. As of December 31, 2006, Greg Smith has earned 100,000 options to purchase 100,000 common shares for attainment of certain cumulative revenue milestones set forth in his employment agreement. These options are at an exercise price of $1.38 and expire on July 31, 2009.

Mr. John Adrian Burns is eligible to receive non-qualified non-transferable stock options based on the future financial performance of ENS. These future financial performance targets are deemed the vesting events. The options are priced at $3.72 and when attained can be converted on a cashless basis into ERF Wireless, Inc. (Parent), common stock. The common shares received have piggyback registration rights and expire on the close of business of July 30, 2008. The vesting events and related incentive options are as follows:

     o 50,000 options qualify when the annual revenue of ENS exceeds $3,000,000; 75,000 options qualify when the annual revenue of ENS exceeds $6,000,000; 100,000 options qualify when the annual revenue of ENS exceeds $12,000,000, and 125,000 options qualify when the annual revenue of ENS exceeds $20,000,000.

     o 50,000 options qualify when the adjusted annual EBIDTA of ENS exceeds $500,000; 75,000 options qualify when the adjusted annual EBIDTA of ENS exceeds $1,000,000; 100,000 options qualify when the adjusted annual EBIDTA of ENS exceeds $2,000,000; and 125,000 options qualify when the adjusted annual EBIDTA of ENS exceeds $3,000,000

     o 50,000 options qualify when the adjusted annual EBIDTA of the Parent exceeds $1.00; 75,000 options qualify when the adjusted annual EBIDTA of the Parent exceeds $500,000; 100,000 options qualify when the adjusted annual EBIDTA of the Parent exceeds $1,000,000; and 1 25,000 options qualify when the adjusted annual EBIDTA of the Parent exceeds $5,000,000

Mr. Arley Burns is eligible to receive non-qualified non-transferable stock options based on the future financial performance of ENS.

These future financial performance targets are deemed the vesting events. The options are priced at $3.72 and when attained can be converted on a cashless basis into ERF Wireless, Inc. (Parent), common stock. The common shares received have piggyback registration rights and expire on the close of business of July 30, 2008. The vesting events and related incentive options are as follows:

     o 35,000 options qualify when the annual revenue of ENS exceeds $3,000,000; 50,000 options qualify when the annual revenue of the ENS exceeds $6,000,000; 75,000 options qualify when the annual revenue of ENS exceeds $12,000,000; and 100,000 options qualify when the annual revenue of ENS exceeds $20,000,000

     o 35,000 options qualify when the adjusted annual EBIDTA of ENS exceeds $500,000; 50,000 options qualify when the adjusted annual EBIDTA of ENS exceeds $1,000,000; 75,000 options qualify when the adjusted annual EBIDTA of ENS exceeds $2,000,000; and 100,000 options qualify when the adjusted annual EBIDTA of ENS exceeds $3,000,000

EMPLOYMENT AND CONSULTING AGREEMENTS

We have entered into employment and consulting agreements with the following named executive officers:

R. GREG SMITH. Mr. Smith's employment agreement was executed in August 2004, and expires August 2007. During the term of his employment, Mr. Smith is entitled to the following compensation: (i) base salary of $180,000 per year; (ii) bonus equal to 1% of revenues for the most recent twelve-month period of each acquisition made by the Company during his employment period; (iii) received 63,828 shares of our Series A Preferred Stock as a sign-on bonus; (iv) receive up to 1,000,000 stock options through attainment of certain future cumulative revenue milestone achievements. As of December 31, 2006, Mr. Smith has earned 100,000 options to purchase 100,000 common shares due to the attainment of certain revenue milestone within his agreement. His agreement does not contain any change of control provisions.

JOHN BURNS. Mr. Burns' employment agreement was executed in August 2005, and is for a period of three years. During the term of his employment, Mr. Burns' is entitled to a base salary of $180,000 per year and receive up to 1,050,000 stock options through attainment of certain future cumulative financial milestone achievements. As of December 31, 2006, none of the options to purchase common stock have vested. His agreement does not contain any change of control provisions.

ARLEY BURNS. Mr. Burns, a key employee, entered into a three-year employment agreement with the Company in August 2005. Mr. Burns is entitled to a base salary of $150,000 per year and receive up to 520,000 stock options through attainment of certain future cumulative financial milestone achievements. His agreement does not contain any change of control provisions

DIRECTOR COMPENSATION

Set forth below is information regarding compensation paid to each director during 2006. Additionally, we reimburse our directors for travel and lodging expenses in connection with their attendance at board meetings.

                                                                          Change in
                                                                            Pension
                                                                          Value and
                   Fees Earned                            Non-Equity     Nonqualified
       Name         or Paid in     Stock      Option    Incentive Plan     Deferred       All Other
                       Cash        Awards     Awards     Compensation    Compensation    Compensation      Total
                       ($)          ($)         ($)          ($)           Earnings          ($)            ($)
                                                                             ($)
H. Dean Cubley         1,240         -           -            -               -               -            1,240
R. Greg Smith            620         -           -            -               -               -              620
John Burns               620         -           -            -               -               -              620
Bartus H. Batson       1,240         -           -            -               -               -            1,240

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2006, 24,039,733 shares of common stock were outstanding and 3,800,649 shares of Series A Preferred Stock were outstanding. The following table sets forth, as of such date, information with respect to shares beneficially owned by:

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

                                                                             SHARES OF SERIES
                                                                                A PREFERRED
                                           SHARES OF COMMON STOCK                  STOCK                     TOTAL PERCENTAGE
                                                BENEFICIALLY                   BENEFICIALLY                  OF VOTING POWER
                                                  OWNED (1)                        OWNED                           (2)
------------------------------------ ---------------------------------- ------------------------------ -----------------------------
      NAME AND ADDRESS OF
        BENEFICAL OWNER                     NUMBER                %           NUMBER               %         NUMBER           %
------------------------------------ ---------------------------------- ------------------------------ -----------------------------
Frances Cubley  (3)                        3,932,345(4)         16.36%       3,389,328   (5)      89%       71,718,905       71.68%
STJV Trust                                   236,226             0.98%       1,986,487            52%       39,965,966       39.94%
Pauline Trust                                541,783             2.25%         300,275             8%        6,547,283        6.54%
Carson Family Trust                        1,485,174             6.18%         269,124             7%        6,867,654        6.86%
Leopard Family Trust                         560,459             2.33%         266,305             7%        5,886,559        5.88%
Jauquine Trust                               535,171             2.23%         109,131             3%        2,717,791        2.72%
Systom Trust                                 573,532             2.39%         458,006            12%        9,733,652        9.73%
R. Greg Smith                              1,124,213(6)          4.68%          11,205             0%        1,348,313        1.35%
Dr. H. Dean Cubley                           231,599             0.96%               -             0%          231,599        0.23%
Dr Bartus H. Batson                           10,000             0.04%               -             0%           10,000        0.01%
John Burns                                    88,554(7)          0.37%               -             0%           88,554        0.09%
All Executives Officers and
  Directors as a group                     1,454,366             6.05%          11,205             0%        1,678,466        1.68%
                (4 persons)
Arley Burns                                   86,051             0.36%               -             0%           86,051        0.09%
John Nagel                                   502,218             2.09%               -             0%          502,218        0.50%

     (1) This column does not include the shares of common stock issuable upon conversion of the Series A Preferred Stock.
     (2) This column includes the Series A Preferred Stock right to 20 votes on all matters in which the common stockholders and preferred stockholders vote together.
     (3) Ms. Frances Cubley, the mother of Dr. H. Dean Cubley, Chairman of the Board of Directors and CEO of the Company, has the sole investment and voting power for STJV Trust, Pauline Trust, Carson Trust, Leopard Family Trust, Jauquine Trust and Systom Trust (the "Frances Cubley Trusts").
     (4) Includes 3,932,345 shares owned by the Francis Cubley Trusts.
     (5) Includes 3,389,328 shares of Series A Preferred Stock held by the Francis Cubley Trusts.
     (6) Includes 1,121,546 shares held by Lariat Financial, Inc., a corporation controlled by Mr. Smith. This does not include options to purchase 900,000 shares of common stock that are exercisable upon cumulative revenue of the Company, which as of December 2006, the Company does not believe such revenue's will be exceeded during the next 60 days.
     (7) This does not include (i) an option to purchase 1,050,000 shares of common stock that are exercisable upon cumulative revenue and EBIDTA of the Company's Enterprise Network Services division and the Company, since the Company does not believe such revenue's will be exceeded during the next 60 days; and (ii) the note issued SkyVue that is convertible was repaid in restrictive common stock September 2006, Mr. Burns is a director of SkyVue.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has entered into a professional services agreement with Synchton Incorporated for financial and business support services. The agreement requires Synchton to provide one or more consultants for a total of 100 hours per month. The Company is obligated to pay Synchton $12,000 per month in cash or free trading stock. The Company at its discretion may issue up to 50% of the monthly fee in stock at the market price on the date of issuance; provided that if Synchton sells the stock within 30 days of issuance the Company is obligated to pay Synchton any shortfall between the difference in the market price on the issuance date and the market price on the sale date. Synchton's President is Scott A. Cubley, son of H. Dean Cubley. For the year ended December 31, 2006, total fees incurred by the Company under the agreement were $119,000.

Brian Cubley, son of H. Dean Cubley, served as an employee during 2006 and continues to serve as an employee during current fiscal year. During fiscal 2006 Mr. Cubley was paid $90,000 in cash for services rendered. In fiscal 2005 Mr. Cubley also received 31,914 shares of Series A Preferred Stock at $0.50 per share. Mr. Cubley is also eligible to receive non-qualified non-transferable stock options to purchase up to 500,000 shares of the Company's common stock based upon the attainment of certain performance based milestones at 115% of the lowest five day average closing price for the Company previous year; As of December 31, 2006, Brian Cubley has earned options to purchase 50,000 shares of common stock at exercise price of $1.38 and expire on July 31, 2009. Additionally, Mr. Cubley is entitled to a bonus for each calendar year in which the Company's Messaging Services Division is profitable equal to 5% of the revenues of the Messaging Services Division; no bonus was earned in 2006.

The Company received advances from related family trusts that totaled $130,000 in 2006, and repaid these advances through the issuance of 86,667 shares of preferred stock in 2006, which were converted into 1,618,617 shares of common stock. Frances Cubley, the mother of H. Dean Cubley, holds the investment and voting power over certain of these family related trusts while Scott Cubley and Brian Cubley, the adult sons of H. Dean Cubley, have the investment and voting power over other of the remaining family trusts. Additionally, certain of these family related trusts are participants in the Angus Capital $3,000,000 revolving non convertible credit facility that bears interest at 12% per annum that matures in February 2009.

ITEM 13. EXHIBITS

         Exhibit 2.1       Agreement and Plan of Merger between Fleetclean Systems, Inc. and ERF Wireless, Inc. (1)
         Exhibit 2.2       Articles of Merger (1)
         Exhibit 3.1       Articles of incorporation of ERF Wireless, Inc. (1)
         Exhibit 3.1.1     Certificate of Amendment to Articles of incorporation of ERF Wireless, Inc. (1)
         Exhibit 3.2       Bylaws of ERF Wireless, Inc. (1)
         Exhibit 4.1       Designation of Preferences (1)
         Exhibit 4.2       Amendment to Designation of Preferences (7)
         Exhibit 4.3       Amended and Restated Designation of Series A Preferred Stock (11)
         Exhibit 10.1      Greg Smith Amended and Restated Employment Agreement (5)
         Exhibit 10.2      Addendum to Debt Conversion and Funding Agreement effective September 30, 2004 between
                           ERF Wireless, Inc., Eagle R.F. International and Investors. (6)
         Exhibit 10.3      Asset and Liability Contribution Agreement dated March 31, 2004 between Fleetclean
                           Systems, Inc. and Fleetclean Chemicals, Inc. (2)
         Exhibit 10.4      Stock Purchase Agreement dated May 15, 2004 between Systom Trust Joint Venture and
                           Kenneth A. Phillips et. al. (3)
         Exhibit 10.5      Subscription Agreement dated May 11, 2004 between Fleetclean Systems, Inc. and Systom
                           Trust Joint Venture (3)
         Exhibit 10.6      Acquisition Agreement dated May 15, 2004 between Kenneth A. Phillips and Fleetclean
                           Systems, Inc. (3)
         Exhibit 10.7      2004 Non-Qualified Stock Compensation Plan (4)
         Exhibit 10.8      Second Addendum to Debt Conversion and Funding Agreement effective July 1, 2005 between
                           ERF Wireless, Inc., Eagle R.F. International and Investors. (8)
         Exhibit 10.9      Form of Common Stock Purchase Warrant Agreement, by and between ERF Wireless, Inc. and
                           Investor (9)
         Exhibit 10.10     Form of Convertible Term Note, by and between the ERF Wireless, Inc. and Investor (9)
         Exhibit 10.11     Form of Registration Rights Agreement, by and between the ERF Wireless, Inc., and
                           Investor (9)
         Exhibit 10.12     Form of Stock Purchase Agreement, by and between ERF Wireless, Inc. and Investor.(9)
         Exhibit 10.13     Asset Purchase Agreement dated August 8, 2005, by and among ERF Wireless, Inc., a Nevada corporation, ERF Enterprise Network Services, Inc., a Texas corporation, and Skyvue USA
                           East Central Texas, Inc., a Texas corporation (10)
         Exhibit 10.14     Form of Skyvue Note (11)
         Exhibit 10.15     Series A Preferred Conversion Restriction Agreement (11)
         Exhibit 10.16     Warrant issued in June 2004(11)
         Exhibit 10.17     Employment Agreement with John Burns(11)
         Exhibit 10.18     Employment Agreement with Arley Burns(12)
         Exhibit 10.19     Amendment of Angus Capital (12)
         Exhibit 10.20     Acquisition of Net Yeti (13)
         Exhibit 10.21     Acquisition of Door (14)
         Exhibit 20.1      List of Subsidiaries(11)
         Exhibit 31        Certification of Chief Executive officer and Chief Financial officer pursuant to Rules
                           13a-14 (a) and 15d-14 (a), as adopted pursuant to section 302 of the Sarbanes-Oxley
                           Act of 2002 (12)
         Exhibit 32        Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.
                           Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (12)

         (1)    Incorporated by reference from the Form 10-QSB for September 30, 2004;
         (2)    Incorporated by reference from the Form 10-QSB for June 30, 2004;
         (3)    Incorporated by reference from the Form 8-K for May 28, 2004;
         (4)    Incorporated by reference from the Form S-8 filed December 29, 2004;
         (5)    Incorporated by reference from the Form 10-KSB filed April 15, 2005;
         (6)    Incorporated by reference from the Form 10-KSB/A - Amendment No. 1 filed on August 29, 2005;
         (7)    Incorporated by reference from the Form 10-QSB for March 31, 2005;
         (8)    Incorporated by reference from the Form 10-QSB/A - Amendment No. 1;
         (9)    Incorporated by reference from the Form 8-K for September 19, 2005;
         (10)   Incorporated by reference from the Form 8-K for August 12, 2005;
         (11)   Incorporated by reference from the Form SB-2 filed on December 12, 2005.
         (12)   Filed herewith
         (13)   Incorporated by reference from the Form 8-K filed on October 20, 2006.
         (14)   Incorporated by reference from the Form 8-K filed on December 21, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the fiscal years ended December 31, 2006, and December 31, 2005, the aggregate fees billed by LBB & Associates LTD., LLP, were as follows:

                                 December 31,         December 31,
                                    2006                  2005
                                 ------------         ------------

         Audit fees                 $70,605             $58,148
         Audit related fees         $     -             $     -
         Tax fees                   $     -             $     -
         All other fees             $     -             $     -

AUDIT FEES: Consists of fees billed for professional services rendered for the audit of our annual consolidated financial statements and review of the quarterly condensed consolidated financial statements and services that are normally provided by LBB & Associates LTD., LLP, in connection with statutory and regulatory filings or engagements.

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

ERF WIRELESS, INC.

                                   By: /s/  H. Dean Cubley
                                       ------------------------------
                                       Name:  H. Dean Cubley
                                       Title: Chief Executive Officer
                                       Date:  April 16, 2007


Pursuant to the requirements of the Securities Exchange Act of 1934, this restated Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 SIGNATURE                  TITLE                                DATE


 /s/ Dr. H. Dean Cubley     Chairman of the Board of Directors   April 16, 2007
                            Principal Executive Officer,
                            and Director

 /s/ R. Greg Smith          Chief Financial Officer,             April 16, 2007
                            Principal Financial Officer
                            and Director

 /s/ John A. Burns          Chief Operating Officer              April 16, 2007
                            and Director

 /s/ Dr. Bartus H. Batson   Director                             April 16, 2007