Form 10QSB
period 2007-03-31
ERF Wireless, Inc.
filed 2007-05-21
CIK 1020646

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

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

         2911 South Shore Boulevard, Suite 100, League City, Texas 77573
         ---------------------------------------------------------------
                                  281-538-2101
                                  ------------
          Address and telephone number of principal executive offices

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

The number of shares of common stock of the registrant outstanding at May 16, 2007, was 35,026,812.

Transactional Small Business Disclosure Format (check one): Yes [ ] No [ X ]


PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                         ERF WIRELESS, INC.
                                     CONSOLIDATED BALANCE SHEETS
                                MARCH 31, 2007, AND DECEMBER 31, 2006
                                 ($ in thousands except share data)

                                                                    MARCH 31,     DECEMBER 31,
                                                                      2007           2006
                                                                  (UNAUDITED)
                                                                    --------       --------
                                          ASSETS

Current assets
  Cash and cash equivalents                                         $     56       $    393
  Accounts receivable, net                                               167            387
  Inventories                                                            136            132
  Cost and profit in excess of billings                                   14             69
  Prepaid expenses                                                       373            137
                                                                    --------       --------
    TOTAL CURRENT ASSETS                                                 746          1,118
                                                                    --------       --------

PROPERTY AND EQUIPMENT
  Property and equipment                                               1,044          1,001
  Less accumulated depreciation                                         (252)          (199)
                                                                    --------       --------
    TOTAL PROPERTY AND EQUIPMENT                                         792            802
                                                                    --------       --------

INTANGIBLE ASSETS, NET                                                   254            299
OTHER ASSETS                                                               5              5

                                                                    --------       --------
TOTAL ASSETS                                                        $  1,797       $  2,224
                                                                    ========       ========

                           LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                                  $    486       $    506
  Accrued expenses                                                       420            281
  Derivative liabilities                                                 309            313
  Notes payable and current portion of long-term debt                    562            519
  Deferred liability leases                                              180            186
  Deferred revenue                                                         9              9
                                                                    --------       --------
    TOTAL CURRENT LIABILITIES                                          1,966          1,814
                                                                    --------       --------

  Notes payable long-term  debt                                        2,557          2,280
  Deferred liability leases                                              598            639
  Deferred revenue                                                        24             25
                                                                    --------       --------
    TOTAL LONG-TERM  LIABILITIES                                       3,179          2,944
                                                                    --------       --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
  Preferred stock - $.001 par value
    Authorized 25,000,000 shares
    Issued and outstanding at March 31, 2007, and
    December 31, 2006, 3,615,928 and 3,800,649, respectively               4              4
  Common stock - $.001 par value
    Authorized 475,000,000 shares
    Issued and outstanding at March 31, 2007, and
    December 31, 2006, 31,284,245 and 24,039,733, respectively            31             24
  Additional paid in capital                                           9,613          9,065
  Accumulated deficit                                                (12,996)       (11,627)
                                                                    --------       --------
    TOTAL SHAREHOLDERS' DEFICIT                                       (3,348)        (2,534)
                                                                    --------       --------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                         $  1,797       $  2,224
                                                                    ========       ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.






                               ERF WIRELESS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                   (Unaudited)
              ($ in thousands except share data and loss per share)



                                                          2007              2006
                                                        -------          -------

SALES:
  Products                                              $    63         $   662
  Services                                                  434             187
  Other                                                       8              13
                                                        -------         -------
TOTAL SALES                                                 505             862
                                                        -------         -------

COSTS OF GOODS SOLD:
  Products and integration services                         166             542
  Rent, repairs and maintenance                              42              15
  Salary and related cost                                    19               5
  Depreciation                                               41              --
  Other cost                                                 15              12
                                                        -------         -------
TOTAL COSTS OF GOODS SOLD                                   283             574
                                                        -------         -------
GROSS PROFIT                                                222             288
                                                        -------         -------

OPERATING EXPENSES:
  Selling, general and administrative                     1,283           1,548
  Depreciation and amortization                              67              61
                                                        -------         -------
TOTAL OPERATING EXPENSES                                  1,350           1,609
                                                        -------         -------

LOSS FROM OPERATIONS                                     (1,128)         (1,321)
                                                        -------         -------

OTHER INCOME/(EXPENSES):
  Interest income                                             1               1
  Interest expense                                         (246)           (138)
  Loss on sale of assets                                    (10)             --
  Warrant expense                                            (3)             --
  Derivative income                                          17             743
                                                        -------         -------
TOTAL OTHER INCOME (EXPENSE)                               (241)            606
                                                        -------         -------

NET LOSS                                                $(1,369)        $  (715)
                                                        =======         =======

Deemed dividend related to beneficial
     conversion feature of preferred stock                   --            (130)

                                                        -------         -------
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS              $(1,369)        $  (845)
                                                        =======         =======

NET LOSS PER COMMON SHARE:
  Basic                                                 $ (0.05)        $ (0.08)
  Diluted                                               $ (0.05)        $ (0.08)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.





                                                        ERF WIRELESS, INC.
                                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                              FOR THE PERIODS ENDED MARCH 31, 2007 (UNAUDITED), AND DECEMBER 31, 2006
                                                         ($ in thousands)



                                            COMMON STOCK             PREFERRED STOCK       ADDITIONAL                     TOTAL
                                       ---------------------     ----------------------     PAID IN       RETAINED     SHAREHOLDERS'
                                        SHARES       VALUE        SHARES        VALUE       CAPITAL       EARNINGS      DEFICIT
                                       --------     --------     --------      --------     --------      --------      --------
TOTAL SHAREHOLDERS' DEFICIT               7,645     $      8        4,174      $      4     $  5,491      $ (6,265)     $   (762)
   AS OF DECEMBER 31, 2005

Net loss                                     --           --           --            --           --        (5,232)       (5,232)

New stock issued to shareholders:
  Conversion of preferred stock to
    common stock                          8,583            8         (460)           --           (8)           --            --
  For services, compensation and
    liabilities                           2,743            2           --            --        1,512            --         1,514
  For retirement of debt                  4,152            5           --            --        1,144            --         1,149
  Asset acquisition                         750            1           --            --          299            --           300
  For retirement of debt and
   conversion of convertible
   preferred stock of employment
   contracts                                 --           --           87            --          130            --           130
  Beneficial conversion value -
   deemed dividend on
   preferred stock                           --           --           --            --          130          (130)           --
  Stock based compensation and
   stock option expense                      --           --           --            --          173            --           173
  Warrant options expense                    --           --           --            --           76            --            76
  Proceeds from sale of common
   stock, net                               167           --           --            --          118            --           118
                                       --------     --------     --------      --------     --------      --------      --------

TOTAL SHAREHOLDERS' DEFICIT
   AS OF DECEMBER 31, 2006               24,040           24        3,801             4        9,065       (11,627)       (2,534)


Net loss                                     --           --           --            --           --        (1,369)       (1,369)

New stock issued to shareholders:
  Conversion of preferred stock
   to common stock                        3,450            3         (185)           --           (3)           --            --
  For services and compensation           2,738            3           --            --          401            --           404
  For settlement of liabilities             242           --           --            --           51            --            51
  For retirement of debt                    814            1           --            --           96            --            97
  Warrant options expense                    --           --           --            --            3            --             3
                                       --------     --------     --------      --------     --------      --------      --------
TOTAL SHAREHOLDERS' DEFICIT
   AS OF MARCH 31, 2007                  31,284     $     31        3,616      $      4     $  9,613      $(12,996)     $ (3,348)
                                       ========     ========     ========      ========     ========      ========      ========

 SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.




                                    ERF WIRELESS, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006,
                                        (Unaudited)
                                     ($ in thousands)

                                                                   MARCH 31,     MARCH 31,
                                                                    2007           2006
                                                                   -------       -------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                           $(1,369)      $  (715)
                                                                   -------       -------

Adjustments to reconcile net loss to net cash used
    by operating activities:
 Loss on sale of assets                                                 10            --
 Amortization of debt discount                                         190           108
 Depreciation and amortization                                         108            66
 Stock issued for interest expense                                       1            36
 Stock issued for services rendered                                    456           277
 Stock based compensation and stock option expense                      --           173
 Warrant expense                                                         3            --
 Derivative income                                                     (17)         (743)
 Allowance for doubtful accounts                                        --            --
 Decrease (increase) in accounts receivable, net                        220         (167)
 (Increase) decrease in inventories                                     (4)           54
 (Increase) decrease in prepaid expenses                              (258)           90
 Decrease (increase) in cost and profit in excess of billings           55          (173)
 (Decrease) increase in accounts payable                               (20)          452
 Increase in accrued expenses                                          139            43
 (Decrease) in deferred liability lease                                (47)           --
 (Decrease) in deferred revenue                                         (1)         (300)
                                                                   -------       -------
    Total Adjustment                                                   835           (84)
                                                                   -------       -------
NET CASH USED BY OPERATING ACTIVITIES                                 (534)         (799)
                                                                   -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of assets                                            6            --
 Purchase of property and equipment                                    (71)          (78)
                                                                   -------       -------
NET CASH USED BY INVESTING ACTIVITIES                                  (65)          (78)
                                                                   -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net proceeds from line of credit                                      207            --
 Proceeds from financing agreements                                     75         1,239
 Payment of debt obligations                                           (20)          (11)
 Proceeds from investor loans                                           --           130
 Proceeds from sale of common stock, net                                --            70
                                                                   -------       -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              262         1,428
                                                                   -------       -------

NET (DECREASE) INCREASE IN CASH                                       (337)          551
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD               393           602
                                                                   -------       -------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                 $    56       $ 1,153
                                                                   =======       =======

Supplemental disclosure of cash flow information:
Net cash paid during the year for:
  Interest                                                         $     1       $     2
  Income taxes                                                     $    --       $    --

Supplemental non-cash investing and financing activities:
   Conversion of debt through issuance of common stock             $    97            --

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               ERF WIRELESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

NATURE OF THE COMPANY

ERF Wireless, Inc. (the Company), provides wireless communications products and services including the Company's core focus of providing enterprise-class wireless broadband services. The Company has formed four operating divisions to provide solutions and services to different segments of the wireless industry. The Company's Enterprise Network Services Division was formed to serve enterprise customers, private entities, cities, unincorporated municipalities and the general public. The Company's Wireless Bundled Services Division was formed to provide wireless broadband products and services, including Internet, voice, data, security and video services, and is in the early stages of building or acquiring a seamless wireless broadband network throughout North America to serve private entities, cities, municipalities and the general public. The Company's Wireless Messaging Services Division provides wireless broadband system design and implementation, manufactures and supplies high-power infrastructure equipment for the wireless messaging industry and owns and operates a wide-area wireless messaging service (one- and two-way cellular and paging retail). The Company's Network Operations Services Division provides the overall day-to-day operations, maintenance, upgrading, 24/7 monitoring and expansion of all wireless broadband networks that the Company constructs, acquires, maintains and administers. Please refer to segment footnote 13 for additional information regarding Company operating divisions.

BASIS OF ACCOUNTING

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual filing dated December 31, 2006, filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and all highly liquid financial instruments with original purchased maturities of three months or less. At various times during the year, the Company maintained cash balances in excess of FDIC insurable limits. Management feels this risk is mitigated due to the longstanding reputation of these banks.

CREDIT RISK

In the normal course of business, the Company extends unsecured credit to the majority of its customers. The company controls credit risk associated with its receivables through credit checks, approvals, and monitoring procedures. Generally, the company requires no collateral from its customers.

                               ERF WIRELESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

On December 15, 2006 the Company entered into an agreement with Southwest Enhanced Network Services, LP, a wireless broadband Company, to assume multiple tower and office leases in the greater Lubbock, Texas area. As part of the agreement ERF Wireless received $825,000 in cash to offset certain of the future operating lease costs. The $825,000 is recorded as a deferred lease liability and recognized as a reduction to rent expense on a straight-line basis over the lease term as described above. The Company had deferred lease liability in current and long-term liabilities of approximately $778,000 and $825,000 as of March 31, 2007, and December 31, 2006, respectively.

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

DEFERRED REVENUES

Revenues that are billed in advance of services being completed are deferred until the conclusion of the period of the service for which the advance billing relates. Deferred revenues are included on the balance sheet in current and long-term liabilities until the service is performed and then recognized in the period in which the service is completed. The Company's deferred revenues consist of billings in advance of services being rendered for its wireless broadband, banking network monitoring and maintenance and wireless messaging customers and, accordingly, are deferred and recognized monthly as earned. The Company had deferred revenues in current and long-term liabilities of approximately $33,000 and $34,000 as of March 31, 2007, and December 31, 2006, respectively.

ADVERTISING COSTS

Advertising costs are expensed when incurred. For the periods ended March 31, 2007 and 2006, the Company expensed $12,000 and $19,000, respectively.

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

                               ERF WIRELESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

The Company's derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income in the period in which the changes occur. For options, warrants and bifurcated embedded derivative features that are accounted for as derivative instrument liabilities, the Company estimates fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. The valuation techniques require assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield and the expected volatility of our common stock price over the life of the option. Because of the limited trading history for our common stock, the Company estimates the future volatility of its common stock price based on not only the history of its stock price but also the experience of other entities considered comparable to the Company.

INVENTORIES

Inventories are valued at the lower of cost or market. The cost is determined by using the average cost method. Inventories consist of the following items, in thousands:

                           March 31,          December 31,
                             2007                 2006
                        ----------------     ---------------
         Raw material    $           42      $           41
         Finished goods              94                  91
                        ----------------     ---------------
                        $           136      $          132
                        ================     ===============

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

                               ERF WIRELESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

                               ERF WIRELESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods ended March 31, 2007, and March 31, 2006, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable consists of the following (in thousands):

                                           March 31,          December 31,
                                             2007                2006
                                        ---------------      --------------
Accounts receivable                     $          185       $         405
Allowance for doubtful accounts                    (18)                (18)
                                        ---------------      --------------
Accounts receivable, net                $          167       $         387
                                        ===============      ==============

                               ERF WIRELESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 3 - PROPERTY AND EQUIPMENT

Components of property and equipment consist of the following items (in thousands):

                                              March 31,          December 31,
                                                2007                2006
                                            --------------      --------------
Automobile                                  $          66       $         66
Operating equipment                                   689                 627
Office furniture and equipment                         89                  89
Leasehold improvements                                 46                  60
Computer equipment                                    108                 106
Building                                                8                   8
Land                                                   28                  38
Other                                                  10                   7
                                            --------------      --------------
  Total property and equipment                      1,044               1,001
    Less accumulated depreciation                    (252)               (199)
                                            --------------      --------------
  Net property and equipment                $         792       $         802
                                            ==============      ==============

Depreciation expense was approximately $64,000 and $24,000 for the periods ended March 31, 2007 and March 31, 2006, respectively.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

                                                                   March 31, 2007
                                                  ----------------------------------------------
                               Weighted Average   Gross Carrying                          Net
                                Useful Life         Carrying         Accumulated       Carrying
                                 (in years)          Amount         Amortization        Amount
                                 --------------  ---------------  ---------------    ------------
Customer relationships                3.0          $       296      $      151       $       145
Workforce in place                    3.0                  125              69                56
Non-compete agreement                 3.0                  100              56                44
Developed technology                  3.0                   20              11                 9
                                                   ------------     -----------      ------------
                                                   $       541      $      287       $       254
                                                   ============     ===========      ============


                                                                  December 31, 2006
                                                  ----------------------------------------------
                               Weighted Average   Gross Carrying                          Net
                                Useful Life         Carrying         Accumulated       Carrying
                                 (in years)          Amount         Amortization        Amount
                                 --------------  ---------------  ---------------    ------------

Customer relationships                3.0          $       296      $      126       $       170
Workforce in place                    3.0                  125              59                66
Non-compete agreement                 3.0                  100              47                53
Developed technology                  3.0                   20              10                10
                                                   ------------     -----------      ------------
                                                   $       541      $      242       $       299
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

Total amortization of intangibles was $45,000 and $42,000 for the three months ended March 31, 2007 and 2006, respectively. The estimated amortization expense for the three years will be $180,000 for 2007, $110,000 for 2008 and $9,000 in 2009.

                               ERF WIRELESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 5 - COMMON STOCK, PREFERRED STOCK AND WARRANTS

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

COMMON STOCK

As of March 31, 2007, the Company had 31,284,245 shares of its $.001 par value common stock issued and outstanding.

During the three months ended March 31, 2007, the Company issued a total of 3,845,000 shares of common stock in lieu of cash for professional services of $146,000, interest expense of $1,000, settlement expense of $80,000, other services of $21,000, conversion of notes payable of $97,000, salary and compensation of $156,000 and settlement of liabilities of $51,000. The Company valued the 3,845,000 shares at the closing market price on the date of issuance of such shares.

PREFERRED STOCK

The Company has 25,000,000 shares of Series A Preferred Stock authorized of which 3,615,928 shares were issued and outstanding as of March 31, 2007. The Series A Preferred Stock is convertible at holder's option at one preferred share for 18.676347 shares Common Stock and has a 2:1 liquidation preference. The holder of Series A Preferred Stock is required to give a 65-day notice of conversion to the company. With respect to the Series A Preferred Stock outstanding at March 31, 2007, , the maximum common shares converted from Series A Preferred shares are contractually restricted to five percent a quarter or twenty percent a year of the authorized and issued common shares outstanding at December 31, 2006; resulting in a maximum 14,196,448 shares of common stock issuable upon conversion of Series A Preferred Stock during calendar 2007.

WARRANTS

The Company had warrants outstanding to third parties to purchase 2,067,257 common shares as of March 31, 2007.

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

Warrants for 208,339 shares of common stock at $5.00 per share and warrants for 208,339 shares at $7.50 per share were issued by the Company during 2005 and 2006. Specifically, the Company sold 208,312 shares of Common Stock for $312,500 to accredited investors of the Securities Act and issued such warrants to purchase 208,339 shares of Common Stock at $5.00 per share and 208,339 shares of common stock at $7.50 per share expiring August 2007. The Company attributed no value to these warrants in the quarters in which they were issued. During the 4th quarter of 2006, management offered the Private Placement Memorandum Holders an opportunity to exchange their stock for E-Series Bonds of which several investors agreed to in aggregate in the amount of $100,000 resulting in canceling 66,667 of the $7.50 warrants and $5.00 warrants reducing the outstanding class warrants from 208,339 to 141,670.

Warrants for 389,999 at $3.57 per share were issued by the Company in September 2005 and November 2005. Specifically, the Company issued convertible notes for $1,500,000 to accredited investors of the Securities Act and issued such warrants to purchase 389,999 shares of Common Stock at $3.57 per share, subject to adjustment upon issuance of shares or warrants below market, expiring September 2010. See Note 9 for valuation and marked-to-market activity.

Warrants for 613,918 shares of common stock at $5.00 per share were issued by the Company during the year end 2006 and 1st quarter 2007. Specifically, the Company sold $587,500 of E-series bonds to accredited investors of the Securities Act. According to the agreement if the Bondholder converts within one year from investment; the conversion includes a warrant to purchase one additional share of common stock at a price of $5.00 for every share of common stock that has been received from the conversion of the Bond principal. The Company has had twenty-five units converted and has attributed $3,000 in 2007 and $76,000 in 2006 to warrant expense using the Black Scholes option price model in the quarter in which the unit was converted.

The following table summarizes warrants that are issued, outstanding and exercisable.

                                     Options/Warrants
                                   Issued & Outstanding
                               ------------------------------
  Exercise       Expiration        March 31,        March 31,
    Price           Date             2007            2006
--------------  ------------   --------------  --------------
0.20              Dec-07             780,000         780,000
5.00              Aug-07             141,670         191,672
7.50              Aug-07             141,670         191,672
3.57              Sep-10             389,999         389,999
5.00              Aug-09             613,918               -
                               --------------  --------------
                                   2,067,257       1,553,343
                               ==============  ==============


NOTE 6 - INCOME TAXES

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Implementation of SFAS 109 did not have a material cumulative effect on prior periods nor did it result in a change to the current year's provision.

The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

                                      March 31, 2007        December 31, 2006
                                    --------------------  ---------------------

U. S. Federal statutory tax rate    %            34        %             34
U.S. valuation difference                       (34)                    (34)
Effective U. S. tax rate                          -                       -
Foreign tax valuation                             -                       -
Effective tax rate                                -                       -


Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. Federal income tax of 34% to pretax income from continuing operations as a result of the following (in thousands):

                                        March 31, 2007       December 31, 2006
                                       ----------------     ------------------
Computed expected tax benefit            $     (466)           $    (1,779)
Increase in valuation allowance                 466                  1,779
                                         -----------           ------------
Income tax expense                       $        -            $         -
                                         ===========           ============

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2007, and December 31, 2006, are presented below (in thousands):

                                          March 31, 2007     December 31, 2006
                                        ----------------     ------------------
Deferred tax assets:
  Net operating loss carry forwards       $    (3,665)         $     (3,199)
  Less valuation allowance                      3,665                 3,199
                                          -----------          ------------
Net deferred tax assets                   $        -           $         -
                                          ===========          ============

Management has determined that a valuation allowance of $3,665,000 at March 31, 2007 is necessary to reduce the deferred tax assets to the amount that will more than likely than not be realized. The change in valuation allowance for 2007 was approximately $466,000. As of March 31, 2007, the Company has a net operating loss carry-forward of $10,754,000, which is available to offset future federal taxable income, if any, with expiration beginning 2012 and ending 2026.

                               ERF WIRELESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 7 - EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amount):

                                                For the three months ended March 31, 2007
                                              ---------------------------------------------
                                                Income           Shares           Per-Share
                                              (Numerator)     (Denominator)        Amount
                                              -----------     -------------       ---------
Net loss                                       $(1,369)              --           $    --
Basic EPS:
  Income available to common stockholders       (1,369)          26,922            (0.05)
  Effect of dilutive securities warrants
Diluted EPS:
                                               -------          -------           -------
  Income available to common stockholders
and assumed conversions                        $(1,369)          26,922           $(0.05)
                                               =======          =======           =======


                                                For the three months ended March 31, 2006
                                              --------------------------------------------
                                                Income          Shares           Per-Share
                                              (Numerator)    (Denominator)         Amount
                                              -----------    -------------       ---------
Net loss                                       $ (715)            (715)          $    --
Basic EPS:
  Income available to common stockholders        (715)           8,587            (0.08)
  Effect of dilutive securities warrants
Diluted EPS:
                                               ------           ------           -------
Income available to common stockholders
and assumed conversions                        $ (715)           8,587           $(0.08)
                                               ======           ======           =======

For the years ended March 31, 2007 and 2006, dilutive securities existed. The effect of the dilutive securities for the year ended March 31, 2007, would have been 32,098,122shares of common stock issued assuming all debt instruments were converted during calendar 2007 pursuant to the contractually imposed conversion restriction limitations, Series A preferred stock converted and all options and warrants were exercised.

NOTE 8 - MAJOR CUSTOMERS

The Company had gross sales of approximately $505,000 and $862,000 for the three months ended March 31, 2007 and 2006, respectively. The Company had one customer that represented approximately 14% of the gross sales in the three months ended March 31, 2007 and had one customer that represented 49% of gross sales for the three months ended March 31, 2007.

NOTE 9 - NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debts consist of the following as of March 31, 2007 (in thousands):

                                                                                     Interest   Gross       Debt
                                                   Terms              Maturity Date    Rate    Balance     Discount   Net Balance
                                   ---------------------------------- ------------- ---------- --------  ----------   ------------
Taylor Economic Development Corp.  $1,119 / Month including interest  June-07          7.00%          2           -             2
Vangard Wireless, Inc.             $200 / Month including interest    December-10      6.00%          8           -             8
Axis Capital, Inc                  $347 / Month including interest    August-08        8.60%          5           -             5
Insurance notes                    $1,993 / Month including interest  September-07     9.00%         18           -            18
Investor notes                      2 years (See below)               Demand           6.00%        790         278           512
Line of credit                      2 years/ Quarterly interest       February-08      6.00%      2,213           -         2,213
                                      (See below)
E-bond investor notes               3 years/ Semiannual interest      Various          10.00%       450          89           361
                                      (See below)                                              --------- -----------  ------------
Total debt                                                                                     $  3,486  $      367         3,119
                                                                                               ========= ===========          876
Less current maturities                                                                                                      (314)
Less debt discount current maturities                                                                                 ------------
                                                                                                                      $     2,557
Long-term debt                                                                                                        ============

The gross maturities of these debts are $876,000, $393,000, $2,215,000 and $2,000 for the years ended December 31, 2007, 2008, 2009 and 2010, respectively.





                               ERF WIRELESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Notes payable and long-term debts consist of the following as of December 31, 2006 (in thousands):

                                                                                     Interest   Gross     Debt
                                                   Terms              Maturity Date    Rate    Balance   Discount   Net Balance
                                  ---------------------------------- ------------- ---------- --------  ----------  ------------
Taylor Economic Development Corp. $1,119 / Month including interest    June-07        7.00%         5           -             5
Vangard Wireless, Inc.            $200 / Month including interest      December-10    6.00%         9           -             9
Axis Capital, Inc                 $347 / Month including interest      August-08      8.60%         6           -             6
Insurance notes                   $1,993 / Month including interest    September-07   9.00%        34           -            34
Investor notes                     2 years (See below)                 Demand         6.00%       874         437           437
Line of credit                     2 years/ Quarterly interest         February-08    6.00%     2,006           -         2,006
                                     (See below)
E-bond investor notes              3 years/ Semiannual interest        Various        10.00%      388          86           302
                                     (See below)                                              --------   ---------  ------------
Total debt                                                                                    $ 3,322    $    523         2,799
                                                                                              ========   =========          986
Less current maturities                                                                                                    (467)
Less debt discount current maturities                                                                                -----------
                                                                                                                     $    2,280
Long-term debt                                                                                                       ===========

INVESTOR NOTES

0n September 13, 2005, the Company closed a financing arrangement with Global Capital Funding L.P. ("Global"), GCA Strategic Investment Fund Limited("GCASIF"), HIPL Family Trust ("HIPL"), and DP Securities Inc. ("DPS")("Global," "GCASIF," HIPL" and "DPS," collectively, the "Investors") in which it issued to: (i) Global, a convertible secured note in the principal amount of $1,285,000 ("Global Note") and a common stock purchase warrant (the "Global Warrant") to purchase 300,000 shares of Company common stock; (ii) GCASIF, a convertible secured note in the principal amount of $50,000 (the "GCASIF Note") and a common stock purchase warrant (the "GCASIF Warrant") to purchase up to 13,953 shares of the Company common stock; and (iii) HIPL, a convertible secured note in the principal amount of $66,750 (the HIPL Note") and common stock purchase warrant (the "HIPL warrant") to purchase up to 20,930 shares of the common stock; and (iv) DPS a convertible secured note in the principal amount of $98,250 (the "DPS Note") and a common stock purchase warrant (the "DPS Warrant") to purchase up to 55,116 shares of common stock. The Global Note, GCASIF Note, HIPL Note and DPS Note, collectively, "Investor Notes" and the Global Warrant, GCASIF Warrant, and DPS Warrant, collectively, "Investor Warrants".

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

The Investor Notes were determined to include free standing warrants and various embedded derivative liabilities. The derivative liabilities are the conversion feature and the redemption option (compound embedded derivative liability). At the date of issuance (September 06, 2005, and November 21, 2005) the Investor Notes, warrant liabilities and compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial

                               ERF WIRELESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

instruments with similar characteristics or other valuation techniques. These derivative liabilities are marked-to-market each quarter with the change in fair value recorded in the income statement. The Company uses the effective interest method to record interest expense and related debt accretion which was $96,631 for the year ended December 31, 2005, $458,229 for the year ended December 31, 2006 and will be $437,123 for year ending December 31, 2007, respectively.

The following table summarizes the Investor Notes convertible debt activity for the period September 6, 2005, to March 31, 2007:

                                                                                   Compound
                                                                  Warrant         Derivative
               Description                   Investor Notes     Liabilities       Liability             Total
                                             ---------------  ---------------    --------------    --------------
Fair value issuance at inception               $   508,017       $   470,702       $   521,281       $ 1,500,000
09-06-05 to 09-30-05 change in fair value           18,373         2,389,132         1,012,547         3,420,052
10-01-05 to 12-31-05 change in fair value           78,258        (2,160,313)       (1,090,630)       (3,172,685)
01-01-06 to 03-31-06 change in fair value           90,258          (466,128)         (276,615)         (652,485)
04-01-06 to 06-30-06 change in fair value          104,943          (149,288)           32,006           (12,339)
07-01-06 to 09-30-06 change in fair value          122,182            73,005            32,395           227,582
10-01-06 to 12-31-06 change in fair value          140,846          (118,744)          (26,162)           (4,060)
01-01-07 to 03-31-07 change in fair value          158,659           (20,503)           (2,478)          135,678
Conversions from inception to date                (710,180)               --                --          (710,180)
                                               -----------       -----------       -----------       -----------
Fair value at March 31, 2007                   $   511,356       $    17,863       $   202,344       $   731,563
                                               ===========       ===========       ===========       ===========

From inception to date through March 31, 2007, the Company recorded a net derivative income of $772,000 and for the three months ended March 31, 2007, a net derivative income of $23,000. The Company in conjunction with the convertible note as of three months ended March 31, 2007, has recorded debt interest expense of $193,000

ERF Wireless, Inc., also incurred deferred financing costs of $178,500 in connection with the closing of the financing arrangement. The costs are recognized over the life of the Investor Notes, or 24 months, by using the straight line method. For the twelve months ended March 31, 2007, the Company recorded deferred financing cost in interest expense of $22,000.

The following assumptions were used in the fair value determination of warrants liabilities at March 31, 2007:

                                                                              Warrants
                                 ---------------------------------------------------------------------------------------------------
         Assumptions               9/6/2005    9/30/2005   12/31/2005   3/31/2006   6/30/2006    9/30/2006   12/31/2006   3/31/2007
-------------------------------  ---------------------------------------------------------------------------------------------------
Dividend yield                          0.00%       0.00%        0.00%       0.00%        0.00%       0.00%        0.00%       0.00%
Risk-free rate for term                 3.89%       4.18%        4.35%       4.44%        5.10%       4.62%        4.74%       4.51%
Volatility                             31.00%      31.00%       76.00%      78.00%       95.00%     140.00%      140.00%     140.00%
Maturity date                         5 years  4.93 years   4.68 years  4.44 years   4.19 years  3.93 years   3.68 years  3.44 years


A Black-Scholes methodology was used to value the warrants.

LINE OF CREDIT

Effective March 10, 2006, ERF Wireless, Inc. (the "Company"), entered into a two-year unsecured revolving credit facility with certain private investors that provides a $2 million dollar line of credit. The terms of the two-year unsecured revolving credit facility allow ERF Wireless to draw upon the facility as financing requirements dictate and provide for quarterly interest payments at a 6% rate. The loan may be prepaid without penalty or repaid at maturity. At March 31, 2007, the balance of the credit line was $2,213,041. On April 5, 2007, the Company amended its two-year $3,000,000 revolving credit facility to mature on February 28, 2009 and granted the lender a security interest in all the assets of the Door. The amendment also included a provision that in the event the Company draws down the full $3 million amount available under the revolving credit facility on or prior to December 31, 2007, and the Company requires additional working capital to pursue its business strategy and operations and has not closed on alternative debt or equity financing aggregating at least $1 million, the lender has agreed to fund up to an additional $1 million during 2007 under the same terms and conditions.

                               ERF WIRELESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

At the Company's discretion at any time after the first year, the Bonds, including the interest payments may be repaid in cash or in shares of our common stock, which will be valued at the average last sales price of our common stock over the 60-trading-day period preceding any payment date. If the Company chooses to issue shares of our common stock as repayment of the Bond as payment of interest, we will issue shares representing 125% of the Bond principal. If the Company's choose to issue shares of our common stock as payment of interest, we will issue shares representing 100% of the interest due. If the Company chooses to pay cash for either the Bond repayment or any interest payment, we will pay cash representing 100% of the amounts owed. ERF Wireless may redeem the Bonds at any time after the first year following their purchase but not before. The offering will terminate on June 30, 2007, unless such date is extended at the Company's discretion. As of March 31, 2007 the Company has sold $687,500 of E-Series Bonds and the balance due at December 31, 2006 is $360,936.

The E-Series Bonds were determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature and the redemption option (compound embedded derivative liability). At the date of issuance the E-Series Bond, compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the income statement. The Company uses the effective interest method to record interest expense and related debt accretion which was $9,065 for the three months ended March 31, 2007.

The following table summarizes the E-Series convertible debt activity for the period May 31, 2006, to March 31, 2007:

                                                                 Compound
                                                                Derivative
                 Description                  E-Series Bonds    Liability         Total
                                              --------------  -------------   ------------
Fair value issuance at inception               $ 576,113       $ 111,387       $ 687,500
05-31-06 to 06-30-06 change in fair value            763         (11,750)        (10,987)
07-01-06 to 09-30-06 change in fair value          5,847          (3,971)          1,876
10-01-06 to 12-31-06 change in fair value          6,648         (13,213)         (6,565)
01-01-07 to 03-31-07 change in fair value          9,065           5,956          15,021
Conversions from inception to date              (237,500)             --        (237,500)
                                               ---------       ---------       ---------
Fair value at March 31, 2007                   $ 360,936       $  88,409       $ 449,345
                                               =========       =========       =========

For inception to date through March 31, 2007, the Company recorded a net derivative income of $23,000 and for the three months ended March 31, 2007, a net derivative loss of $6,000. The Company in conjunction with the convertible note as of three months ended March 31, 2007, has recorded debt interest expense of $17,000.

                               ERF WIRELESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 10 - UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts for the three months ended March 31, 2007 and December 31, 2006, are summarized as follows (in thousands):

                                               March 31,       December 31,
                                                 2007              2006
                                             ------------      ------------
Costs incurred on uncompleted contracts      $       950       $       854
Estimated profit                                      24                62
                                             ------------      ------------
Gross revenue                                        974               916
Less: billings to date                               960               847
                                             ------------      ------------
Costs and profit in excess of billings       $        14       $        69
                                             ============      ============


NOTE 11 - COMMITMENTS AND CONTINGENCIES

LEASES AND LICENSE AGREEMENTS

For the three months ended March 31, 2007 and 2006, rental expenses of approximately $97,000 and $67,000, respectively, were incurred. The Company accounts for rent expense under leases that provide for escalating rentals over the related lease term on a straight-line method. The Company occupies office and tower facilities under several non-cancelable operating lease agreements expiring at various dates through September 2012, and requiring payment of property taxes, insurance, maintenance and utilities.

Future minimum lease payments under non-cancelable operating leases at March 31, 2007 were as follows:

               Period Ending December 3Amount
               ----------------------------------
                     2007              $ 310,867
                     2008                347,163
                     2009                309,577
                     2010                224,578
                     2011                185,598
                     2012                 20,696
                                   --------------
                    Total            $ 1,398,479
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

                               ERF WIRELESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

In August 2004, the Company entered into an employment agreement with Brian Cubley. Pursuant to the employment agreement Brian Cubley is to receive $80,000 until October 15, 2005, and $90,000 per year thereafter. Mr. Cubley also received 31,914 shares of Series A Preferred Stock at $0.50 per share. Mr. Cubley is also eligible to receive non-qualified non-transferable stock options to purchase up to 500,000 shares of the Company's common stock based upon the attainment of certain performance based milestones at 115% of the lowest five day average closing price for the Company previous year. Lastly, Mr. Cubley is entitled to a bonus for each calendar year in which the Company's Messaging Services Division is profitable equal to 5% of the revenues of the Messaging Services Division. As of August 1, 2006, Brian Cubley's employment contract was renewed through July 31, 2007.

                               ERF WIRELESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 12 - RELATED PARTY

In March 2005, the Company entered into an annual professional services agreement with Synchton Incorporated for financial and business support services. The agreement requires Synchton to provide one or more consultants for a total of 100 hours per month. This agreement is automatically renewable on each anniversary date and can be terminated by the Company prior to the renewal date. The Company is obligated to pay Synchton $12,000 per month in cash or free trading stock. The Company at its discretion may issue up to 50% of the monthly fee in stock at the market price on the date of issuance; provided that if Synchton sells the stock within 30 days of issuance the Company is obligated to pay Synchton any shortfall between the difference in the market price on the issuance date and the market price on the sale date. Synchton's president is Scott A. Cubley. For the period ended March 31, 2007, total fees incurred by the Company under the agreement were $36,000.

NOTE 13 - INDUSTRY SEGMENTS

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

                               ERF WIRELESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

For the three months ended March 31, 2007 (in thousands)

                                    WMS           WBS          ENS          Total
                                 -----------   ----------   -----------   ----------
         Revenue                   $     73     $    347      $     85      $   505
         Segment loss                  (105)          27          (309)        (387)
         Segment assets                 105          994           464        1,563
         Capital expenditures             -           67             4           71
         Depreciation                     4           42             3           49

For the three months ended March 31, 2006 (in thousands)

                                    WMS           WBS          ENS          Total
                                 -----------   ----------   -----------   ----------
         Revenue                  $     266     $     25      $    571      $   862
         Segment loss                  (178)         (42)         (289)        (509)
         Segment assets                 270          183           741        1,194
         Capital expenditures             9            6           (12)           3
         Depreciation                     3            6             3           12


Reconciliation of Segment Loss from          March 31,        March 31,
   Operations to Net Loss                      2007             2006
-------------------------------------------------------------------------
  Total segment loss from operations        $      (387)    $      (509)
Total corporate overhead                           (741)           (812)
                                            -------------   -------------
Net loss                                    $    (1,128)    $    (1,321)
                                            =============   =============


Reconciliation of Segment Assets          March 31,      March 31,
   to Total Assets                         2007            2006
------------------------------------------------------------------
Total segment assets                    $   1,563       $   1,194
Total corporate assets                        234           1,652
                                        ----------      ----------
Consolidated  assets                    $   1,797       $   2,846
                                        ==========      ==========

The accounting policies of the reportable segments are the same as those described in the section titled Basis of Accounting. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation and amortization expense, accounting changes and non-recurring items.

One customer accounts for $73,000 of Enterprise Network Services Division revenues at March 31, 2007.

NOTE 14 - SUPPLEMENTAL NON-CASH DISCLOSURES:

During 2007, the Company issued stock in lieu of cash as payment for the following (in thousands):

                                                    Supplemental
                                                      Non-Cash
                                                     Disclosure
                                                     ----------
          Professional fees                         $      146
          Settlements                                       80
          Salary and compensation                          156
          Other services rendered                           21
          Interest expense                                   1
          Liabilities and accrued expenses                  51
          Notes payable                                     97
                                                    -----------
          Total non-cash settlements                $      552
                                                    ===========

                               ERF WIRELESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 15 - EMPLOYEE STOCK OPTIONS

In 2004, the Board of Directors adopted a Non-Qualified Stock Option Plan under which 5,000,000 shares of the Company's common stock were reserved for issuance. In March 2007 the shares reserved for issuance increased to 10,000,000 shares. There were 95,742 Series A preferred stock convertible to 1,788,111 common stock shares granted to certain Officers and employees under employment agreements. As of March 31, 2007, 628,328 common stock shares remain to be converted from Series A preferred stock. Also the Company has granted to certain officers and employees 150,000 stock options which are currently exercisable. As of March 31, 2007, under the Non-Qualified Stock Option Plan, 8,934,123 shares were issued and exercised to certain employees and consultants for services rendered.

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

The weighted average fair value of the individual options granted during the three months ended March 31, 2007, is estimated at $1.45 on the date of grant. The fair values were determined using a Black-Scholes option-pricing model with the following assumptions:

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

Option activity was as follows for the three months ended March 31, 2007:

                                                      2007
                                     --------------------------------
                                                      Weighted-Average
                                        Shares         Exercise Price
                                     --------------    --------------
Outstanding at beginning of year         2,852,000     $         3.21
Granted                                          -                  -
Assumed through acquisitions                     -                  -
Exercised                                        -                  -
Forfeited/cancelled                              -                  -
                                     --------------    ---------------

Outstanding throughout the period        2,852,000     $         3.21
                                     ==============    ===============

Exercisable at March 31, 2007              150,000     $         1.38
                                     ==============    ===============

Information about options outstanding was as follows at March 31, 2007:

                                         Remaining          Average                       Average
      Class            Number        Average Contractual    Exercise       Number        Exercise
  Exercise Price      Outstanding      Life in Years         Price        Exercisable      Price
-------------------  -----------------------------------  -------------  ---------------------------
      $1.38              150,000           2.33                 $ 1.38       150,000         $ 1.38
      $2.88              900,000           2.33                 $ 2.88             -              -
      $3.72            1,570,000           1.33                 $ 3.72             -              -
      $2.27              232,000           1.33                 $ 2.27             -              -
                     ------------                                        ------------
                       2,852,000           1.83                 $ 3.21       150,000       $   1.38
                     ============                                        ============

                                       22

NOTE 16 - SUBSEQUENT EVENTS

Subsequent to the quarter ended March 31, 2007, the Company entered into a Term Sheet with Dutchess Private Equities Fund, Ltd, ("Dutchess"), for a $10 million Equity Line of Credit with a term of 3 years. The Equity Line provides for Dutchess to purchase up to $10 million of the Company's stock over the course of 36 months after a registration statement has been declared effective by the U.S. Securities and Exchange Commission. The Purchase Price of the securities is 93% of the market price of the Company's stock based on the lowest closing bid price of the Company's stock during the 5 consecutive trading days immediately after the Put Date or notice of draw down by the Company. The Company plans to complete the Subscription Agreement and Registration Rights Agreement related to this Equity Line and file a SB-2 Registration Statement during the Company's second quarter of 2007. The Equity Line of Credit has no upfront commitment fee shares, no warrants, no fees per draw down, no due diligence fees and no inactivity fees for utilization of the line.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the other sections of this quarterly report on Form 10-QSB, including the financial statements.

OUR MARKETS AND BUSINESS STRATEGY

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

The third driver is the Gulf Opportunity (GO) Zone Act of 2005 enacted December 21, 2005, which provides a significant acceleration of cost recovery by allowing businesses in the Gulf Coast areas of Louisiana, Mississippi and Alabama affected by hurricane Katrina to claim a depreciation deduction in the first year the property equal to 50 percent of its cost. This bonus depreciation is available to companies of all sizes for their investments in equipment, software and depreciable real property.

The Company's fault-tolerant network solutions for individual banks ("BranchNet(TM) systems") intend to provide up to 300 Mbps of encrypted microwave data communications bandwidth with satellite failover among a financial institution's branches spread across hundreds of miles (BranchNet). BranchNet systems address the banking industry demands for secure, fault-tolerant broadband networks, while significantly reducing the cost of the required fault-tolerant bandwidth versus traditional wireline communications options provided by the incumbent telephone carriers.

Over the next five years, the Company plans to fulfill its vision to develop, own and operate a nationwide fiber, satellite and encrypted wireless network for the banking industry called US BankNet. The Company leases fiber for long-haul data transmissions, builds encrypted wireless infrastructure for the "last mile", and incorporates satellite failover for redundancy.

The Company's strategic plan is to develop US BankNet in a series of steps. First, it sells an individual financial institution ("FI") a private encrypted wireless network ("BranchNet") to replace the FI's wireline data communications wide area network (WAN) to its branches. Five such networks have already been completed for FIs in Texas, Louisiana and Missouri, and a sixth is underway. The Company plans to interconnect individual FI networks into Company-owned statewide networks to provide them with high-speed access to banking service providers, disaster recovery centers, correspondent banks, the Internet and the Federal Reserve. Three of the Company's Louisiana-based FI customers and the Louisiana State Police are participating in the Company's first statewide network, Louisiana BankNet, with construction commenced in April 2007. As statewide networks are completed, the Company plans to aggregate them into regional networks (i.e. "Southern BankNet") and aggregate the regional networks into its nationwide network, US BankNet.

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

RECENT EVENTS

Subsequent to the quarter ended March 31, 2007, the Company has entered into and announced agreements in expected to be in excess of $2 million in revenue.
These include:

     o a Voice over IP agreement with Jeff Davis Bank valued in excess of $225,000 and

     o an agreement in excess of $2 million with the El Dorado Golf and Beach Club of San Jose del Cabo, Mexico to provide a complete
          Fiber-to-the-Home (FTTH) network with voice, video and data system for the entire development that includes the operations of the private club, as well as all of the multi-million dollar homes in this exclusive gated community.

The Company expects to complete the construction of both the Jeff Davis VoIP network and the El Dorado network during the balance of calendar 2007 and, accordingly, will be recognizing the associated revenues for these projects on a percentage of completion method of accounting in subsequent quarters of 2007.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007, COMPARED TO THREE MONTHS ENDED MARCH 31, 2006
--------------------------------------------------------------------------------

The following table sets forth summarized consolidated financial information for the three months ended March 31, 2007 and 2006:

                                                         Three Months Ended March 31,
                                               --------------------------------------------------
              ($ IN THOUSANDS)                   2007         2006        $ Change    % Change
                                               ----------  -----------  ----------   ----------
Total sales                                    $     505   $      862   $    (357)        -41%
Cost of goods sold                                   283          574        (291)        -51%
                                               ----------  -----------  ----------   ----------
Gross profit                                         222          288         (66)        -23%
                                               ----------  -----------  ----------   ----------
Percent of total sales                               44%          33%
Operating expenses                                 1,350        1,609        (259)        -16%
                                               ----------  -----------  ----------   ----------
Loss from operations                              (1,128)      (1,321)        193         -15%
Other income/(expense)                              (241)         606        (847)       -140%
                                               ----------  -----------  ----------   ----------
Net loss                                          (1,369)        (715)       (654)         91%
                                               ----------  -----------  ----------   ----------
Deemed dividend related to beneficial
     conversion feature of preferred stock             -         (130)        130        -100%
                                               ----------  -----------  ----------   ----------
Net loss attributable to common shareholders   $  (1,369)  $     (845)  $    (524)         62%
                                               ==========  ===========  ==========   ==========

For the three months ended March 31, 2007, the Company's business operations reflected an overall decrease in sales for Wireless Messaging Services and Enterprise Network Services, which was offset with increased sales in Wireless
Bundled Services. For the three months ended March 31, 2007, the Company's consolidated operations generated net sales of $505,000 compared to prior year net sales of $862,000. The decrease in net sales is primarily attributable to a decrease in product sales of $599,000 from the wireless banking network installations, and offset with an increase in service sales of $247,000 due to increased recurring revenue primarily from the recent acquisition. For the three months ended March 31, 2007, the Company had a gross profit margin of 44%, compared to a gross profit margin of 33% for the prior year. The increased in gross profit margin is primarily attributable to several factors: (i) Increased customer base in recurring revenue with consistent margins on wireless broadband services and (ii) deferred lease liability amortized over five years to offset tower rental expense from Wireless Bundled Services.

The Company incurred a net loss of $1,369,000 for the three months ended March
31, 2007. The Company's net loss for the three months ended March 31, 2007, included approximately $108,000 in depreciation and amortization expenses, $190,000 of interest amortization, $17,000 of derivative income, $155,000 of other general and administrative net of non-cash charges, $534,000 in employment expenses net of non-cash charges and $202,000 in professional services net of non-cash charges.

SALES INFORMATION

Set forth below is a table presenting summarized sales information for our business segments for the three months ended March 31, 2007 and 2006:

      ($ IN THOUSANDS)                                      Three Months Ended March 31,
      Business Segment                2007     % of Total          2006     % of Total        $ Change   % Change
                                  -----------  ------------   ------------  -----------    ------------ -----------
Wireless Messaging Services       $       73           14%     $      266          31%     $      (193)       -73%
Wireless Bundled Services                347           69%             25           3%             322       1288%
Enterprise Network Services               85           17%            571          66%            (486)       -85%
                                  -----------  ------------   ------------  -----------    ------------ -----------
Total Sales                       $      505          100%    $       862         100%     $      (357)       -41%
                                  ===========  ============   ============  ===========    ============ ===========

For the three months ended March 31, 2007, net sales decreased to $505,000 from $862,000 for the three months ended March 31, 2006. The overall decrease of 41% was attributable to a $486,000 decrease in Enterprise Network Services, decrease of $193,000 of Wireless Messaging Services and an increase in Wireless Bundled
Services of $322,000. The $486,000 decrease in sales of the Enterprise Network
Services for the three months ended March 31, 2007, was primarily attributable to decrease sales from products of enterprise-class encrypted wireless banking network installations. The decrease of $193,000 in Wireless Messaging Services is primarily attributable to product sales in the wireless broadband system designs. The increase of $322,000 in Wireless Bundled Services is primarily attributable to increased customer base through growth of ISP subscribers.





COST OF GOODS SOLD

The following tables set forth summarized cost of goods sold information for the three months ended March 31, 2007 and 2006:

      ($ IN THOUSANDS)                                      Three Months Ended March 31,
      Business Segment               2007    % of Total          2006    % of Total          $ Change      % Change
                                ------------ ------------    ----------- ------------    --------------- -------------
Wireless Messaging Services      $       53          19%     $      122          21%     $          (69)         -57%
Wireless Bundled Services               133          47%             17           3%                116          682%
Enterprise Network Services              97          34%            435          76%               (338)         -78%
                                ------------ ------------    ----------- ------------    --------------- -------------
Total Cost of Goods             $       283         100%     $      574         100%     $         (291)         -51%
                                ============ ============    =========== ============    =============== =============


                                               Three Months Ended March 31,
                                         ---------------------------------------
            ($ IN THOUSANDS)                 2007          2006        $ Change    % Change
                                         -----------   -----------   -----------   ----------

Products and integration service         $      166    $      542    $     (376)        -69%
Rent and maintenance                             42            15            27         180%
Salary and related costs                         19             -            19           0%
Depreciation                                     41             5            36         720%
Other costs                                      15            12             3          25%
                                         -----------   -----------   -----------   ----------
Total Operating Expenses                 $      283    $      574    $     (291)        -51%
                                         ===========   ===========   ===========   ==========

For the three months ended March 31, 2007, cost of goods sold decreased by $292,000, or 51%, to $283,000 from $574,000 as compared to the three months ended March 31, 2006. The decrease of $291,000 in cost of goods sold is primarily attributable to product and service cost of $376,000 associated with Enterprise Network Services due to decrease sales in construction and integration; and offset with an increase of $19,000 of salary and related cost is primarily attributable to direct labor cost associated with Enterprise Network Services construction and integration of banking networks; $36,000 primarily attributable to depreciation expense associated with acquisitions and extending our wireless network area to increase our ISP customer base and $27,000 is primarily attributable to rent and maintenance cost associated with acquisitions and extending our wireless network area to increase our ISP customer base.

OPERATIONS EXPENSES

The following table sets forth summarized operating expense information for the three months ended March 31, 2007 and 2006:

                                            Three Months Ended March 31,
       ($ IN THOUSANDS)             2007        2006      $ Change     % Change
                                  ---------   ---------  ----------  -----------

Employment expenses                $   690     $   834    $   (144)        -17%
Professional services                  348         396         (48)        -12%
Rent and maintenance                    68          73          (5)         -7%
Depreciation and amortization           67          61           6          10%
Other general and administrative       177         245         (68)        -28%
                                  ---------   ---------  ----------  -----------
Total operating expenses           $ 1,350     $ 1,609    $   (259)        -16%
                                  =========   =========  ==========  ===========

For the three months ended March 31, 2007, operating expenses decreased by 16% to $1,350,000, as compared to $1,609,000 for the three months ended March 31, 2006. The decreases that occurred, as evidenced by the immediately preceding table, are discussed below:

     o A $144,000 decrease in employment expense. The decrease is primarily attributable to prior year stock employment agreement bonuses of $173,000.

     o A $48,000 decrease in professional services. The decrease is primarily related to accounting expense of $26,000, legal expense of $53,000, consulting expense of $37,000, investor relations expense of $17,000, and offset with a $72,000 increase in settlement expense. The decrease in professional fees is principally associated with less complex debt registration this quarter that utilizes legal and accounting as compared to prior year.

     o A $68,000 decrease in other general and administrative expense. The decrease is primarily related to supplies expense of $30,000, and utility expense of $30,000, and advertising expense of $7,000. The decrease in other and general administrative expense primarily attributable to a consolidation of corporate functions with regard to utility costs.

OTHER (INCOME) EXPENSE, NET

For the three months ended March 31, 2007 the decrease in other (income) expense is primarily attributable to derivative instruments income of $17,000 as compared to $743,000 for the three months ended March 31, 2006. This income represents the net unrealized (non-cash) charge during the three months ended March 31, 2007 in the fair value of our derivative instrument liabilities related to warrants and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately. Additionally interest associated with the derivative instruments accounted for $210,000 during the year.

NET LOSS

For the three months ended March 31, 2007, our net loss was $1,369,000 compared to a loss of $715,000 for the three months ended March 31, 2006. The increase in the loss for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006, was attributable to the factors discussed immediately above.

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS

For the three months ended March 31, 2007, our net loss was $1,369,000 compared to a loss of $845,000 for the three months ended March 31, 2006. The Company's Net Loss Applicable to common shareholders included deemed dividends on the beneficial conversion of the 87,000 shares of Series A Preferred Stock that was limited to the amount of consideration received totaling $130,000 in the three months ended March 31, 2006.

CASH FLOWS

The Company's operating activities increased net cash used by operating activities to $534,000 in the three months ended March 31, 2007, compared to net cash used of $799,000 in the three months ended March 31, 2006. The decrease in net cash used by operating activities was primarily attributable to fund an increase in the company's net operating loss $1,369,000, net of $768,000 non-cash charges combined with derivative income $17,000 to equal net non-cash charge of $751,000, combined together with $84,000 of cash used by fluctuations in working capital requirements consisting of the combination of accounts receivable, inventory, prepaid expenses, accounts payable, accrued expenses, cost and profit in excess of billings, deferred liability lease and deferred revenue.

The Company's investing activities used net cash of $65,000 in the three months ended March 31, 2007, compared to use of net cash of $78,000 in the three months ended March 31, 2006. Spending has been consistent compared to last year capital spending, which primarily is growing ISP capabilities to increase our customer base.

The Company's financing activities provided net cash of $262,000 in the three months ended March 31, 2007, compared to $1,428,000 of cash provided in the three months ended March 31, 2006. The cash provided in the three months ended March 31, 2007, was primarily associated with the proceeds from line of credit net and other financing arrangements net of $282,000.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, the Company's current assets totaled $746,000 (including cash and cash equivalents of $56,000). Total current liabilities were $1,966,000, resulting in negative working capital of $1,220,000. The Company has funded operations to date through a combination of utilizing cash on hand, issuing common stock to settle certain current liabilities, borrowings and raising additional capital through the sale of its securities.

At March 31, 2007, the Company had approximately $787,000 available on a $3 million unsecured revolving credit facility maturing in February 2009. The terms of the two-year unsecured revolving credit facility will allow us to draw upon the facility as financing requirements dictate and provides for quarterly interest payments at an annual 6% rate. The loan may be prepaid without penalty or repaid at maturity. In the event that the Company draws down the full $3 million amount available under the revolving credit facility on or prior to

December 31, 2007, and the Company requires additional working capital to pursue its business strategy and operations and has not closed on alternative debt or equity financing aggregating at least $1 million, the lender has agreed to fund up to an additional $1 million during 2007 under the same terms and conditions.

We believe our cash, anticipated cash flow from operations and available credit facilities afford us adequate liquidity for the next 12 months, although we expect to raise additional capital during this period to fund our anticipated growth for our banking and WISP network businesses if acceptable terms are available. Furthermore, we anticipate that we will need additional capital in the future to continue to expand our business operations, which expenditures may include the following:

     o    Acquisitions of one or more companies, networks or other assets

     o Investment in towers, radios, customer premise equipment and other related equipment associated with wireless broadband expansion plans

     o Investment in back office systems and related infrastructure to support the Company's wireless broadband expansion plans

     o Investment in laboratory facilities including test and simulation equipment

     o Investment or licensing of certain intellectual property related to the Company's wireless broadband expansion plans

     o    General working capital purposes

The Company operations for the three months ended March 31, 2007, was primarily funded by proceeds from the Company's line of credit, net totaling $207,000.and convertible debt financing of $75,000.

Subsequent to the quarter ended March 31, 2007, the Company entered into a Term Sheet with Dutchess Private Equities Fund, Ltd, ("Dutchess"), for a $10 million Equity Line of Credit with a term of 3 years. The Equity Line provides for Dutchess to purchase up to $10 million of the Company's stock over the course of 36 months after a registration statement has been declared effective by the U.S. Securities and Exchange Commission. The Purchase Price of the securities is 93% of the market price of the Company's stock based on the lowest closing bid price of the Company's stock during the 5 consecutive trading days immediately after the Put Date or notice of draw down by the Company. The Company plans to complete the Subscription Agreement and Registration Rights Agreement related to this Equity Line and file a SB-2 Registration Statement during the Company's second quarter of 2007. The Equity Line of Credit has no upfront commitment fee shares, no warrants, no fees per draw down, no due diligence fees and no inactivity fees for utilization of the line.

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

CONTRACTUAL OBLIGATIONS

The following table sets forth contractual obligations as of March 31, 2007:

                                                                     Payments Due by Period
                               ---------------------------------------------------------------------------------------------------
                                     Total          Less than 1 Year       1-3 Years           3-5 Years         More than 5 Years
                               ----------------     ---------------      --------------      --------------      -----------------
CONTRACTUAL OBLIGATIONS:
  Long-term debt obligations   $         4,166      $        1,356       $       2,810       $           -       $            -
  Operating lease obligations            1,398                 311                 881                 206                    -
                               ----------------     ---------------      --------------      --------------      ---------------
TOTAL CONTRACTUAL OBLIGATIONS  $         5,564      $        1,667       $       3,691       $         206       $            -
                               ================     ===============      ==============      ==============      ===============

                                       28

The Company's contractual obligations consist of long-term debt of $3,119,000, derivative liabilities of $309,000 unamortized debt discount of $367,000 and interest expense of $371,000 as set forth in Note 9 to the company's financial statements, Notes Payable and Long-Term Debt, and certain obligations for operating leases requiring future minimal commitments under non-cancelable leases set forth in Note 11 - Commitments and Contingencies.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2007, the Company did not have any significant off-balance-sheet arrangements other than certain office and tower facility operating leases requiring minimal commitments under non-cancelable leases disclosed in the table above.

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

In July 2006, the FASB issued FASB Interpretation ("FIN") No. 48 Accounting for Uncertainly in Income Taxes - An Interpretation of FASB Statement No. 109. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement, and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, and the provisions of FIN 48 will be applied to all positions upon the adoption of the Interpretation. The cumulative effect of this applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. As of January 1, 2007, Management has adopted FIN 48 and does not believe that its adoption will have a material effect on the Companies' financial position, results of operations, or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The Company has adopted this interpretation which did not impact its financial position or results of operations.

On October 10, 2006, the FASB issued FSP No. FAS 123(R)-5, titled AMENDING GUIDANCE FOR ACCOUNTING FOR MODIFICATIONS OF INSTRUMENTS IN CONNECTION WITH EQUITY RESTRUCTURING ("FSP FAS 123(R)-5"). FSP FAS 123(R)-5 addresses whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP FAS 123(R)-1. It stipulates that for instruments that were originally issued as employee compensation and then modified solely to reflect an equity restructuring that occurs when the holders are no longer employees, that there is no change in the recognition or measurement of those instruments if (a) there is no increase in fair value of the award and (b) all holders of the same class of instruments are treated in the same manner. The guidance in FSP FAS 123(R)-5 is effective in the first reporting period beginning after October 10, 2006. Early application is permitted in periods for which financial statements have not been issued. Management has adopted FSP FAS 123(R)-5 and believes that its adoption does not have a material effect on the Companies' financial position, results of operations, or cash flows.

FSP FAS 123(R)-6 was issued to make several technical corrections to SFAS 123(R). These include exemption for non-public entities from disclosing the aggregate intrinsic value of outstanding fully vested share options, revision to the computation of the minimum compensation cost that must be recognized, indication that at the date the illustrative awards were no longer probable of vesting, any previously recognized compensation cost should have been reversed, and changes to the definition of short-term inducement to exclude an offer to settle an award. The guidance in FSP FAS 123(R)-6 is effective in the first reporting period beginning after October 20, 2006. Early application is permitted in periods for which financial statements have not yet been issued. Management has adopted FSP FAS 123(R)-6 and believes that its adoption does not have a material effect on the Companies' financial position, results of operations, or cash flows.

In February 2006, the FASB issued SFAS No. 155, "" ("SFAS No. 155") which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 140"). SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. Management is currently evaluating the impact of SFAS No 155 on the financials statements but does not believe that its adoption will have a material effect on the Companies' financial position, results of operations, or cash flows.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is certain information concerning issuances of common stock that were not registered under the Securities Act that occurred, but were not reported, in the 1st quarter ended March 31, 2007. During the 1st quarter of fiscal 2007, we converted the principal amount of $12,500 of Series E Bonds and issued 33,333 shares of common stock and issued three year warrants to purchase 33,333 shares of common stock at $5 per share. The issuances referenced above were consummated pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder on the basis that such transactions did not involve a public offering and the offerees were sophisticated, accredited investors with access to the kind of information that registration would provide. The recipients of these securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions.

ITEM 3. DEFAULT IN SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.


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

ERF WIRELESS, INC.


                                          By: /s/  H. Dean Cubley
                                              ------------------------------
                                              Name:  H. Dean Cubley
                                              Title: Chief Executive Officer
                                              Date:  May 21, 2007