Form 10QSB
period 2007-06-30
ERF Wireless, Inc.
filed 2007-08-13
CIK 1020646

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

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

The number of shares of common stock of the registrant outstanding at August 1, 2007, was 44,696,966.

Transactional Small Business Disclosure Format (check one): Yes [ ] No [ X ]


PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                         ERF WIRELESS, INC.
                                     CONSOLIDATED BALANCE SHEETS
                                JUNE 30, 2007, AND DECEMBER 31, 2006
                                 ($ in thousands except share data)


                                                                    June 30,
                                                                      2007        December 31,
                                                                   (Unaudited)       2006
                                                                    --------       --------

                                               ASSETS
Current assets
  Cash and cash equivalents                                         $    372       $    393
  Accounts receivable, net                                               441            387
  Accounts receivable, other                                              14             --
  Inventories                                                            145            132
  Cost and profit in excess of billings                                   21             69
  Prepaid expenses                                                       451            137
                                                                    --------       --------
    Total current assets                                               1,444          1,118
                                                                    --------       --------

Property and equipment
  Property and equipment                                               1,252          1,001
  Less accumulated depreciation                                         (319)          (199)
                                                                    --------       --------
    Total property and equipment                                         933            802
                                                                    --------       --------

Intangible assets, net                                                   209            299
Other assets                                                              11              5

                                                                    --------       --------
Total assets                                                        $  2,597       $  2,224
                                                                    ========       ========

                                LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Notes payable and current portion of long-term debt               $    754       $    519
  Current portion of long-term capital lease payable                      16             --
  Accounts payable                                                       376            506
  Accrued expenses                                                       961            281
  Derivative liabilities                                                 406            313
  Deferred liability lease                                               175            186
  Billings in excess of cost                                             361             --
  Deferred revenue                                                        13              9
                                                                    --------       --------
    Total current liabilities                                          3,062          1,814
                                                                    --------       --------

  Long-term debt, net of current portion                               2,600          2,280
  Capital leases, net of current portion                                  40             --
  Deferred liability leases                                              558            639
  Deferred revenue                                                        20             25
                                                                    --------       --------
    Total long-term  liabilities                                       3,218          2,944
                                                                    --------       --------

Commitments and contingencies

Shareholders' deficit:
  Preferred stock - $.001 par value
    Authorized  25,000,000 shares
    Issued and outstanding at June 30, 2007 and
    December 31, 2006, 3,503,129 and 3,800,649, respectively               4              4
  Common stock - $.001 par value
    Authorized 475,000,000 shares
    Issued and outstanding at June 30, 2007, and
    December 31, 2006, 40,250,983 and 24,039,733, respectively            40             24
  Additional paid in capital                                          10,568          9,065
  Accumulated deficit                                                (14,295)       (11,627)
                                                                    --------       --------
    Total shareholders' deficit                                       (3,683)        (2,534)
                                                                    --------       --------

Total liabilities and shareholders' deficit                         $  2,597       $  2,224
                                                                    ========       ========


See accompanying notes to consolidated financial statements.



                                                ERF WIRELESS, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   FOR THE PERIODS ENDED JUNE 30, 2007 AND 2006
                                                    (Unaudited)
                               ($ in thousands except share data and loss per share)


                                                     For the Three Months            For the Six Months
                                                       Ended June 30,                  Ended June 30,
                                                  -----------------------         -----------------------
                                                    2007            2006            2007            2006
                                                  -------         -------         -------         -------
Sales:
  Products                                        $   933         $   260         $   996         $   922
  Services                                          1,506             121           1,940             309
  Other                                               (15)              6              (7)             18
                                                  -------         -------         -------         -------
Total sales                                         2,424             387           2,929           1,249
                                                  -------         -------         -------         -------

Costs of goods sold:
   Products and integration services                1,279             212           1,445             754
   Rent, repairs and maintenance                       51              18              92              33
   Salary and related cost                            129              49             148              11
   Depreciation                                        45               6              87              50
   Other cost                                          17              28              31              39
                                                  -------         -------         -------         -------
Total costs of goods sold                           1,521             313           1,803             887
                                                  -------         -------         -------         -------
Gross profit                                          903              74           1,126             362
                                                  -------         -------         -------         -------
Operating expenses:
  Selling, general and administrative               1,587           1,454           2,871           3,003
  Depreciation and amortization                        67              63             134             123
                                                  -------         -------         -------         -------
Total operating expenses                            1,654           1,517           3,005           3,126
                                                  -------         -------         -------         -------
Loss from operations                                 (751)         (1,443)         (1,879)         (2,764)
                                                  -------         -------         -------         -------
Other income/(expenses):
  Interest income                                      --               3              --               4
  Interest expense                                   (418)           (169)           (662)           (306)
  Gain (loss) on sale of assets                         1              --             (10)             --
  Warrant expense                                     (33)             --             (36)             --
  Derivative (expense) income                         (98)            129             (81)            872
                                                  -------         -------         -------         -------
Total other income (expense)                         (548)            (37)           (789)            570
                                                  -------         -------         -------         -------
Net loss                                          $(1,299)        $(1,480)        $(2,668)        $(2,194)
                                                  =======         =======         =======         =======
Deemed dividend related to beneficial
  conversion feature of preferred stock                --              --              --            (130)

Net loss applicable to common shareholders        $(1,299)        $(1,480)        $(2,668)        $(2,324)
                                                  =======         =======         =======         =======
Net loss per common share:
  Basic                                           $ (0.04)        $ (0.13)        $ (0.09)        $ (0.22)
  Diluted                                         $ (0.04)        $ (0.13)        $ (0.09)        $ (0.22)

See accompanying notes to consolidated financial statements.



                                                ERF WIRELESS, INC.
                             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                      FOR THE PERIODS ENDED JUNE 30, 2007 (UNAUDITED), AND DECEMBER 31, 2006
                                                 ($ in thousands)



                                                           Common Stock       Preferred Stock    Additional                Total
                                                      -------------------- --------------------   Paid in    Retained
Shareholders'
                                                       Shares      Value    Shares      Value     Capital    Earnings     Deficit
                                                      ---------  --------- ---------  ---------  ----------  ---------  -----------

 Total shareholders' deficit                             7,645        $ 8     4,174        $ 4     $ 5,491    $(6,265)      $ (762)
    as of December 31, 2005

 Net loss                                                    -          -         -          -           -     (5,232)      (5,232)

 New stock issued to shareholders:
  Conversion of preferred stock to common stock          8,583          8      (460)         -          (8)         -            -
  For services, compensation and liabilities             2,743          2         -          -       1,512          -        1,514
  For retirement of debt                                 4,152          5         -          -       1,144          -        1,149
  Asset acquisition                                        750          1         -          -         299          -          300
  For retirement of debt and conversion of convertible
          preferred stock of employment contracts            -          -        87          -         130          -          130
  Beneficial conversion value - deemed dividend on
        preferred stock                                      -          -         -          -         130       (130)           -
  Stock based compensation and stock option expense          -          -         -          -         173          -          173
  Warrant expense                                            -          -         -          -          76          -           76
  Proceeds from sale of common stock, net                  167          -         -          -         118          -          118
                                                      ---------  --------- ---------  ---------  ----------  ---------  -----------

 Total shareholders' deficit
    as of December 31, 2006                             24,040         24     3,801          4       9,065    (11,627)      (2,534)


 Net loss                                                    -          -         -          -           -     (2,668)      (2,668)

 New stock issued to shareholders:
  Conversion of preferred stock to common stock          5,555          5      (298)         -          (5)         -            -
  For services and compensation                          7,444          8         -          -         999          -        1,007
  For settlement of liabilities                            734          -         -          -         104          -          104
  For retirement of debt                                 2,478          3         -          -         284          -          287
  Stock based compensation and stock option expense          -          -         -          -          85          -           85
  Warrant expense                                            -          -         -          -          36          -           36

 Total shareholders' deficit
                                                      ---------  --------- ---------  ---------  ----------  ---------  -----------
    as of June 30,  2007 (Unaudited)                    40,251       $ 40     3,503        $ 4    $ 10,568   $(14,295)    $ (3,683)
                                                      =========  ========= =========  =========  ==========  =========  ===========

 See accompanying notes to consolidated financial statements.



                                    ERF WIRELESS, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE PERIODS ENDED JUNE 30, 2007 AND 2006,
                                        (Unaudited)
                                     ($ in thousands)


                                                                   For the Six Months Ended
                                                                    ----------------------
                                                                    June 30,      June 30,
                                                                      2007          2006
                                                                    -------       -------

Cash flows from operating activities
Net loss                                                            $(2,668)      $(2,194)
                                                                    -------       -------

Adjustments to reconcile net loss to net cash
    used by operating activities:
  Loss on sale of assets                                                 10            --
  Amortization of debt discount                                         401           231
  Depreciation and amortization                                         221           136
  Stock issued for interest expense                                      16            55
  Stock issued for services rendered                                  1,095           598
  Stock based compensation and stock option expense                      85           173
  Warrant expense                                                        36            --
  Derivative expense (income)                                            81          (872)
  Allowance for doubtful accounts                                         9            15
  (Increase) in accounts receivable, net                                (63)           (7)
  (Increase) in accounts receivable, other                              (14)           --
  (Increase) decrease in inventories                                    (13)           44
  (Increase) decrease in prepaid expenses                              (296)          207
  Decrease (increase) in cost and profit in excess of billings           48           (90)
  (Decrease) increase in accounts payable                              (130)          205
  Increase in accrued expenses                                          680            25
  (Decrease) in deferred liability lease                                (92)           --
  Increase in billings in excess of cost                                361            --
  (Decrease) in deferred revenue                                         (1)         (302)
                                                                    -------       -------
    Total Adjustment                                                  2,434           418
                                                                    -------       -------
Net cash used by operating activities                                  (234)       (1,776)
                                                                    -------       -------

Cash flows from investing activities
  Proceeds from sale of assets                                            6            --
  Purchase of property and equipment                                   (220)         (106)
  (Increase) in other assets                                             (6)           (5)
                                                                    -------       -------
Net cash used by investing activities                                  (220)         (111)
                                                                    -------       -------

Cash flows from financing activities
  Net proceeds from line of credit                                      403           839
  Proceeds from financing agreements                                     75           300
  Payment of debt obligations                                           (43)          (45)
  Payment on capital lease obligations                                   (2)           --
  Proceeds from  investor loans                                          --           130
  Proceeds from sale of common stock, net                                --            93
                                                                    -------       -------
Net cash provided by financing activities                               433         1,317
                                                                    -------       -------

Net (decrease) increase in cash                                         (21)         (570)
Cash and cash equivalents at the beginning of the period                393           602
                                                                    -------       -------
Cash and cash equivalents at the end of the period                  $   372       $    32
                                                                    =======       =======

Supplemental disclosure of cash flow information:
Net cash paid during the year for:
  Interest                                                          $     1       $     2
  Income taxes                                                      $    --       $    --

Supplemental non-cash investing and financing activities:
   Conversion of debt through issuance of common stock              $   287       $    --

Property acquired under capital lease                               $    58       $    --


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

BASIS OF ACCOUNTING

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report filed with the SEC on Form 10-KSB dated December 31, 2006. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

RECLASSIFICATION

Certain amounts in the 2006 financial statements have been reclassified to conform to the 2007 financial presentation. These reclassifications have no impact on net loss

USE OF ESTIMATES

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

                               ERF WIRELESS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

CREDIT RISK

In the normal course of business, the Company extends unsecured credit to the majority of its customers. The company controls credit risk associated with its receivables through credit checks, approvals, and monitoring procedures. Generally, the company requires no collateral from its customers.

LEASES

The Company recognizes lease expense on a straight-line basis over the minimum lease terms which expire at various dates through 2012. These leases are for office and radio tower facilities and are classified as operating leases. For leases that contain predetermined, fixed escalations of the minimum rentals, we recognize the rent expense on a straight-line basis and record the difference between the rent expense and the rent payable as a liability.

Leasehold improvements made at the inception of the lease are amortized over the shorter of the asset life or the initial lease term as described above. Leasehold improvements made during the lease term are also amortized over the shorter of the asset life or the remaining lease term.

On December 15, 2006, the Company entered into an agreement with Southwest Enhanced Network Services, LP, a wireless broadband Company, to assume multiple tower and office leases in the greater Lubbock, Texas, area. As part of the agreement ERF Wireless received $825,000 in cash to offset certain of the future operating lease costs. The $825,000 is recorded as a deferred lease liability and recognized as a reduction to rent expense on a straight-line basis over the lease term as described above. The Company had deferred lease liability in current and long-term liabilities of approximately $733,000 and $825,000 as of June 30, 2007, and December 31, 2006, respectively.

ASSETS HELD UNDER CAPITAL LEASES

Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.

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

DEFERRED REVENUES

Revenues that are billed in advance of services being completed are deferred until the conclusion of the period of the service for which the advance billing relates. Deferred revenues are included on the balance sheet in current and long-term liabilities until the service is performed and then recognized in the period in which the service is completed. The Company's deferred revenues consist of billings in advance of services being rendered for its wireless broadband, banking network monitoring and maintenance and wireless messaging customers and, accordingly, are deferred and recognized monthly as earned. The Company had deferred revenues in current and long-term liabilities of approximately $33,000 and $34,000 as of June 30, 2007, and December 31, 2006, respectively.

                               ERF WIRELESS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

ADVERTISING COSTS

Advertising costs are expensed when incurred. For the periods ended June 30, 2007 and 2006, the Company expensed $26,000 and $42,000, respectively.

STOCK-BASED COMPENSATION

The Company adopted SFAS 123R in the fourth quarter of the fiscal year ending December 31, 2005 for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R requires such transactions be accounted for using a fair-value-based method.

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

INVENTORIES

Inventories are valued at the lower of cost or market. The cost is determined by using the average cost method. Inventories consist of the following items, in thousands:

                                 June 30,           December 31,
                                   2007                 2006
                             ----------------     ---------------
     Raw material            $            46      $           41
     Finished goods                       99                  91
                             ----------------     ---------------
                             $           145      $          132
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

                               ERF WIRELESS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

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

                               ERF WIRELESS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

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

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods ended June 30, 2007, and June 30, 2006, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

                               ERF WIRELESS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

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

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable consists of the following (in thousands):

                                           June 30,           December 31,
                                             2007                2006
                                        ---------------      --------------
Accounts receivable                     $          468       $         405
Allowance for doubtful accounts                    (27)                (18)
                                        ---------------      --------------
Accounts receivable, net                $          441       $         387
                                        ===============      ==============

NOTE 3 - PROPERTY AND EQUIPMENT

Components of property and equipment consist of the following items (in thousands):

                                               June 30,          December 31,
                                                2007                2006
                                            --------------      --------------
Automobile                                  $          66       $          66
Operating equipment                                   733                 627
Office furniture and equipment                         91                  89
Leasehold improvements                                 47                  60
Computer equipment                                    115                 106
Building                                                8                   8
Land                                                   28                  38
Other                                                 164                   7
                                            --------------      --------------
Total property and equipment                        1,252               1,001
Less accumulated depreciation                        (319)               (199)
                                            --------------      --------------
Net property and equipment                  $         933       $         802
                                            ==============      ==============

Depreciation expense was approximately $131,000 and $24,000 for the periods ended June 30, 2007, and June 30, 2006, respectively.

                               ERF WIRELESS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4 - INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

                                                                 June 30, 2007
                                                   ----------------------------------------------
                                      Weighted          Gross                              Net
                                  Average Useful       Carrying       Accumulated       Carrying
                                  Life (in years)       Amount       Amortization        Amount
                                 ----------------- ------------  ------------------  ------------
Customer relationships                3.0                $ 296           $ 175             $ 121
Workforce in place                    3.0                  125              80                45
Non-compete agreement                 3.0                  100              64                36
Developed technology                  3.0                   20              13                 7
                                                   ------------     -----------      ------------
                                                         $ 541           $ 332             $ 209
                                                   ============     ===========      ============

                                                                December 31, 2006
                                                   ----------------------------------------------
                                      Weighted          Gross                              Net
                                  Average Useful       Carrying       Accumulated       Carrying
                                  Life (in years)       Amount       Amortization        Amount
                                 ----------------- ------------  ------------------  ------------

Customer relationships                3.0                $ 296           $ 126             $ 170
Workforce in place                    3.0                  125              59                66
Non-compete agreement                 3.0                  100              47                53
Developed technology                  3.0                   20              10                10
                                                   ------------     -----------      ------------
                                                         $ 541           $ 242             $ 299
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

Total amortization of intangibles was $90,000 and $84,000 for the six months ended June 30, 2007 and 2006, respectively. The estimated amortization expense for the three years will be $90,000 for 2007, $110,000 for 2008 and $9,000 in 2009.

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

COMMON STOCK

As of June 30, 2007, the Company had 40,250,983 shares of its $.001 par value common stock issued and outstanding.

During the six months ended June 30, 2007, the Company issued a total of 16,211,000 shares of common stock in lieu of cash for professional services of $454,000, interest expense of $11,000, settlement expense of $186,000, other services of $36,000, conversion of notes payable of $287,000, salary and compensation of $320,000 and settlement of liabilities of $104,000. The Company valued the 16,211,000 shares at the closing market price on the date of issuance of such shares.

                               ERF WIRELESS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

INVESTMENT AGREEMENT

On June 14, 2007, we entered into an Investment Agreement with Dutchess Private Equities Fund, Ltd. ("Dutchess"). Pursuant to this investment agreement, Dutchess shall commit to purchase up to $10,000,000 of our common stock over the course of 36 months. The maximum amount we may raise under the Investment Agreement is $10,000,000, provided we register enough shares to raise this amount, although we are not obligated to request the entire $10,000,000. Over a period of 36 months, we may periodically deliver new issue shares of our common stock to Dutchess, which then delivers cash to us based on a price per share tied to the current market price of our common stock. The actual number of shares that we may issue subject to the investment agreement is not determinable as it is based on the market price of our common stock from time to time.

The amount that we shall be entitled to request from each purchase ("Puts") shall be equal to, at our election, either (i) up to $250,000 or (ii) 200% of the average daily volume (U.S. market only) ("ADV") multiplied by the average of the three daily closing prices immediately preceding the put date. The ADV shall be computed using the ten (10) trading days prior to the put date. The put date shall be the date that Dutchess receives a put notice of a draw down by the Company of a portion of the line. The purchase price shall be set at 93% of the lowest closing price of the common stock during the pricing period. The pricing period shall be the five (5) consecutive trading days immediately after the put notice date. There are put restrictions applied on days between the put date and the closing date with respect to that particular Put. During this time, we shall not be entitled to deliver another put notice. Further, we shall reserve the right to withdraw the Put if the purchase price is less than 75% of the lowest closing bid prices for the 10-trading day period immediately preceding each put notice.

PREFERRED STOCK

The Company has 25,000,000 shares of Series A Preferred Stock authorized of which 3,503,129 shares were issued and outstanding as of June 30, 2007. The Series A Preferred Stock is convertible at holder's option at one preferred share for 18.676347 shares Common Stock and has a 2:1 liquidation preference. The holder of Series A Preferred Stock is required to give a 65-day notice of conversion to the company. With respect to the Series A Preferred Stock outstanding at June 30, 2007, the maximum common shares converted from Series A Preferred shares are contractually restricted to 5% a quarter or 20% a year of the authorized and issued common shares outstanding at December 31, 2006; resulting in a maximum 13,085,131 shares of common stock issuable upon conversion of Series A Preferred Stock during calendar 2007.

WARRANTS

The Company had warrants outstanding to third parties to purchase 3,558,676 common shares as of June 30, 2007.

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

Warrants for 208,339 shares of common stock at $5.00 per share and warrants for 208,339 shares at $7.50 per share were issued by the Company during 2005 and 2006. Specifically, the Company sold 208,312 shares of Common Stock for $312,500 to accredited investors of the Securities Act and issued such warrants to purchase 208,339 shares of Common Stock at $5.00 per share and 208,339 shares of

                               ERF WIRELESS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

common stock at $7.50 per share expiring August 2007. The Company attributed no value to these warrants in the quarters in which they were issued. During the 4th quarter of 2006, management offered the Private Placement Memorandum Holders an opportunity to exchange their stock for E-Series Bonds of which several investors agreed to in aggregate in the amount of $100,000 resulting in canceling 66,667 of the $7.50 warrants and $5.00 warrants reducing the outstanding class warrants from 208,339 to 141,670, respectively.

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

Warrants for 2,105,337 shares of common stock at $5.00 per share were issued by the Company during the 2006 and 2007. Specifically, the Company sold $687,500 of E-series bonds to accredited investors of the Securities Act. According to the agreement if the Bondholder converts within one year from investment; the conversion includes a warrant to purchase one additional share of common stock at a price of $5.00 for every share of common stock that has been received from the conversion of the Bond principal. The Company has had twenty-seven and one-half units converted and has attributed $36,000 in 2007 to warrant expense using the Black Scholes option price model in the quarter in which the unit was converted.

The following table summarizes warrants that are issued, outstanding and exercisable.

                                            Options/Warrants
                                          Issued & Outstanding
                                    -------------------------------
     Exercise        Expiration        June 30,       December 31,
        Price            Date            2007             2006
     --------------  ------------   --------------   --------------
     0.20              Dec-07             780,000          780,000
     5.00              Aug-07             141,670          141,670
     7.50              Aug-07             141,670          141,670
     3.57              Sep-10             389,999          389,999
     5.00              Aug-09           2,105,337          580,585
                                    --------------   --------------
                                        3,558,676        2,033,924
                                    ==============   ==============


NOTE 6 - INCOME TAXES

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Implementation of SFAS 109 did not have a material cumulative effect on prior periods nor did it result in a change to the current year's provision.

The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

                                          June 30, 2007    December 31, 2006
                                         ----------------  ------------------

     U. S. Federal statutory tax rate    %            34    %             34
     U.S. valuation difference                       (34)                (34)
     Effective U. S. tax rate                          -                   -
     Foreign tax valuation                             -                   -
     Effective tax rate                                -                   -

Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. Federal income tax of 34% to pretax income from continuing operations as a result of the following (in thousands):

                               ERF WIRELESS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                     June 30, 2007        December 31, 2006
                                    ----------------      -----------------
Computed expected tax benefit          $     (907)          $    (1,779)
Increase in valuation allowance               907                 1,779
                                       -----------          ------------
Income tax expense                     $        -           $         -
                                       ===========          ============


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2007, and December 31, 2006, are presented below (in thousands):

                                       June 30, 2007      December 31, 2006
                                      ---------------     -----------------
Deferred tax assets:
Net operating loss carry forwards      $   (4,106)          $    (3,199)
Less valuation allowance                    4,106                 3,199
                                       -----------          ------------
Net deferred tax assets                $        -           $        -
                                       ===========          ============


Management has determined that a valuation allowance of $4,106,000 at June 30, 2007, is necessary to reduce the deferred tax assets to the amount that will more than likely not be realized. The change in valuation allowance for 2007 was approximately $907,000. As of June 30, 2007, the Company has a net operating loss carry-forward of $13,422,000, which is available to offset future federal taxable income, if any, with expiration beginning 2012 and ending 2026.


NOTE 7 - EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amount):

                                                             For the three months ended June 30, 2007
                                                  ----------------------------------------------------------
                                                     Income                  Shares              Per-Share
                                                  (Numerator)             (Denominator)            Amount
                                                  -------------          -----------------------------------
Net loss                                            $   (1,299)                                     $     -
Basic EPS:
  Income available to common stockholders               (1,299)               35,350                  (0.04)
  Effect of dilutive securities                              -                                            -
Diluted EPS:
  Income available to common stockholders         -------------          ------------           ------------
    and assumed conversions                         $   (1,299)               35,350                $ (0.04)
                                                  =============          ============           ============

                                                             For the three months ended June 30, 2006
                                                  ----------------------------------------------------------
                                                     Income                  Shares              Per-Share
                                                  (Numerator)             (Denominator)            Amount
                                                  -------------          -----------------------------------
Net loss                                            $   (1,480)                                     $     -
Basic EPS:
  Income available to common stockholders               (1,480)               11,220                  (0.13)
  Effect of dilutive securities                              -                                            -
Diluted EPS:
  Income available to common stockholders         -------------          ------------           ------------
    and assumed conversions                         $   (1,480)               11,220                $ (0.13)
                                                  =============          ============           ============



                               ERF WIRELESS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


                                                             For the six months ended June 30, 2007
                                                  ----------------------------------------------------------
                                                     Income                  Shares              Per-Share
                                                  (Numerator)             (Denominator)            Amount
                                                  -------------          -----------------------------------
Net loss                                            $   (2,668)                                   $       -
Basic EPS:
  Income available to common stockholders               (2,668)               31,136                  (0.09)
  Effect of dilutive securities                              -                                            -
Diluted EPS:

  Income available to common stockholders         -------------          ------------           ------------
    and assumed conversions                         $   (2,668)               31,136               $  (0.09)
                                                  =============          ============           ============

                                                             For the six months ended June 30, 2006
                                                  ----------------------------------------------------------
                                                     Income                  Shares              Per-Share
                                                  (Numerator)             (Denominator)            Amount
                                                  -------------          -----------------------------------
Net loss                                            $   (2,194)                                    $       -
Basic EPS:
  Income available to common stockholders               (2,194)                9,903                  (0.22)
  Effect of dilutive securities                              -                                            -
Diluted EPS:

  Income available to common stockholders         -------------          ------------           ------------
    and assumed conversions                         $   (2,194)                9,903               $  (0.22)
                                                  =============          ============           ============

For the years ended June 30, 2007 and 2006, dilutive securities existed. The effect of the dilutive securities for the year ended June 30, 2007, would have been 54,831,000 shares of common stock issued assuming all debt instruments were converted during calendar 2007 pursuant to the contractually imposed conversion restriction limitations, Series A preferred stock converted and all options and warrants were exercised.

NOTE 8 - MAJOR CUSTOMERS

The Company had gross sales of approximately $2,929,000 and $1,249,000 for the six months ended June 30, 2007 and 2006, respectively. The Company had one customer that represented approximately 57% of the gross sales in the three months ended June 30, 2007, and had two customers that represented 57% of gross sales for the three months ended June 30, 2006.


NOTE 9 - NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASES

Notes payable, long-term debts and capital leases consist of the following as of June 30, 2007 (in thousands):

                                                                                          Interest    Gross       Debt        Net
                                                 Terms                     Maturity Date    Rate      Balance   Discount    Balance
                                 --------------------------------------    ------------- ----------- --------  ---------  ----------
Taylor Economic Development Corp.$1,119 / Month including interest         June-07          7.00%           1         -          1
Vangard Wireless, Inc.           $200 / Month including interest           December-10      6.00%           8         -          8
Agility Capital Lease            $2,078 / Month including interest         May-10           18.82%         56         -         56
Axis Capital, Inc                $347 / Month including interest           August-08        8.60%           5         -          5
Insurance notes                  $1,993 / Month including interest         September-07     9.00%          15         -         15
Investor notes                    2 years (See below)                      Demand           6.00%         775        94        681
Line of credit                    2 years/ Quarterly interest (See below)  February-08      6.00%       2,409         -      2,409
E-bond investor notes             3 years/ Semiannual interest (See below) Various          10.00%        275        40        235
                                                                                                     ---------  --------  ----------
Total debt                                                                                            $ 3,544     $ 134      3,410
                                                                                                     =========  ========
Less current maturities                                                                                                        904
Less debt discount current maturities                                                                                         (134)
                                                                                                                          ----------
Long-term debt                                                                                                             $ 2,640
                                                                                                                          ==========




                               ERF WIRELESS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


The gross maturities of these debts are $852,000, $247,000, $2,432,000 and $12,000 for the years ended December 31, 2007, 2008, 2009 and 2010, respectively.

Notes payable and long-term debts consist of the following as of December 31, 2006 (in thousands):

                                                                                              Interest    Gross     Debt       Net
                                                 Terms                        Maturity Date    Rate      Balance  Discount   Balance
                                   ----------------------------------------   ------------- ----------- --------  --------- --------
Taylor Economic Development Corp.  $1,119 / Month including interest          June-07          7.00%         5           -        5
Vangard Wireless, Inc.             $200 / Month including interest            December-10      6.00%         9           -        9
Axis Capital, Inc                  $347 / Month including interest            August-08        8.60%         6           -        6
Insurance notes                    $1,993 / Month including interest          September-07     9.00%        34           -       34
Investor notes                      2 years (See below)                       Demand           6.00%       874         437      437
Line of credit                      2 years/ Quarterly interest (See below)   February-08      6.00%     2,006           -    2,006
E-bond investor notes               3 years/ Semiannual interest (See below)  Various          10.00%      388          86      302
                                                                                                        --------  ---------  -------
Total debt                                                                                              $ 3,322       $ 523   2,799
                                                                                                        ========  =========
Less current maturities                                                                                                         986
Less debt discount current maturities                                                                                          (467)
                                                                                                                           ---------
Long-term debt                                                                                                              $ 2,280
                                                                                                                           =========

INVESTOR NOTES

0n September 13, 2005, the Company closed a financing arrangement with Global Capital Funding L.P. ("Global"), GCA Strategic Investment Fund Limited("GCASIF"), HIPL Family Trust ("HIPL"), and DP Securities Inc. ("DPS")("Global," "GCASIF," HIPL" and "DPS," collectively, the "Investors") in which it issued to: (i) Global, a convertible secured note in the principal amount of $1,285,000 ("Global Note") and a common stock purchase warrant (the "Global Warrant") to purchase 300,000 shares of Company common stock; (ii) GCASIF, a convertible secured note in the principal amount of $50,000 (the "GCASIF Note") and a common stock purchase warrant (the "GCASIF Warrant") to purchase up to 13,953 shares of the Company common stock; and (iii) HIPL, a convertible secured note in the principal amount of $66,750 (the HIPL Note") and common stock purchase warrant (the "HIPL warrant") to purchase up to 20,930 shares of the common stock; and (iv) DPS a convertible secured note in the principal amount of $98,250 (the "DPS Note") and a common stock purchase warrant (the "DPS Warrant") to purchase up to 55,116 shares of common stock. The Global Note, GCASIF Note, HIPL Note and DPS Note, collectively, "Investor Notes" and the Global Warrant, GCASIF Warrant, and DPS Warrant, collectively, "Investor Warrants."

The Investor Notes accrue interest at a rate per annum equal to 6% and are secured by substantially all of the Company's assets. The Investor Notes are convertible into shares of the Company common stock at a conversion price equal to the lesser of (i) $3.50 or (ii) 85% of the average of the three lowest VWAPs, as reported by Bloomberg, during the ten trading days immediately preceding the date of the related notice of conversion; provided further, however, that, until six months following the effective date of the registration statement in no event will the conversion price be lower than the lesser of (y) $1.50 or (z) 50% of the VWAP, as reported by Bloomberg, on January 13, 2006, the effective date of the registration statement. Upon expiration of such six-month period or upon occurrence of an event of default which is not cured, the foregoing floor calculation shall no longer be effective. The six months expired on June 13th, 2006. The Company has registered the resale of the shares of the Company common stock underlying the Investor Notes and the shares issuable upon exercise of the Investor Warrants.

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

                               ERF WIRELESS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

year or 101% of the outstanding principal and interest in the second year. The associated Investor Warrants are exercisable by the Investors for five years at $3.57 per share, subject to adjustment upon issuance of shares or warrants below market, of Company common stock.

The Investor Notes were determined to include free-standing warrants and various embedded derivative liabilities. The derivative liabilities are the conversion feature and the redemption option (compound embedded derivative liability). At the date of issuance (September 06, 2005, and November 21, 2005), the Investor Notes, warrant liabilities and compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities are marked-to-market each quarter with the change in fair value recorded in the income statement. The Company uses the effective interest method to record interest expense and related debt accretion which was $96,631 for the year ended December 31, 2005, $458,229 for the year ended December 31, 2006, and will be $437,123 for year ending December 31, 2007.

The following table summarizes the Investor Notes convertible debt activity for the period September 6, 2005, to June 30, 2007:

               Description                   Investor Notes   Warrant Liabilities  Compound Derivative    Total
               -----------                   --------------   -------------------  ------------------- -----------
Fair value issuance at inception               $   508,017       $   470,702         $   521,281       $ 1,500,000
09-06-05 to 09-30-05 change in fair value           18,373         2,389,132           1,012,547         3,420,052
10-01-05 to 12-31-05 change in fair value           78,258        (2,160,313)         (1,090,630)       (3,172,685)
01-01-06 to 03-31-06 change in fair value           90,258          (466,128)           (276,615)         (652,485)
04-01-06 to 06-30-06 change in fair value          104,943          (149,288)             32,006           (12,339)
07-01-06 to 09-30-06 change in fair value          122,182            73,005              32,395           227,582
10-01-06 to 12-31-06 change in fair value          140,846          (118,744)            (26,162)           (4,060)
01-01-07 to 03-31-07 change in fair value          158,659           (20,503)             (2,478)          135,678
04-01-07 to 06-30-07 change in fair value          184,473           113,377              (4,843)          293,007
Conversions from inception to date                (724,632)               --                  --          (724,632)
                                               -----------       -----------         -----------       -----------
Fair value at June 30, 2007                    $   681,377       $   131,240         $   197,501       $ 1,010,118
                                               ===========       ===========         ===========       ===========

From inception to date through June 30, 2007, the Company recorded a net derivative income of $663,000 and for the six months ended June 30, 2007, a net derivative loss of $86,000. The Company in conjunction with the convertible note as of six months ended June 30, 2007, has recorded debt interest expense of $410,000.

ERF Wireless, Inc., also incurred deferred financing costs of $178,500 in connection with the closing of the financing arrangement. The costs are recognized over the life of the Investor Notes, or 24 months, by using the straight-line method. For the six months ended June 30, 2007, the Company recorded deferred financing cost in interest expense of $44,000.

The following assumptions were used in the fair value determination of warrants liabilities at June 30, 2007:

                                                                            Warrants
                         -----------------------------------------------------------------------------------------------------------
      Assumptions        9/6/2005  9/30/2005   12/31/2005   3/31/2006   6/30/2006    9/30/2006   12/31/2006   3/31/2007   6/30/2007
------------------------ -----------------------------------------------------------------------------------------------------------
Dividend yield             0.00%       0.00%        0.00%       0.00%        0.00%       0.00%        0.00%       0.00%        0.00%
Risk-free rate for term    3.89%       4.18%        4.35%       4.44%        5.10%       4.62%        4.74%       4.51%        4.89%
Volatility                31.00%      31.00%       76.00%      78.00%       95.00%     140.00%      140.00%     140.00%      200.00%
Maturity date            5 years  4.93 years   4.68 years  4.44 years   4.19 years  3.93 years   3.68 years  3.44 years   3.39 years

A Black-Scholes methodology was used to value the warrants.

                               ERF WIRELESS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

LINE OF CREDIT

Effective March 10, 2006, the Company, entered into a two-year unsecured revolving credit facility with certain private investors that provides a $2 million dollar line of credit. The terms of the two-year unsecured revolving credit facility allow ERF Wireless to draw upon the facility as financing requirements dictate and provide for quarterly interest payments at a 6% rate. The loan may be prepaid without penalty or repaid at maturity. At June 30, 2007, the balance of the credit line was $2,409,041. On April 5, 2007, the Company amended its two-year $3,000,000 revolving credit facility to mature on February 28, 2009, payable at a rate of 12% per annum, and granted the lender a security interest in all the assets of the Door. The amendment also included a provision that in the event the Company draws down the full $3 million amount available under the revolving credit facility on or prior to December 31, 2007, and the Company requires additional working capital to pursue its business strategy and operations and has not closed on alternative debt or equity financing aggregating at least $1 million, the lender has agreed to fund up to an additional $1 million during 2007 under the same terms and conditions.

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

At the Company's discretion at any time after the first year, the Bonds, including the interest payments may be repaid in cash or in shares of our common stock, which will be valued at the average last sales price of our common stock over the 60-trading-day period preceding any payment date. If the Company chooses to issue shares of our common stock as repayment of the Bond, we will issue shares representing 125% of the Bond principal. If the Company's choose to issue shares of our common stock as payment of interest, we will issue shares representing 100% of the interest due. If the Company chooses to pay cash for either the Bond repayment or any interest payment, we will pay cash representing 100% of the amounts owed. ERF Wireless may redeem the Bonds at any time after the first year following their purchase but not before. The offering will terminate on December 31, 2007, unless such date is extended at the Company's discretion. As of June 30, 2007, the Company has sold $687,500 of E-Series Bonds and the balance due at June 30, 2007 is $275,000.

The E-Series Bonds were determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature and the redemption option (compound embedded derivative liability). At the date of issuance the E-Series Bond, compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the income statement. The Company uses the effective interest method to record interest expense and related debt accretion which was $58,125 for the six months ended June 30, 2007.

The following table summarizes the E-Series convertible debt activity for the period May 31, 2006, to June 30, 2007:

                               ERF WIRELESS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


                                                                       Compound
                                                                      Derivative
                 Description                    E-Series Bonds         Liability           Total
                                                ---------------    ----------------    -------------
Fair value issuance at inception                   $ 576,113           $ 111,387         $ 687,500
05-31-06 to 06-30-06 change in fair value                763             (11,750)          (10,987)
07-01-06 to 09-30-06 change in fair value              5,847              (3,971)            1,876
10-01-06 to 12-31-06 change in fair value              6,648             (13,213)           (6,565)
01-01-07 to 03-31-07 change in fair value              9,065               5,956            15,021
04-01-07 to 06-30-07 change in fair value             49,060             (10,668)           38,392
Conversions from inception to date                  (412,500)                 --          (412,500)
                                                   ---------           ---------         ---------
Fair value at June 30, 2007                        $ 234,996           $  77,741         $ 312,737
                                                   =========           =========         =========

For inception to date through June 30, 2007, the Company recorded a net derivative income of $33,646 and for the six months ended June 30, 2007, a net derivative income of $4,712. The Company in conjunction with the convertible note as of six months ended June 30, 2007, has recorded debt interest expense of $76,411.

CAPITAL LEASES

During May 2007, ERF Wireless Bundled Services, Inc., entered into a master lease agreement with Agility Lease Fund I, LLC, to fund up to $1,000,000 in equipment financing. Each draw under this agreement will be treated as a separate capital lease to be repaid over 36 months with an effective interest rate of 18%. Included in property and equipment at June 30, 2007, is $54,510 capitalized equipment, net of amortization. The equipment and one of the Company's bank accounts are the primary collateral securing the financing with a guarantee of repayment by ERF Wireless, Inc.

Agility and ERF Wireless Bundled Services, Inc., entered into a deposit control account agreement. Under the terms of this agreement, the company will deposit the monthly collections from its wireless customers into this account and Agility will have the standby ability to withdraw funds from this account to pay its monthly lease payment associated with the borrowings under the lease agreement should the Company not make such payments in accordance with agreements. This deposit account control agreement grants Agility a security interest in this separate account.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of June 30, 2007 (in thousands):

                      Year Ending June 30,
     --------------------------------------------------------
     2007                                                        $ 13
     2008                                                          25
     2009                                                          25
     2010                                                          10
                                                             ---------
     Total minimum lease payments                                $ 73
     Less amount representing interest                            (17)
                                                             ---------
     Present value of net minimum lease payments                   56
     Current maturities of capital lease obligations              (16)
                                                             ---------
     Long-term portion of capital lease obligations              $ 40
                                                             =========

NOTE 10 - UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts for the six months ended June 30, 2007, and December 31, 2006, are summarized as follows (in thousands):

                               ERF WIRELESS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                                  June 30,        December 31,
                                                    2007              2006
                                                ------------      -----------
Costs incurred on uncompleted contracts         $     1,863       $      854
Estimated profit                                        805               62
                                                ------------      -----------
Gross revenue                                         2,668              916
Less: billings to date                                3,008              847
                                                ------------      -----------
Costs and profit in excess of billings          $      (340)      $       69
                                                ============      ===========


Such amounts are included in the accompanying balance sheets at June 30, 2007, and December 31, 2006, and are summarized as follows (in thousands):


                                                   June 30,        December 31,
                                                    2007              2006
                                                ------------      ------------
Cost and estimated earnings in excess
of billings on uncompleted contracts            $        21       $       69

Billings in excess of costs and estimated
earnings on uncompleted contracts                      (361)              --
                                                ------------      ------------

                                                $      (340)      $       69
                                                ============      ===========


NOTE 11 - COMMITMENTS AND CONTINGENCIES

LEASES AND LICENSE AGREEMENTS

For the three months ended June 30, 2007 and 2006, rental expenses of approximately $97,000 and $67,000, respectively, were incurred. The Company accounts for rent expense under leases that provide for escalating rentals over the related lease term on a straight-line method. The Company occupies office and tower facilities under several non-cancelable operating lease agreements expiring at various dates through September 2012 and requiring payment of property taxes, insurance, maintenance and utilities.

Future minimum lease payments under non-cancelable operating leases at June 30, 2007, were as follows:

     Period Ending
      December 31,            Amount
     ----------------    --------------
           2007            $   212,935
           2008                347,163
           2009                309,577
           2010                224,578
           2011                185,598
           2012                 20,696
                         --------------
          Total            $ 1,300,547
                         ==============


EMPLOYMENT AGREEMENTS

R. GREG SMITH

On August 1, 2004, the Company entered into an Executive Employment Agreement with R. Greg Smith, our Chief Financial Officer. Mr. Smith is paid a base salary of $180,000 per year and is eligible to receive a bonus equal to 1% of the revenues for the most recent twelve-month period of each acquisition made by the Company during his employment period. Mr. Smith received 63,828 shares of our

                               ERF WIRELESS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Series A Convertible Preferred Stock par value $0.01 per share, as consideration for a sign-on bonus at a price of $0.50 per share for total consideration of $31,913.50. The preferred stock is convertible at holder's option at one preferred share for 18.676347 shares common stock and has a 2:1 liquidation preference and each preferred share has 20 votes. During 2006 and 2007, Mr. Smith converted all 63,828 shares of his Series A Convertible Preferred Stock into 1,192,070 shares of the Company's common stock. Mr. Smith is also entitled to receive up to 1,000,000 stock options under the Company's 2004 Non-Qualified Stock Option Plan for attainment of certain future cumulative revenue milestone achievements. These options, if any are earned, will vest when granted and have an exercise price of the lowest five-day average closing price existing for the Company's common stock during the twelve-month period immediately preceding the date of the vesting event. As of December 31, 2006, Mr. Smith earned options to purchase 100,000 shares of common stock for attainment of certain cumulative revenue milestones set forth in his employment agreement. These options are at an exercise price of $1.38 and expire on July 31, 2009. As of June 30, 2006, Mr. Smith earned options to purchase an additional 150,000 shares of common stock for attainment of certain cumulative revenue milestones set forth in his employment agreement. These options are at an exercise price of $0.10 and expire on July 31, 2010. Mr. Smith is subject to a lock-up agreement which prohibits Mr. Smith from selling shares until August 1, 2006, unless agreed to by the Company in writing. During 2006, Mr. Smith's employment contract was renewed for one additional year by the Board of Directors through August 1, 2007 and the Board of Directors is currently reviewing this contract for future periods.

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

     o 50,000 options qualify when the adjusted annual EBIDTA of ENS exceeds $500,000; 75,000 options qualify when the adjusted annual EBIDTA of ENS exceeds $1,000,000; 100,000 options qualify when the adjusted annual EBIDTA of ENS exceeds $2,000,000; and 125,000 options qualify when the adjusted annual EBIDTA of ENS exceeds $3,000,000

     o 50,000 options qualify when the adjusted annual EBIDTA of the Parent exceeds $1.00; 75,000 options qualify when the adjusted annual EBIDTA of the Parent exceeds $500,000; 100,000 options qualify when the adjusted annual EBIDTA of the Parent exceeds $1,000,000; and 125,000 options qualify when the adjusted annual EBIDTA of the Parent exceeds $5,000,000

JOHN ARLEY BURNS

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

                               ERF WIRELESS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


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

In August 2004, the Company entered into an employment agreement with Brian Cubley. Pursuant to the employment agreement Brian Cubley is to receive $80,000 until October 15, 2005, and $90,000 per year thereafter. Mr. Cubley also received 31,914 shares of Series A Preferred Stock at $0.50 per share. Mr. Cubley is also eligible to receive non-qualified non-transferable stock options to purchase up to 500,000 shares of the Company's common stock based upon the attainment of certain performance based milestones at 115% of the lowest five-day average closing price for the Company previous year. Lastly, Mr. Cubley is entitled to a bonus for each calendar year in which the Company's Messaging Services Division is profitable equal to 5% of the revenues of the Messaging Services Division. As of August 1, 2006, Brian Cubley's employment contract was renewed through July 31, 2007, and the Board of Directors is currently reviewing this contract for future periods.

NOTE 12 - RELATED PARTY

In March 2005, the Company entered into an annual professional services agreement with Synchton Incorporated for financial and business support services. The agreement requires Synchton to provide one or more consultants for a total of 100 hours per month. This agreement is automatically renewable on each anniversary date and can be terminated by the Company prior to the renewal date. The Company is obligated to pay Synchton $12,000 per month in cash or free trading stock. The Company at its discretion may issue up to 50% of the monthly fee in stock at the market price on the date of issuance; provided that if Synchton sells the stock within 30 days of issuance the Company is obligated to pay Synchton any shortfall between the difference in the market price on the issuance date and the market price on the sale date. Synchton's president is Scott A. Cubley. For the period ended June 30, 2007, total fees incurred by the Company under the agreement were $63,000.

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

                               ERF WIRELESS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

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

For the six months ended June 30, 2007 (in thousands):

                                                    WMS           WBS          ENS          Total
                                                 ---------------------------------------------------
                         Revenue                    $ 1,838        $ 677         $ 414      $ 2,929
                         Segment (loss) income          359          (51)         (542)        (234)
                         Segment assets                 505        1,119           562        2,186
                         Capital expenditures             1          168           104          273
                         Depreciation                     7           87             7          101


For the six months ended June 30, 2006 (in thousands):

                                                    WMS           WBS          ENS          Total
                                                 -----------   ----------   -----------   ----------
                         Revenue                      $ 362         $ 48         $ 839      $ 1,249
                         Segment loss                  (433)        (144)         (646)      (1,223)
                         Segment assets                 147          188           577          912
                         Capital expenditures            11           18           (12)          17
                         Depreciation                     7           11             6           24


  Reconciliation of Segment Loss from
        Operations to Net Loss                              June 30, 2007             June 30, 2006
--------------------------------------------------          --------------            --------------
Total segment loss from operations                          $        (234)            $      (1,223)
Total corporate overhead                                           (2,434)                     (971)
                                                            --------------            --------------
Net loss                                                    $      (2,668)            $      (2,194)
                                                            ==============            ==============


  Reconciliation of Segment Assets to
              Total Assets                                June 30, 2007   June 30, 2006
--------------------------------------------------       --------------  --------------
Total segment assets                                           $ 2,186           $ 912
Total corporate assets                                             411             378
                                                         --------------  --------------
Consolidated  assets                                           $ 2,597         $ 1,290
                                                         ==============  ==============

The accounting policies of the reportable segments are the same as those described in the section titled Basis of Accounting. The Company evaluates the performance of its operating segments based on income before net interest

                               ERF WIRELESS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


expense, income taxes, depreciation and amortization expense, accounting changes and non-recurring items.

At June 30, 2007, one customer accounts for $146,000 of Enterprise Network Services Division revenues and one customer accounts for $1,628,000 of Wireless Messaging Services Division revenues..

NOTE 14 - SUPPLEMENTAL NON-CASH DISCLOSURES:

During 2007, the Company issued stock in lieu of cash as payment for the following (in thousands):

                                             Supplemental Non-
                                              Cash Disclosure
     Professional fees                            $   329
     Settlements                                      186
     Salary and compensation                          321
     Other services rendered                           36
     Interest expense                                  11
     Prepaids                                         125
     Liabilities and accrued expenses                 104
     Notes payable                                    286
                                               -----------
     Total non-cash settlements                   $ 1,398
                                               ===========

NOTE 15 - EMPLOYEE STOCK OPTIONS

In 2004, the Board of Directors adopted a Non-Qualified Stock Option Plan under which 5,000,000 shares of the Company's common stock were reserved for issuance. In March 2007, the shares reserved for issuance increased to 10,000,000 shares. There were 95,742 Series A preferred stock convertible to 1,788,111 common stock shares granted to certain Officers and employees under employment agreements. As of June 30, 2007, a balance of 389,289 common stock shares remain to be converted from Series A preferred stock. Also the Company has granted to certain officers and employees 375,000 stock options which are currently exercisable. As of June 30, 2007, under the Non-Qualified Stock Option Plan, 12,148,474 shares were issued and exercised to certain employees and consultants for services rendered.

The weighted average fair value of the individual options granted during the six months ended June 30, 2007, is estimated at $2.98 on the date of grant. The fair values were determined using a Black-Scholes option-pricing model with the following assumptions:

                           8/1/2004    8/12/2005   12/31/2005   1/23/2006   3/31/2006   6/30/2007
                          -------------------------------------------------------------------------
     Assumptions            Options     Options     Options      Options     Options     Options
-----------------------   -------------------------------------------------------------------------
Dividend yield                  0.00%       0.00%        0.00%       0.00%       0.00%       0.00%
Risk-free rate for term         3.50%       4.18%        4.35%       4.45%       4.98%       4.89%
Volatility                    207.00%      31.00%       76.00%      89.00%      78.00%     116.00%
Remaining life                      5           3            1         2.5         3.3         2.1

Option activity was as follows for the three months ended June 30, 2007:

                               ERF WIRELESS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                                              2007
                                                        Weighted-Average
                                           Shares        Exercise Price
                                       --------------   ---------------
Outstanding at beginning of year           3,302,000     $      3.17
Granted                                           --             --
Assumed through acquisitions                      --             --
Exercised                                         --             --
Forfeited/cancelled                               --             --
                                           ---------     ----------

Outstanding throughout the period          3,302,000     $     3.17
                                           =========     ==========

Exercisable at June 30, 2007                 375,000     $     0.61
                                           =========     ==========

Information about options outstanding was as follows at June 30, 2007:

                                         Remaining          Average                       Average
      Class            Number        Average Contractual    Exercise       Number        Exercise
  Exercise Price      Outstanding      Life in Years         Price        Exercisable      Price
-------------------  -----------------------------------  -------------  ---------------------------
      $0.10              225,000           2.08                 $ 0.10       225,000         $ 0.10
      $1.38              150,000           2.08                 $ 1.38       150,000         $ 1.38
      $2.88              750,000           2.08                 $ 2.88             -              -
      $2.88              375,000           2.08                 $ 2.88             -              -
      $3.72            1,570,000           1.08                 $ 3.72             -              -
      $2.27              232,000           1.08                 $ 2.27             -              -
                     ------------                                        ------------
                       3,302,000           1.75                 $ 2.98       375,000         $ 0.61
                     ============                                        ============

NOTE 16 - SUBSEQUENT EVENTS

Subsequent to June 30, 2007, the Company issued 4,639,095 shares of common stock associated with the following transactions:

On July 19, 2007, accredited investors acquired 1,867,636 shares of common stock pursuant to Series A Preferred Stock Conversions.

On July 24, 2007, accredited investors acquired 579,450 shares of common stock at $0.35 per share pursuant to a conversion of convertible notes and interest.

On July 26, 2007, an accredited investor acquired 1,867,636 shares of Rule 144 Restricted common stock at $0.35 per share pursuant to an investment of $500,000.

During the period of July 1, 2007 through August 1, 2007, the Company issued 763,438 shares from its 2007 Stock Option Plan for services rendered.

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

The Company has completed construction of five BankNet bank networks in three states as well as a significant upgrade to an existing bank network in the second quarter of 2006 and is in the process of constructing its sixth BranchNet bank network. The Company continues to focus its initial marketing efforts at certain Louisiana, Mississippi, Alabama, Georgia, Texas and Florida banks due to the likelihood of hurricanes and wide-scale disasters in those states as well. The Company's business strategy is to design, construct, secure, maintain and monitor enterprise-class encrypted microwave broadband networks for the regional banking industry.

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

The Company's strategic plan is to develop US BankNet in a series of steps. First, it sells an individual financial institution ("FI") a private encrypted wireless network ("BranchNet") to replace the FI's wireline data communications wide area network (WAN) to its branches. Five such networks have already been completed for FIs in Texas, Louisiana and Missouri, and a sixth is under construction. The Company plans to interconnect individual FI networks into Company-owned statewide networks to provide them with high-speed access to banking service providers, disaster recovery centers, correspondent banks, the Internet and the Federal Reserve. Three of the Company's Louisiana-based FI customers and the Louisiana State Police are participating in the Company's first statewide network, Louisiana BankNet, with construction commenced in April 2007. As statewide networks are completed, the Company plans to aggregate them into regional networks (i.e. "Southern BankNet") and aggregate the regional networks into its nationwide network, US BankNet.

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

The Company has recently acquired several small wireless broadband networks in key underserved regions. The Company anticipates that it will expand by both organic growth and acquisition in areas where its banking network subsidiary has sold BranchNet networks so that the Company can capitalize on the wireless network infrastructure it constructs for its bank customers. For example, the Company enters into agreements with its bank customers to use the bank's network backbone on a revenue sharing basis to sell wireless broadband services to schools, hospitals, businesses, municipal entities and residential customers in the region covered by that bank's BranchNet network with little or no additional infrastructure cost to the Company.

RECENT EVENTS

During and subsequent to the quarter ended June 30, 2007, the Company has made significant progress with its strategic business plan as evidenced by the completion and announcement of numerous agreements. These include:

     o The announcement of a contract with First Federal Bank of Louisiana to install a BranchNet encrypted enterprise-class banking network to interconnect the bank's 14 locations throughout Southwestern Louisiana; including the construction of a 300-mile fault-tolerant, encrypted 60-Mb/s network backbone looping from Lake Charles up the western side of the state to Natchitoches, across to Alexandria, and then down the central portion of the state back to Lake Charles.

     o The completion of the initial segment of US-BankNet in part of the state of Louisiana; providing contracting financial institutions in Louisiana with high-speed connectivity to key banking service providers, the Federal Reserve, fiber gateways and the Internet.

     o The announcement of the Company's first US-BankNet contract with First Federal Bank of Louisiana to supply bandwidth transport across US-BankNet under a seven-year agreement with a number of renewal options that could extend it up to 25 years.

     o The announcement of the Company's second US-BankNet contract with Iberville Bank to supply bandwidth transport across US-BankNet under a seven-year agreement including renewal provisions to extend it up to 25 years.; thereby facilitating the delivery of additional digital services, including fast access to key banking service providers, redundant routing across the network, encrypted WAN IP transport and access to a 50-mbps Level 3 Internet Gateway.

     o The completion of a three-year testing and certification process for the delivery of Wireless Internet Service Products ("WISP") securely across a financial institution's BranchNet system and the Company's and US-BankNet infrastructure; allowing for the delivery of advanced digital wireless products and services under the brand name WiNetTM.

     o The announcement of a ten-year WiNet System agreement with First Federal Bank of Lake Charles, Louisiana utilizing the banks excess bandwidth and wireless infrastructure to provide wireless Internet products and services to the banks commercial and retail customers across southwest and central Louisiana.

     o The completion of the design, development and assembly of the Fiber-to-the Home ("FTTH") headend facility and the acceptance of the Critical Design Review for the $2+ million contract for the El Dorado Golf and Beach Club in San Jose del Cabo.

     o The announcement of a second ten-year WiNet System Agreement with Iberville Bank in Plaquemine, Louisiana; utilizing the banks excess bandwidth and wireless infrastructure to provide wireless Internet products and services to the banks commercial and retail customers in the Greater Baton Rouge area.

     o The completion and certification of the first segment of the Company's US-BankNet system in the State of Texas

Additionally, on the financing front; the Company entered into an Investment Agreement and Registration Rights Agreement with Dutchess Private Equities Fund, Ltd. The Investment Agreement has no upfront commitment fee shares, no warrants, no fees per draw down, no due diligence fees and no inactivity fees for utilization of the line. Pursuant to this investment agreement, Dutchess shall commit to purchase up to $10,000,000 of our common stock over the course of thirty-six (36) months. The maximum amount we may raise under the Investment Agreement is $10,000,000, provided we register enough shares to raise this amount, although we are not obligated to request the entire $10,000,000. Over a period of 36 months, we may periodically deliver new issue shares of our common stock to Dutchess, which then delivers cash to us based on a price per share tied to the current market price of our common stock. The Company determines the timing and utilization of the equity line, if any, following the effectiveness of a registration statement. The actual number of shares that we may issue subject to the investment agreement is not determinable as it is based on the market price of our common stock from time to time.

The amount that we shall be entitled to request from each purchase ("Puts") shall be equal to, at our election, either (i) up to $250,000 or (ii) 200% of the average daily volume (U.S. market only) ("ADV") multiplied by the average of the 3 daily closing prices immediately preceding the Put Date. The ADV shall be computed using the ten (10) trading days prior to the Put Date. The put date shall be the date that Dutchess receives a put notice of a draw down by the Company of a portion of the line. The purchase price shall be set at 93% of the lowest closing price of the common stock during the pricing period. The pricing period shall be the five (5) consecutive trading days immediately after the put notice date. There are put restrictions applied on days between the put date and the closing date with respect to that particular Put. During this time, we shall not be entitled to deliver another put notice. Further, we shall reserve the right to withdraw the Put if the purchase price is less than75% of the lowest closing bid prices for the 10-trading day period immediately preceding each put notice.

Additionally, the Company completed a $1 million Master Lease Agreement with Agility Solutions Corp. to provide for expansion capital for its growing wireless ISP operations.

The Company expects to complete the construction of the First Federal Bank of Louisiana BranchNet and US-BankNet contracts and the El Dorado FTTH network during the balance of calendar 2007 and, accordingly, will be recognizing the associated revenues for these projects on a percentage of completion method of accounting in subsequent quarters of 2007.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2007, COMPARED TO THREE AND SIX MONTHS ENDED
--------------------------------------------------------------------------------
JUNE 30, 2006
-------------

The following table sets forth summarized consolidated financial information for the three and six months ended June 30, 2007 and 2006:

                                                       Three Months Ended June 30,                  Six Months Ended June 30,
                                             ------------------------------------------- -------------------------------------------
              ($ in thousands)                2007         2006       $ Change  % Change    2007        2006      $ Change  % Change
                                             ---------  -----------  ---------- -------- ---------  -----------  ---------- --------
Total sales                                   $ 2,424        $ 387     $ 2,037     526%  $  2,929     $  1,249     $ 1,680     135%
Cost of goods sold                              1,521          313       1,208     386%     1,803          887         916     103%
                                             ---------  -----------  ---------- -------- ---------  -----------  ---------- --------
Gross profit                                      903           74         829    1120%     1,126          362         764     211%
                                             ---------  -----------  ---------- -------- ---------  -----------  ---------- --------
Percent of total sales                            37%          19%                            38%          29%
Operating expenses                              1,654        1,517         137       9%     3,005        3,126        (121)     -4%
                                             ---------  -----------  ---------- -------- ---------  -----------  ---------- --------
Loss from operations                             (751)      (1,443)        692     -48%    (1,879)      (2,764)        885     -32%
Other income/(expense)                           (548)         (37)       (511)   1381%      (789)         570      (1,359)   -238%
                                             ---------  -----------  ---------- -------- ---------  -----------  ---------- --------
Net loss                                       (1,299)      (1,480)        181     -12%    (2,668)      (2,194)       (474)     22%
                                             ---------  -----------  ---------- -------- ---------  -----------  ---------- --------
Deemed dividend related to beneficial
     conversion feature of preferred stock          -            -           -                  -         (130)        130    -100%
                                             ---------  -----------  ---------- -------- ---------  -----------  ---------- --------
Net loss attributable to common shareholders $ (1,299)    $ (1,480)      $ 181     -12%  $ (2,668)    $ (2,324)    $  (344)     15%
                                             =========  ===========  ========== ======== =========  ===========  ========== ========

For the three months ended June 30, 2007, the Company's consolidated operations generated net sales of $2,424,000 compared to prior-year net sales of $387,000 for the three months ended June 30, 2006. The increase in net sales is primarily attributable to the substantial progress made to date on the $2+ million project with the El Dorado Golf and Beach Club of San Jose del Cabo, Mexico, an increase in recurring wireless WISP services and a slight increase in banking network services. For the three months ended June 30, 2007, the Company had a gross profit margin of 37%, compared to a gross profit margin of 19% for the prior-year three-month period ended June 20, 2006. The increase in gross profit margin is primarily attributable to several factors: (i) approximately $594,000 increase in gross margin is attributable to the El Dorado FTTH project, (ii) approximately $196,000 increase in gross margin is attributable to the increased
WISP customer base and (iii) a $39,000 increase in gross margins for banking network services.

For the six months ended June 30, 2007, the Company's consolidated operations generated net sales of $2,929,000 compared to prior-year net sales of $1,680,000 for the six months ended June 30, 2006. The increase in net sales is primarily attributable to the substantial progress made to date on the $2+ million project with the El Dorado Golf and Beach Club of San Jose del Cabo, Mexico, an increase in recurring wireless WISP services; partially offset by a decrease in banking network services resulting from minimal network construction revenues in the second quarter of 2007. For the six months ended June 30, 2007, the Company had a gross profit margin of 38%, compared to a gross profit margin of 29% for the prior-year six-month period ended June 20, 2006. The increased in gross profit margin is primarily attributable to several factors: (i) approximately $470,000 increase in gross margin attributable to the El Dorado FTTH project, (ii) approximately $402,000 increase in gross margin attributable to the increased
WISP customer base and (iii) a $108,000 decrease in gross margins for banking network services.

The Company incurred a net loss of $1,299,000 for the three months ended June
30, 2007. The Company's net loss for the three months ended June 30, 2007, included approximately $112,000 in depreciation and amortization expenses, $418,000 of interest expense, $98,000 of derivative expense, $214,000 of other general and administrative expense, $910,000 in employment expenses and $398,000 in professional services.

SALES INFORMATION

Set forth below is a table presenting summarized sales information for our business segments for the three months ended June 30, 2007:

      ($ in thousands)                                      Three Months Ended June 30,
      Business Segment                2007     % of Total          2006     % of Total        $ Change   % Change
------------------------------    -----------  ------------   ------------  -----------    ------------ -----------
Wireless Messaging Services       $    1,765           73%    $        96          25%     $     1,669       1739%
Bundled Wireless Services                330           14%             23           6%             307       1335%
Enterprise Network Services              329           14%            268          69%              61         23%
                                  -----------  ------------   ------------  -----------    ------------ -----------
Total Sales                       $    2,424          100%    $       387         100%     $     2,037        526%
                                  ===========  ============   ============  ===========    ============ ===========



Set forth below is a table presenting summarized sales information for our business segments for the six months ended June 30, 2007 and 2006:

      ($ in thousands)                                          Six Months Ended June 30,
      Business Segment                2007     % of Total          2006     % of Total        $ Change   % Change
------------------------------    -----------  ------------   ------------  -----------    ------------ -----------
Wireless Messaging Services       $    1,838           63%    $       362          29%     $     1,476        408%
Bundled Wireless Services                677           23%             48           4%             629       1310%
Enterprise Network Services              414           14%            839          67%            (425)       -51%
                                  -----------  ------------   ------------  -----------    ------------ -----------
Total Sales                       $    2,929          100%    $     1,249         100%     $     1,680        135%
                                  ===========  ============   ============  ===========    ============ ===========

For the three months ended June 30, 2007, net sales increased to $2,424,000 from $387,000 for the three months ended June 30, 2006. The overall increase of 526% was primarily attributable to the substantial progress made to date on the $2+ million project with the El Dorado Golf and Beach Club of San Jose del Cabo,
Mexico, an increase in recurring wireless WISP services and a slight increase in banking network services.

For the six months ended June 30, 2007, net sales increased to $2,929,000 from $1,249,000 for the six months ended June 30, 2006. The overall increase of 135% was primarily attributable to the substantial progress made to date on the $2+ million project with the El Dorado Golf and Beach Club of San Jose del Cabo,
Mexico, an increase in recurring wireless WISP services; partially offset by a decrease in banking network services resulting from minimal network construction revenues in the second quarter of 2007.

COST OF GOODS SOLD

The following tables set forth summarized cost of goods sold information for the three months ended June 30, 2007 and 2006:

      ($ in thousands)          Three Months Ended June 30,
      Business Segment               2007    % of Total          2006    % of Total          $ Change      % Change
                                ------------ ------------    ----------- ------------    --------------- -------------
Wireless Messaging Services     $     1,140          75%     $       65          21%     $        1,075         1654%
Bundled Wireless Services               131           9%             20           6%                111          555%
Enterprise Network Services             250          16%            228          73%                 22           10%
                                ------------ ------------    ----------- ------------    --------------- -------------
Total cost of sales             $     1,521         100%     $      313         100%     $        1,208          386%
                                ============ ============    =========== ============    =============== =============


                                           Three Months Ended June 30,
                                         ------------------------------
            ($ in thousands)                 2007          2006        $ Change    % Change
                                         -----------   -----------   -----------   ----------

Products and integration service         $    1,279    $      212    $    1,067         503%
Rent and maintenance                             51            18            33         183%
Salary and related cost                         129            49            80         163%
Depreciation                                     45             6            39         650%
Other costs                                      17            28           (11)        -39%
                                         -----------   -----------   -----------   ----------
Total cost of sales                      $    1,521    $      313    $    1,208         386%
                                         ===========   ===========   ===========   ==========


The following tables set forth summarized cost of goods sold information for the six months ended June 30, 2007 and 2006:

      ($ in thousands)                                      Six Months Ended June 30,
                                     2007    % of Total          2006    % of Total          $ Change      % Change
                                   --------- ------------    ----------- ------------    --------------- -------------
Wireless Messaging Services     $     1,193          66%     $      187          21%     $        1,006          538%
Bundled Wireless Services               264          15%             37           4%                227          614%
Enterprise Network Services             346          19%            663          75%               (317)         -48%
                                ------------ ------------    ----------- ------------    --------------- -------------
Total cost of sales             $     1,803         100%     $      887         100%     $          916          103%
                                ============ ============    =========== ============    =============== =============



                                           Six Months Ended June 30,
                                         ----------------------------
            ($ in thousands)                 2007          2006        $ Change    % Change
                                         -----------   -----------   -----------   ----------

Products and integration service         $    1,445    $      754    $      691          92%
Rent and maintenance                             92            33            59         179%
Salary and related cost                         148            50            98         196%
Depreciation                                     87            11            76         691%
Other costs                                      31            39            (8)        -21%
                                         -----------   -----------   -----------   ----------
Total cost of sales                      $    1,803    $      887    $      916         103%
                                         ===========   ===========   ===========   ==========

For the three months ended June 30, 2007, cost of goods sold increased by $1,208,000, or 386%, to $1,521,000 from $313,000 as compared to the three months ended June 30, 2006. The increase of $1,208,000 in cost of goods sold is primarily attributable to the associated cost of goods sold for the $2+ million project with the El Dorado Golf and Beach Club of San Jose del Cabo, Mexico, and the additional cost of goods sold attributable to the increased recurring WISP revenues.

For the six months ended June 30, 2007, cost of goods sold increased by $916,000, or 103%, to $1,803,000 from $887,000 as compared to the six months ended June 30, 2006. The increase of $916,000 in cost of goods sold is primarily attributable to the associated cost of goods sold for the $2+ million project with the El Dorado Golf and Beach Club of San Jose del Cabo, Mexico, and the additional cost of goods sold attributable to the increased recurring WISP revenues; partially offset by a decrease in banking network services resulting from minimal network construction revenues in the second quarter of 2007.

OPERATIONS EXPENSES

The following table sets forth summarized operating expense information for the three and six months ended June 30, 2007 and 2006:

                                           Three Months Ended June 30,                      Six Months Ended June 30,
       ($ in thousands)             2007        2006     $ Change     % Change      2007       2006      $ Change     % Change
                                  ---------   ---------  ----------  -----------  ---------  ---------   ----------  -----------

Employment expenses                $   910     $   690      $  220          32%    $ 1,600    $ 1,525       $   75           5%
Professional services                  398         427         (29)         -7%        746        823          (77)         -9%
Rent and maintenance                    65          91         (26)        -29%        134        164          (30)        -18%
Depreciation and amortization           67          63           4           6%        134        123           11           9%
Other general and administrative       214         246         (32)        -13%        391        491         (100)        -20%
                                  ---------   ---------  ----------  -----------  ---------  ---------   ----------  -----------
Total operating expenses           $ 1,654     $ 1,517      $  137           9%    $ 3,005    $ 3,126       $ (121)         -4%
                                  =========   =========  ==========  ===========  =========  =========   ==========  ===========

For the three months ended June 30, 2007, operating expenses decreased by 9% to $1,654,000, as compared to $1,517,000 for the three months ended June 30, 2006. The overall increase as evidenced by the immediately preceding table, are discussed below:

     o A $220,000 increase in employment expense. The increase is primarily attributable to increased staffing associated with our growing WISP operations and earned stock options from certain contractual management contracts.

     o    A $29,000 decrease in professional services.

     o    A $26,000 decrease in rent and maintenance.

     o    A $32,000 decrease in other general and administrative expense.

For the six months ended June 30, 2007, operating expenses decreased by 4% to $3,005,000, as compared to $3,126,000 for the six months ended June 30, 2006. The decreases that occurred, as evidenced by the immediately preceding table, are discussed below:

     o A $75,000 increase in employment expense, primarily attributable to increased staffing associated with our growing WISP operations.

     o    A $77,000 decrease in professional services.

     o    A $30,000 decrease in rent and maintenance.

     o    A $11,000 increase in depreciation and amortization.

     o    A $100,000 decrease in other general and administrative expense.

OTHER (INCOME) EXPENSE, NET

For the six months ended June 30, 2007, the increase in other expense is primarily attributable to interest expense on debt obligations totaling $661,000, of which $486,000 of interest is associated with derivative instruments during the year. The increase is also attributable to derivative expense of $81,000 and warrant expense of $37,000 as compared to interest expense of $306,000 and derivative income of $872,000 for the six months ended June 30, 2006. This expense represents the net unrealized (non-cash) charge during the six months ended June 30, 2007, in the fair value of our derivative instrument liabilities related to warrants and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately.

NET LOSS

For the six months ended June 30, 2007, our net loss was $2,668,000 compared to a loss of $2,194,000 for the six months ended June 30, 2006. The increase in the loss for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006, was attributable to the factors discussed immediately above.

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS

For the six months ended June 30, 2007, our net loss was $2,668,000 compared to a loss of $2,324,000 for the six months ended June 30, 2006. The Company's Net Loss Applicable to common shareholders included deemed dividends on the beneficial conversion of six months ended June 30, 2006.

CASH FLOWS

The Company's operating activities decreased net cash used by operating activities to $234,000 in the six months ended June 30, 2007, compared to net cash used of $1,776,000 in the six months ended June 30, 2006. The decrease in net cash used by operating activities was primarily attributable to an increase in non-cash expenses and stock-based compensation for services totaling $1,954,000 and $480,000 of cash provided by fluctuations in working capital requirements consisting of the combination of accounts receivable, inventory, prepaid expenses, accounts payable, accrued expenses, cost and profit in excess of billings, deferred liability lease and deferred revenue.

The Company's investing activities used net cash of $220,000 in the six months ended June 30, 2007, compared to use of net cash of $111,000 in the six months ended June 30, 2006. Spending has been consistent compared to last year capital spending, which primarily is growing WISP capabilities to increase our customer base.

The Company's financing activities provided net cash of $433,000 in the six months ended June 30, 2007, compared to $1,317,000 of cash provided in the six months ended June 30, 2006. The cash provided in the six months ended June 30, 2007, was primarily associated with the proceeds from line of credit net.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

At June 30, 2007, the Company's current assets totaled $1,444,000 (including cash and cash equivalents of $372,000). Total current liabilities were $3,062,000, resulting in negative working capital of $1,618,000. The Company has funded operations to date through a combination of utilizing cash on hand, issuing common stock to settle certain current liabilities, borrowings and raising additional capital through the sale of its securities. The Company operations for the six months ended June 30, 2007, was primarily funded by proceeds from the Company's line of credit totaling $403,000 and convertible debt financing of $75,000.

CURRENT DEBT FACILITY

At June 30, 2007, the Company had approximately $591,000 available on a $3 million unsecured revolving credit facility with Angus Capital Partners, which matures in February 2009 and is not convertible into stock of the Company. The terms of the two-year unsecured revolving credit facility will allow us to draw upon the facility as financing requirements dictate and provides for quarterly interest payments at an annual 12% rate. The loan may be prepaid without penalty or repaid at maturity. In the event that the Company draws down the full $3 million amount available under the revolving credit facility on or prior to December 31, 2007, and the Company requires additional working capital to pursue its business strategy and operations and has not closed on alternative debt or equity financing aggregating at least $1 million, the lender has agreed to fund up to an additional $1 million during 2007 under the same terms and conditions.

DUTCHESS FACILITY

On June 14, 2007, we entered into an Investment Agreement with Dutchess whereby Dutchess agreed to purchase up to $10,000,000 of our common stock over the course of thirty-six (36) months. The maximum amount we may raise under the Investment Agreement is $10,000,000. Over a period of 36 months, we may periodically deliver new issue shares of our common stock to Dutchess, which then delivers cash to us based on a price per share tied to the current market price of our common stock. The Company determines the timing and utilization of the equity line, if any, following the effectiveness of a registration statement. The actual number of shares that we may issue subject to the investment agreement is not determinable as it is based on the market price of our common stock from time to time. Our ability to access this facility is subject to certain conditions, including the maintenance of an effective registration statement.

The amount that we would be able to request shall be equal to, at our election, either (i) up to $250,000 or (ii) 200% of the ADV multiplied by the average of the 3 daily closing prices immediately preceding the Put Date. The ADV shall be computed using the ten (10) trading days prior to the put date. The put date shall be the date that Dutchess receives a put notice of a draw down by the Company of a portion of the line. The purchase price shall be set at 93% of the lowest closing price of the common stock during the pricing period. The pricing period shall be the five (5) consecutive trading days immediately after the put notice date. There are put restrictions applied on days between the put date and the closing date with respect to that particular put. During this time, we shall not be entitled to deliver another put notice. Further, we shall reserve the right to withdraw the put if the purchase price is below 75% of the lowest closing bid price for the 10-trading day period immediately preceding each put notice.

The calculation below assumes a put notice date of July 20, 2007. Set forth below is a trading summary of our common stock for the period July 6, 2007 through July 27, 2007, the 10 trading days immediately prior to July 20, 2007, and the five trading days immediately following July 20, 2007.

                                                           Closing
            Date                bid price                  Volume
      -----------------     -------------------     ------------------
        July 27, 2007             $0.93                     314,200
        July 26, 2007             $1.00                     622,300
        July 25, 2007             $0.95                     641,000
        July 24, 2007             $1.16                     575,000
        July 23, 2007             $1.23                     866,000
        July 20, 2007             $1.14                   1,310,000
        July 19, 2007             $1.43                   2,140,000

        July 18, 2007             $1.10                   1,130,000
        July 17, 2007             $0.92                   1,400,000
        July 16, 2007             $0.61                     506,000
        July 13, 2007             $0.55                     358,000
        July 12, 2007             $0.51                     710,000
        July 11, 2007             $0.46                     431,000
        July 10, 2007             $0.43                     201,000
        July 9, 2007              $0.43                     175,000
        July 6, 2007              $0.40                     193,000

The average daily volume for the 10 trading days prior to July 20, 2007, is 724,400 shares, 200% of this average is 1,448,800. The average of the three daily closing bid prices immediately prior to July 20, 2007, is $1.15, resulting in a put amount of $1,666,120. Thus, on July 20, 2007, we could have requested a put amount of either $1,666,120 or $250,000.

The purchase price Dutchess would pay for the shares would be equal to 93% of the lowest closing price during the five trading day period following July 20, 2007, which in this example is $0.93, resulting in a purchase price of $0.86 per share and the issuance of 1,937,348 shares.

Assuming that (i) the volume and the trading price of our common stock remains constant during the effective period of this registration statement and (ii) the other draw down conditions are met, the Company could draw down $10 million during fiscal 2007. If the Company only effects two puts per month and draws down only $250,000 per put, the Company would be able to draw down the $10 million in less than 2 years. There is no assurance that the Company will draw down such amounts on a monthly basis if at all and any such draw downs will depend upon the Company's working capital needs, the price of its common stock, and volume of trading in its common stock."

USE OF WORKING CAPITAL

We believe our cash, anticipated cash flow from operations and available credit facilities afford us adequate liquidity for the next 12 months, although we expect to raise additional capital during this period to fund our anticipated growth for our banking and WISP network businesses if acceptable terms are available. Furthermore, we anticipate that we will need additional capital in the future to continue to expand our business operations, which expenditures may include the following:

o Acquisitions of one or more companies, networks or other assets:

     o Investment in towers, radios, customer premise equipment and other related equipment associated with wireless broadband expansion plans:

     o Investment in back office systems and related infrastructure to support the Company's wireless broadband expansion plans:

     o Investment in laboratory facilities including test and simulation equipment:

     o Investment or licensing of certain intellectual property related to the Company's wireless broadband expansion plans:

     o    General working capital purposes.

Other than the credit facility with Angus Capital Partners, we do not have any significant credit facilities available with financial institutions or other third parties and as such we must rely upon best-efforts third-party funding from individual accredited investors. The Company will use its best efforts to raise additional funds through the sale of debt or equity securities, including the Dutchess facility, to meet future working capital requirements.

There can be no assurance that we will be successful in raising any funds from any of these debt or equity offerings or from any future best efforts financing efforts. If we are unable to either obtain financing from external sources or generate internal liquidity from anticipated future operations, we may need to curtail acquisition plans and operations.

CONTRACTUAL OBLIGATIONS

The following table sets forth contractual obligations as of June 30, 2007 (in thousands):

                                                                       Payments Due by Period
                                  ----------------------------------------------------------------------------------------------
                                       Total         Less than 1 Year     1-3 Years          3-5 Years         More than 5 Years
                                  ---------------    -----------------  ---------------    ---------------     -----------------
Contractual obligations:
  Long-term debt obligations             $ 4,498            $ 1,478            $ 3,020              $   -                $ -
  Capital lease obligations                   73                 13                 60                  -                  -
  Operating lease obligations              1,300                213                881                206                  -
                                  ---------------    ---------------    ---------------    ---------------     --------------
Total contractual obligations            $ 5,871            $ 1,704            $ 3,961              $ 206                $ -
                                  ===============    ===============    ===============    ===============     ==============

The Company's contractual obligations consist of long-term debt of $3,354,000, derivative liabilities of $407,000, unamortized debt discount of $134,000, and interest expense of $530,000 as set forth in Note 9 to the company's financial statements, Notes Payable and Long-Term Debt, and certain obligations for operating leases requiring future minimal commitments under non-cancelable leases set forth in Note 11 - Commitments and Contingencies.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2007, the Company did not have any significant off-balance-sheet arrangements other than certain office and tower facility operating leases requiring minimal commitments under non-cancelable leases disclosed in the table above.

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

In July 2006, the FASB issued FASB Interpretation ("FIN") No. 48 Accounting for Uncertainly in Income Taxes - An Interpretation of FASB Statement No. 109. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement, and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, and the provisions of FIN 48 will be applied to all positions upon the adoption of the Interpretation. The cumulative effect of this applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. As of January 1, 2007, Management has adopted FIN 48 and does not believe that its adoption will have a material effect on the Company's financial position, results of operations, or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior-year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior-year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The Company has adopted this interpretation which did not impact its financial position or results of operations.

On October 10, 2006, the FASB issued FSP No. FAS 123(R)-5, titled "Amending Guidance for Accounting for Modifications of Instruments in Connection with Equity Restructuring"("FSP FAS 123(R)-5"). FSP FAS 123(R)-5 addresses whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP FAS 123(R)-1. It stipulates that for instruments that were originally issued as employee compensation and then modified solely to reflect an equity restructuring that occurs when the holders are no longer employees, that there is no change in the recognition or measurement of those instruments if (a) there is no increase in fair value of the award and (b) all holders of the same class of instruments are treated in the same manner. The guidance in FSP FAS 123(R)-5 is effective in the first reporting period beginning after October 10, 2006. Early application is permitted in periods for which financial statements have not been issued. Management has adopted FSP FAS 123(R)-5 and believes that its adoption does not have a material effect on the Company's financial position, results of operations, or cash flows.

FSP FAS 123(R)-6 was issued to make several technical corrections to SFAS 123(R). These include exemption for non-public entities from disclosing the aggregate intrinsic value of outstanding fully vested share options, revision to the computation of the minimum compensation cost that must be recognized, indication that at the date the illustrative awards were no longer probable of vesting, any previously recognized compensation cost should have been reversed, and changes to the definition of short-term inducement to exclude an offer to settle an award. The guidance in FSP FAS 123(R)-6 is effective in the first reporting period beginning after October 20, 2006. Early application is permitted in periods for which financial statements have not yet been issued. Management has adopted FSP FAS 123(R)-6 and believes that its adoption does not have a material effect on the Company's financial position, results of operations, or cash flows.

In February 2006, the FASB issued SFAS No. 155 which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 140"). SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. Management is currently evaluating the impact of SFAS No 155 on the financials statements but does not believe that its adoption will have a material effect on the Company's financial position, results of operations, or cash flows.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following transactions were completed pursuant to either Section 4(2) of the Securities Act or Regulation D of the Securities Act. With respect to issuances made pursuant to Section 4(2) of the Securities Act, the transactions did not involve any public offering and were sold to a limited group of persons. Each recipient either received adequate information about ERF Wireless or had access, through employment or other relationships, to such information, and ERF Wireless determined that each recipient had such knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in the Company.

With respect to issuances made pursuant to Regulation D of the Securities Act, ERF Wireless determined that each purchaser was an "accredited investor" as defined in Rule 501(a) under the Securities Act, or if such investor was not an accredited investor, that such investor received the information required by Regulation D.

Except as otherwise noted, all sales of the Company's securities were made by officers of the Company who received no commission or other remuneration for the solicitation of any person in connection with the respective sales of securities described above. The recipients of securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions.

On May 1, 2007, an accredited investor acquired 381,679 shares of common stock at $0.13 per share pursuant to a conversion of E-series bonds.

On May 25, 2007, accredited investors acquired 917,431 shares of common stock at $0.11 per share pursuant to conversions of E-series bonds.

On May 25, 2007, an accredited investor acquired 192,308 shares of common stock at $0.13 per share pursuant to a conversion of E-series bonds.

On May 30, 2007, accredited investors acquired 78,155 shares of common stock at $0.12 per share pursuant to conversions of interest.

On May 30, 2007, an accredited investor acquired 11,176 shares of common stock at $0.13 per share pursuant to a conversion of interest.

On June 6, 2007, pursuant to our lease agreement, we issued 735,294 shares of our common stock.

On June 29, 2007, accredited investors acquired 2,104,906 shares of common stock pursuant to Preferred A Conversions.

ITEM 3. DEFAULT IN SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 2.1     Agreement and Plan of Merger between Fleetclean Systems,
                Inc. and ERF Wireless, Inc. (1)
Exhibit 2.2     Articles of Merger (1)
Exhibit 3.1     Articles of incorporation of ERF Wireless, Inc. (1)
Exhibit 3.1.1   Certificate of Amendment to Articles of incorporation of
                ERF Wireless, Inc. (1)
Exhibit 3.2     Bylaws of ERF Wireless, Inc. (1)
Exhibit 4.1     Designation of Preferences (1)
Exhibit 4.2     Amendment to Designation of Preferences (7)
Exhibit 4.3     Amended and Restated Designation of Series A Preferred Stock(7)
Exhibit 5.1     Legal Opinion
Exhibit 10.1    R. Greg Smith Amended and Restated Employment Agreement (5)
Exhibit 10.2 Addendum to Debt Conversion and Funding Agreement effective September 30, 2004 between ERF Wireless, Inc., Eagle R.F. International and Investors. (6)
Exhibit 10.3    Asset and Liability Contribution Agreement dated March 31,
                2004 between Fleetclean Systems, Inc. and Fleetclean Chemicals, Inc. (2)
Exhibit 10.4 Stock Purchase Agreement dated May 15, 2004 between Systom Trust Joint Venture and Kenneth A. Phillips et. al. (3)
Exhibit 10.5    Subscription Agreement dated May 11, 2004 between
                Fleetclean Systems, Inc. and Systom Trust Joint Venture (3)
Exhibit 10.6 Acquisition Agreement dated May 15, 2004 between Kenneth A. Phillips and Fleetclean Systems, Inc. (3)
Exhibit 10.7    2004 Non-Qualified Stock Compensation Plan (4)
Exhibit 10.8    Amended 2004 Non-Qualified Stock Compensation Plan (15)
Exhibit 10.9    2007 Employee Stock Option Plan (16)
Exhibit 10.10 Second Addendum to Debt Conversion and Funding Agreement effective July 1, 2005 between ERF Wireless, Inc., Eagle R.F. International and Investors. (8)
Exhibit 10.11   Form of Common Stock Purchase Warrant Agreement, by and
                between ERF Wireless, Inc. and Investor (9)
Exhibit 10.12   Form of Skyvue Note (11)
Exhibit 10.13   Series A Preferred Conversion Restriction Agreement (11)
Exhibit 10.14   Warrant issued in June 2004 (11)
Exhibit 10.15   Employment Agreement with John Burns (11)
Exhibit 10.16   Employment Agreement with Arley Burns (12)
Exhibit 10.17   Amendment of Angus Capital (12)
Exhibit 10.18   Acquisition of Net Yeti (13)
Exhibit 10.19   Acquisition of Door (14)
Exhibit 10.20   Investment Agreement (16)
Exhibit 10.21   Registration Agreement (16)
Exhibit 10.22   Securities Purchase Agreement, by and between the Company
                and Global Capital Funding Group (17)
Exhibit 10.23   Registration Rights Agreement, by and between the Company
                and Global Capital Funding Group(17)
Exhibit 10.24   Convertible Note, by the Company in favor of Global
                Capital Funding Group(17)
Exhibit 10.25 Common Stock Purchase Warrant in favor of Global Capital Funding Group(17)
Exhibit 10.26   Securities Purchase Agreement, by and between the Company
                and GCA Strategic Investment Fund Limited, DP Securities and HIPL Family Trust(17)
Exhibit 10.27   Registration Rights Agreement, by and between the Company
                and GCA Strategic Investment Fund Limited, DP Securities and HIPL Family Trust(17)
Exhibit 10.28 Convertible Note, by the Company in favor of GCA Strategic Investment Fund Limited(17)
Exhibit 10.29   Convertible Note, by the Company in favor of HIPL Family Trust
                (17)

Exhibit 10.30 Convertible Note, by the Company in favor of CA Strategic Investment Fund Limited(17)
Exhibit 10.31 Common Stock Purchase Warrant in favor of GCA Strategic Investment Fund Limited(17)
Exhibit 10.32   Common Stock Purchase Warrant in favor of HIPL Family Trust(17)
Exhibit 10.33   Common Stock Purchase Warrant in favor of DP Securities(17)
Exhibit 20.1    List of Subsidiaries (11)
Exhibit 23.1    Independent Auditors' Consent


(1) Incorporated by reference from the Form 10-QSB for September 30, 2004;
(2) Incorporated by reference from the Form 10-QSB for June 30, 2004;
(3) Incorporated by reference from the Form 8-K for May 28, 2004;
(4) Incorporated by reference from the Form S-8 filed December 29, 2004;
(5) Incorporated by reference from the Form 10-KSB filed April 15, 2005;
(6) Incorporated by reference from the Form 10-KSB/A - Amendment No. 1 filed on August 29, 2005;
(7) Incorporated by reference from the Form 10-QSB for March 31, 2005;
(8) Incorporated by reference from the Form 10-QSB/A - Amendment No. 1;
(9) Incorporated by reference from the Form 8-K for September 19, 2005;
(10) Incorporated by reference from the Form 8-K for August 12, 2005;
(11) Incorporated by reference from the SB-2 filed on December 12, 2005;
(12) Incorporated by reference from the Form 10-KSB for December 31, 2006;
(13) Incorporated by reference from the Form 8-K filed on October 20, 2006;
(14) Incorporated by reference from the Form 8-K filed on December 21, 2006;
(15) Incorporated by reference from the Form S-8 filed on May 30, 2007;
(16) Incorporate by reference from the Form 8-K filed on June 21, 2007; and
(17) Incorporated by reference from the SB-2/A filed on July 30, 2007.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ERF WIRELESS, INC.

                                         By: /s/  H. Dean Cubley
                                             ------------------------------
                                             Name:  H. Dean Cubley
                                             Title: Chief Executive Officer
                                             Date:  August 13, 2007