Form 10QSB
period 2007-09-30
ERF Wireless, Inc.
filed 2007-11-19
CIK 1020646

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 000-27467

                               ERF WIRELESS, INC.
             (Exact name of registrant as specified in its charter)


            NEVADA                      000-27467              76-0196431
---------------------------------    ----------------     ---------------------
 (State or other jurisdiction of       (Commission           (IRS Employer
        incorporation)                 File Number)        Identification No.)


         2911 SOUTH SHORE BOULEVARD, SUITE 100, LEAGUE CITY, TEXAS 77573
         ---------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (281) 538-2101
                                 --------------
               Registrant's telephone number, including area code:

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

The number of shares of common stock of the registrant outstanding at November 13, 2007, was 57,617,592.

Transactional Small Business Disclosure Format (check one): Yes [ ] No [ X ]


PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                                ERF WIRELESS, INC.
                                           CONSOLIDATED BALANCE SHEETS
                                    SEPTEMBER 30, 2007, AND DECEMBER 31, 2006
                                        ($ in thousands except share data)


                                                                              SEPTEMBER 30,
                                                                                  2007             DECEMBER 31,
                                                                               (UNAUDITED)             2006
                                                                             ---------------     ---------------
                                      ASSETS

Current assets
  Cash and cash equivalents                                                  $           938     $           393
  Accounts receivable, net                                                               372                 387
  Inventories                                                                            101                 132
  Cost and profit in excess of billings                                                  100                  69
  Prepaid expenses                                                                       395                 137
                                                                             ---------------     ---------------
      TOTAL CURRENT ASSETS                                                             1,906               1,118
                                                                             ---------------     ---------------

PROPERTY AND EQUIPMENT
  Property and equipment                                                               1,633               1,001
  Less accumulated depreciation                                                         (398)               (199)
                                                                             ---------------     ---------------
      NET PROPERTY AND EQUIPMENT                                                       1,235                 802
                                                                             ---------------     ---------------

INTANGIBLE ASSETS, NET                                                                   164                 299
OTHER ASSETS                                                                              27                   5
                                                                             ---------------     ---------------
TOTAL ASSETS                                                                 $         3,332     $         2,224
                                                                             ===============     ===============

                        LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Notes payable and current portion of long-term debt                        $           296     $           519
  Capital lease current portion of long-term capital lease payable                        84                   -
  Accounts payable                                                                       462                 506
  Accrued expenses                                                                       662                 281
  Derivative liabilities                                                                 352                 313
  Deferred liability lease                                                               169                 186
  Billings in excess of cost                                                             121                   -
  Deferred revenue                                                                        16                   9
                                                                             ---------------     ---------------
      TOTAL CURRENT LIABILITIES                                                        2,162               1,814
                                                                             ---------------     ---------------

  Long-term debt, net of current portion                                               2,414               2,280
  Capital leases, net of current portion                                                 407                   -
  Deferred liability lease                                                               517                 639
  Deferred revenue                                                                        12                  25
                                                                             ---------------     ---------------
      TOTAL LONG-TERM  LIABILITIES                                                     3,350               2,944
                                                                             ---------------     ---------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
  Preferred stock  -  $.001 par value
    Authorized  25,000,000 shares
    Issued and outstanding at September 30, 2007 and
    December 31, 2006, 3,401,534 and 3,800,649, respectively                               3                   4
  Common stock  -  $.001 par value
    Authorized 475,000,000 shares
    Issued and outstanding at September 30, 2007, and
    December 31, 2006, 53,310,999 and 24,039,733, respectively                            53                  24
  Additional paid in capital                                                          13,827               9,065
  Accumulated deficit                                                                (16,063)            (11,627)
                                                                             ---------------     ---------------
      TOTAL SHAREHOLDERS' DEFICIT                                                     (2,180)             (2,534)
                                                                             ---------------     ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                  $         3,332     $         2,224
                                                                             ===============     ===============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.




                                                      ERF WIRELESS, INC.
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                               FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                                         (Unaudited)
                                    ($ in thousands except share data and loss per share)


                                                               FOR THE THREE MONTHS                FOR THE NINE MONTHS
                                                                ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                                           -----------------------------      -----------------------------
                                                               2007            2006               2007             2006
                                                           -------------   -------------      -------------   -------------

SALES:
   Products                                                $         661   $          42      $       1,657   $         964
   Services                                                          451             146              2,391             455
   Other                                                             124               7                117              26
                                                           -------------   -------------      -------------   -------------
TOTAL SALES                                                        1,236             195              4,165           1,445
                                                           -------------   -------------      -------------   -------------

COSTS OF GOODS SOLD:
   Products and integration services                                 291              37              1,736             791
   Rent, repairs and maintenance                                      46              25                138              57
   Salary and related cost                                           230              25                378              19
   Depreciation                                                       56               8                143              76
   Other cost                                                        271              15                302              54
                                                           -------------   -------------      -------------   -------------
TOTAL COSTS OF GOODS SOLD                                            894             110              2,697             997
                                                           -------------   -------------      -------------   -------------
GROSS PROFIT                                                         342              85              1,468             448
                                                           -------------   -------------      -------------   -------------

OPERATING EXPENSES:
   Selling, general and administrative                             1,594           1,242              4,465           4,244
   Depreciation and amortization                                      68              63                203             187
                                                           -------------   -------------      -------------   -------------
TOTAL OPERATING EXPENSES                                           1,662           1,305              4,668           4,431
                                                           -------------   -------------      -------------   -------------
LOSS FROM OPERATIONS                                              (1,320)         (1,220)            (3,200)         (3,983)
                                                           -------------   -------------      -------------   -------------

OTHER INCOME/(EXPENSES):
   Interest income                                                     7               -                  1               4
   Interest expense                                                 (249)           (193)              (904)           (499)
   Gain (loss) on sale of assets                                       7               -                 (3)              -
   Loss on extinguishment of debt                                      -             (91)                 -             (91)
   Warrant expense                                                   (92)             (6)              (128)             (6)
   Derivative (expense) income                                      (121)           (101)              (202)            770
                                                           -------------   -------------      -------------   -------------
TOTAL OTHER INCOME (EXPENSE)                                        (448)           (391)            (1,236)            178
                                                           -------------   -------------      -------------   -------------
NET LOSS                                                   $      (1,768)  $      (1,611)     $      (4,436)  $      (3,805)
                                                           -------------   -------------      -------------   -------------
Deemed dividend related to beneficial
   conversion feature of preferred stock                               -               -                  -            (130)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS                 $      (1,768)  $      (1,611)     $      (4,436)  $      (3,935)
                                                           =============   =============      =============   =============

NET LOSS PER COMMON SHARE:
   Basic                                                   $       (0.04)  $      (0.10)      $       (0.12)  $       (0.32)
   Diluted                                                 $       (0.04)  $      (0.10)      $       (0.12)  $       (0.32)


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                                                         ERF WIRELESS, INC.
                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED),
                                                  AND YEAR ENDED DECEMBER 31, 2006
                                                          ($ in thousands)


                                                   COMMON STOCK          PREFERRED STOCK                  ADDITIONAL      TOTAL
                                                -------------------   -------------------     PAID IN      RETAINED    SHAREHOLDERS'
                                                 SHARES     VALUE      SHARES     VALUE       CAPITAL      EARNINGS      DEFICIT
                                                --------  ---------   --------  ---------   -----------  ------------  -------------

TOTAL SHAREHOLDERS' DEFICIT                       7,645    $     8       4,174   $      4    $    5,491   $   (6,265)  $      (762)
   AS OF DECEMBER 31, 2005

Net loss                                              -          -           -          -             -       (5,232)       (5,232)

New stock issued to shareholders:
   Conversion of preferred stock to
      common stock                                8,583          8        (460)         -            (8)           -             -
   For services, compensation and
      liabilities                                 2,743          2           -          -         1,512            -         1,514
   For retirement of debt                         4,152          5           -          -         1,144            -         1,149
   Asset acquisition                                750          1           -          -           299            -           300
   For retirement of debt and conversion
      of convertible preferred stock of
      employment contracts                            -          -          87          -           130            -           130
   Beneficial conversion value - deemed
      dividend on preferred stock                     -          -           -          -           130         (130)            -
   Stock based compensation and stock
      option expense                                  -          -           -          -           173            -           173
   Warrant expense                                    -          -           -          -            76            -            76
   Proceeds from sale of common stock, net          167          -           -          -           118            -           118
                                                --------  ---------   --------  ---------   -----------  ------------  -------------

TOTAL SHAREHOLDERS' DEFICIT
   AS OF DECEMBER 31, 2006                       24,040         24       3,801          4         9,065      (11,627)       (2,534)

Net loss                                              -          -           -          -             -       (4,436)       (4,436)

New stock issued to shareholders:
   Conversion of preferred stock to
      common stock                                7,451          7        (399)        (1)           (6)           -             -
   For services and compensation                  8,197          8           -          -         1,552            -         1,560
   For settlement of liabilities                  1,052          1           -          -           144            -           145
   For retirement of debt                         4,669          5           -          -           929            -           934
   Stock based compensation and stock
      option expense                                  -          -           -          -            85            -            85
   Warrant expense                                    -          -           -          -           128            -           128
   Proceeds from sale of common stock, net        7,902          8           -          -         1,732            -         1,740
   Derivative liability retirement due to
      payoff of note                                  -          -           -          -           198            -           198
                                                --------  ---------   --------  ---------   -----------  ------------  -------------
TOTAL SHAREHOLDERS' DEFICIT
   AS OF SEPTEMBER 30, 2007 (UNAUDITED)          53,311    $    53       3,402   $      3    $   13,827   $  (16,063)  $    (2,180)
                                                ========  =========   ========  =========   ===========  ============  =============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                                ERF WIRELESS, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                                   (Unaudited)
                                                 ($ in thousands)


                                                                                 FOR THE NINE MONTHS ENDED
                                                                            -----------------------------------
                                                                             SEPTEMBER 30,       SEPTEMBER 30,
                                                                                 2007                 2006
                                                                            ---------------     ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                    $        (4,436)    $        (3,805)
                                                                            ---------------     ---------------

Adjustments to reconcile net loss to net cash
     used by operating activities:
   Loss on sale of assets                                                                 3                   -
   Loss on extinguishment of debt                                                         -                  91
   Amortization of debt discount                                                        498                 377
   Depreciation and amortization                                                        345                 206
   Stock issued for interest expense                                                    145                  83
   Stock issued for services rendered                                                 1,560                 966
   Stock based compensation and stock option expense                                     85                 173
   Warrant expense                                                                      128                   6
   Derivative expense (income)                                                          202                (770)
   Provision for bad debt expense                                                        15                  15
Change in operating assets and liabilities:
   Decrease in accounts receivable, net                                                   -                  29
   Decrease in inventories                                                               31                  11
   (Increase) decrease in prepaid expenses                                             (234)                212
   (Increase) in cost and profit in excess of billings                                  (31)                (42)
   (Decrease) increase in accounts payable                                              (44)                228
   Increase in accrued expenses                                                         381                  12
   (Decrease) in deferred liability lease                                              (139)                  -
   Increase in billings in excess of cost                                               121                   -
   (Decrease) in deferred revenue                                                        (6)               (294)
                                                                            ---------------     ---------------
     Total Adjustment                                                                 3,060               1,303
                                                                            ---------------     ---------------
NET CASH USED BY OPERATING ACTIVITIES                                                (1,376)             (2,502)
                                                                            ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of assets                                                          13                   -
   Purchase of property and equipment                                                  (466)               (121)
   (Increase) in other assets                                                           (22)                 (2)
                                                                            ---------------     ---------------
NET CASH USED BY INVESTING ACTIVITIES                                                  (475)               (123)
                                                                            ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from line of credit                                                     403               1,521
   Proceeds from financing agreements                                                   388                 350
   Proceeds from capitalized leases                                                     305                   -
   Payment of debt obligations                                                         (434)                (53)
   Payment on capital lease obligations                                                  (6)                  -
   Proceeds from  investor loans                                                          -                 130
   Proceeds from sale of common stock, net                                            1,740                 118
                                                                            ---------------     ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                             2,396               2,066
                                                                            ---------------     ---------------

NET (DECREASE) INCREASE IN CASH                                                         545                (559)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD                                393                 602
                                                                            ---------------     ---------------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                          $           938     $            43
                                                                            ===============     ===============

Supplemental disclosure of cash flow information:
Net cash paid during the year for:
   Interest                                                                 $             3     $             5
   Income taxes                                                             $             -     $             -

Supplemental non-cash investing and financing activities:
   Conversion of debt through issuance of common stock                      $           934     $           682
   Property acquired under capital lease                                    $           192     $             -
   Retirement of derivative liability to APIC                               $           198     $             -


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                               ERF WIRELESS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

NATURE OF THE COMPANY

ERF Wireless, Inc. (the Company), provides wireless communications products and services including the Company's core focus of providing enterprise-class wireless broadband services. The Company has formed four operating divisions to provide solutions and services to different segments of the wireless industry. The Company's Enterprise Network Services Division serves enterprise customers, the banking and financial industries, and other entities requiring secure, encrypted networks. The Company's Wireless Bundled Services Division provides wireless broadband products and services, including Internet, voice, data, security and video services, and is in the early stages of building or acquiring a seamless wireless broadband network throughout North America to serve private entities, cities, municipalities and the general public. The Company's Wireless Messaging Services Division provides wireless broadband system design and implementation, manufactures and supplies high-power infrastructure equipment for the wireless messaging industry and owns and operates a wide-area wireless messaging service (one- and two-way cellular and paging retail). The Company's Network Operations Services Division provides the overall day-to-day operations, maintenance, upgrading, 24/7 monitoring and expansion of all wireless broadband networks that the Company constructs, acquires, maintains and administers. Please refer to segment Note 12 for additional information regarding Company operating divisions.

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

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods ended September 30, 2007, and September 30, 2006, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

                               ERF WIRELESS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

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

NOTE 2 - ACCOUNTS RECEIVABLE AND INVENTORIES

Accounts receivable consists of the following (in thousands):

                                             September 30,      December 31,
                                                 2007               2006
                                           -----------------  ----------------
       Accounts receivable                  $           405    $          405
       Allowance for doubtful accounts                  (33)              (18)
                                           -----------------  ----------------
       Accounts receivable, net             $           372    $          387
                                           =================  ================

Inventories are valued at the lower of cost or market. The cost is determined by using the average cost method. Inventories consist of the following items, in thousands:

                                             September 30,      December 31,
                                                 2007               2006
                                           -----------------  ----------------
                Raw material                $            50    $           41
                Finished goods                           51                91
                                           -----------------  ----------------
                                            $           101    $          132
                                           =================  ================

                               ERF WIRELESS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 3 - PROPERTY AND EQUIPMENT

Components of property and equipment consist of the following items (in thousands):

                                                    September 30,       December 31,
                                                        2007                2006
                                                  -----------------   -----------------
         Automobile                                $            98     $            66
         Operating equipment                                   856                 627
         Office furniture and equipment                         92                  89
         Leasehold improvements                                 47                  60
         Computer equipment                                    122                 106
         Building                                                8                   8
         Land                                                   28                  38
         Other                                                 382                   7
                                                  -----------------   -----------------
           Total property and equipment                      1,633               1,001
             Less accumulated depreciation                    (398)               (199)
                                                  -----------------   -----------------
           Net property and equipment              $         1,235     $           802
                                                  =================   =================

Depreciation expense was approximately $210,000 and $80,000 for the nine months ended September 30, 2007, and September 30, 2006, respectively.

NOTE 4 - COMMON STOCK, PREFERRED STOCK AND WARRANTS

COMMON STOCK

As of September 30, 2007, the Company had 53,311,000 shares of its $.001 par value common stock issued and outstanding. During the nine months ended September 30, 2007, the Company issued a total of 29,271,000 shares of common stock of which 7,902,000 shares were issued for net cash proceeds of $1,740,000; 13,918,000 shares of common stock were issued in lieu of cash for aggregate services and expenses totaling $2,639,000 comprised of professional services of $615,000, interest expense of $145,000, settlement expense of $284,000, other services of $52,000, conversion of notes payable of $934,000, compensation of $463,000, settlement of liabilities of $145,000; and conversion of preferred stock into 7,451,000 shares of common stock. The Company valued the 13,918,000 shares in lieu of cash for aggregate services at the closing market price on the date of issuance of such shares.

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

                               ERF WIRELESS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

PREFERRED STOCK

The Company has 25,000,000 shares of Series A Preferred Stock authorized of which 3,401,534 shares were issued and outstanding as of September 30, 2007. The Series A Preferred Stock is convertible at holder's option at one preferred share for 18.676347 shares Common Stock and has a 2:1 liquidation preference. The holder of Series A Preferred Stock is required to give a 65-day notice of conversion to the Company. With respect to the Series A Preferred Stock outstanding at September 30, 2007, the maximum common shares converted from Series A Preferred shares are contractually restricted to 5% a quarter or 20% a year of the authorized and issued common shares outstanding at December 31, 2006; resulting in a maximum 12,705,646 shares of common stock issuable upon conversion of Series A Preferred Stock during calendar 2007.

WARRANTS

The Company had warrants outstanding to third parties to purchase 4,404,913 common shares as of September 30, 2007.

Warrants for 880,000 shares were issued by the Company in June 2003. Specifically, the Company sold 120,000 shares of Common Stock for $25,000 to an accredited investor of the Securities Act and issued such a warrant to purchase 880,000 shares of Common Stock at an exercise price of $0.20 per share expiring December 31, 2007. The Investor exercised 100,000 warrants leaving a remaining balance of 780,000 warrants to be exercised. In November 2007, these warrants were exercised on a cashless basis resulting in the issuance of 668,571 shares.

Warrants for 208,339 shares of common stock at $5.00 per share and warrants for 208,339 shares at $7.50 per share were issued by the Company during 2005 and 2006. Specifically, the Company sold 208,312 shares of Common Stock for $312,500 to accredited investors of the Securities Act and issued such warrants to purchase 208,339 shares of Common Stock at $5.00 per share and 208,339 shares of common stock at $7.50 per share expiring August 2007. The expiration of the warrants has been extended to December 31, 2007. The Company attributed no value to these warrants in the quarters in which they were issued. During the 4th quarter of 2006, management offered the Private Placement Memorandum Holders an opportunity to exchange their stock for E-Series Bonds of which several investors agreed to in aggregate in the amount of $100,000 resulting in canceling 66,667 of the $7.50 warrants and $5.00 warrants reducing the outstanding class warrants from 208,339 to 141,670, respectively.

Warrants for 389,999 at $3.57 per share were issued by the Company in September 2005 and November 2005. Specifically, the Company issued convertible notes for $1,500,000 to accredited investors of the Securities Act and issued such warrants to purchase 389,999 shares of Common Stock at $3.57 per share, subject to adjustment upon issuance of shares or warrants below market, expiring September 2010. See Note 8 for valuation and marked-to-market activity.

Warrants for 2,951,574 shares of common stock at $5.00 per share were issued by the Company during 2006 and 2007. Specifically, the Company sold $1,000,000 of E-series bonds to accredited investors of the Securities Act. According to the agreement, if the Bondholder converts within one year from investment; the conversion includes a warrant to purchase one additional share of common stock at a price of $5.00 for every share of common stock that has been received from the conversion of the Bond principal. The Company has had forty units converted and has attributed $128,000 in 2007 to warrant expense using the Black Scholes option price model in the quarter in which the unit was converted.

The following table summarizes warrants that are issued, outstanding and exercisable.

                                                  Options/Warrants
                                                Issued & Outstanding
                                          -------------------------------
         Exercise Price     Expiration     September 30,    December 31,
                               Date             2007            2006
        ----------------  --------------  ---------------  --------------

              0.20            Dec-07             780,000         780,000
              5.00            Dec-07             141,670         141,670
              7.50            Dec-07             141,670         141,670
              3.57            Sep-10             389,999         389,999
              5.00            Various          2,951,574         580,585
                                          ---------------  --------------
                                               4,404,913       2,033,924
                                          ===============  ==============

                               ERF WIRELESS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 5 - INCOME TAXES

The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

                                             September 30, 2007     December 31, 2006
                                            --------------------   -------------------
       U. S. Federal statutory tax rate       %             34      %              34
       U.S. valuation difference                           (34)                   (34)
       Effective U. S. tax rate                              -                      -
       Foreign tax valuation                                 -                      -
       Effective tax rate                                    -                      -

Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. Federal income tax of 34% to pretax income from continuing operations as a result of the following (in thousands):

                                           September 30, 2007     December 31, 2006
                                          --------------------   -------------------

     Computed expected tax benefit            $     (1,508)          $     (1,779)
     Increase in valuation allowance                 1,508                  1,779
                                              ------------           ------------
     Income tax expense                       $          -           $          -
                                              ============           ============

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2007, and December 31, 2006, are presented below (in thousands):

                                           September 30, 2007     December 31, 2006
                                          --------------------   -------------------
     Deferred tax assets:
       Net operating loss carry forwards      $     (4,707)          $     (3,199)
       Less valuation allowance                      4,707                  3,199
                                              ------------           ------------
     Net deferred tax assets                  $          -           $          -
                                              ============           ============

Management has determined that a valuation allowance of $4,707,000 at September
30, 2007, is necessary to reduce the deferred tax assets to the amount that will more than likely not be realized. The change in valuation allowance for 2007 was approximately $1,508,000. As of September 30, 2007, the Company has a net operating loss carry-forward of $15,189,000, which is available to offset future federal taxable income, if any, with expiration beginning 2012 and ending 2026.

NOTE 6 - EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amount):


                                                                  For the nine months ended September 30, 2007
                                                           ---------------------------------------------------------
                                                               Income               Shares              Per-Share
                                                             (Numerator)         (Denominator)            Amount
                                                           ---------------      ---------------      ---------------
      Net loss                                              $      (4,436)                            $           -
      Basic EPS:
        Income available to common stockholders                    (4,436)              36,316                (0.12)
        Effect of dilutive securities                                   -                                         -
      Diluted EPS:
                                                           ---------------      ---------------      ---------------
        Income available to common stockholders
          and assumed conversions                           $      (4,436)              36,316        $       (0.12)
                                                           ===============      ===============      ===============



                               ERF WIRELESS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                                                  For the nine months ended September 30, 2006
                                                           ---------------------------------------------------------
                                                               Income               Shares              Per-Share
                                                             (Numerator)         (Denominator)            Amount
                                                           ---------------      ---------------      ---------------
      Net loss                                              $      (3,805)                            $           -
      Basic EPS:
        Income available to common stockholders                    (3,805)              11,724                (0.32)
        Effect of dilutive securities                                   -                                         -
      Diluted EPS:
                                                           ---------------      ---------------      ---------------
        Income available to common stockholders
          and assumed conversions                           $      (3,805)              11,724        $       (0.32)
                                                           ===============      ===============      ===============


                                                                 For the three months ended September 30, 2007
                                                           ---------------------------------------------------------
                                                               Income               Shares              Per-Share
                                                             (Numerator)         (Denominator)            Amount
                                                           ---------------      ---------------      ---------------
      Net loss                                              $      (1,768)                            $           -
      Basic EPS:
        Income available to common stockholders                    (1,768)              46,677                (0.04)
        Effect of dilutive securities                                   -                                         -
      Diluted EPS:
                                                           ---------------      ---------------      ---------------
        Income available to common stockholders
          and assumed conversions                           $      (1,768)              46,677        $       (0.04)
                                                           ===============      ===============      ===============


                                                                 For the three months ended September 30, 2006
                                                           ---------------------------------------------------------
                                                               Income               Shares              Per-Share
                                                             (Numerator)         (Denominator)            Amount
                                                           ---------------      ---------------      ---------------
      Net loss                                              $      (1,611)                            $           -
      Basic EPS:
        Income available to common stockholders                    (1,611)              15,364                (0.10)
        Effect of dilutive securities                                   -                                         -
      Diluted EPS:
                                                           ---------------      ---------------      ---------------
        Income available to common stockholders
          and assumed conversions                           $      (1,611)              15,364        $       (0.10)
                                                           ===============      ===============      ===============

For the years ended September 30, 2007 and 2006, dilutive securities existed. The effect of the dilutive securities for the year ended September 30, 2007, would have been 57,465,845 shares of common stock issued assuming all debt instruments were converted during calendar 2007 pursuant to the contractually imposed conversion restriction limitations, Series A preferred stock converted and all options and warrants were exercised.

NOTE 7 - MAJOR CUSTOMERS

The Company had gross sales of approximately $4,165,000 and $1,445,000 for the nine months ended September 30, 2007 and 2006, respectively. The Company had one customer that represented approximately 49% of the gross sales in the nine months ended September 30, 2007, and had two customers that individually represented 39% and 20%, respectively, of gross sales for the nine months ended September 30, 2006.

                               ERF WIRELESS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 8 - NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASES

Notes payable, long-term debts and capital leases consist of the following as of September 30, 2007 (in thousands):

                                                                       Maturity     Interest     Gross       Debt         Net
                                            Terms                        Date         Rate      Balance    Discount     Balance
                           ----------------------------------------  ------------  ---------- ----------- ---------- --------------
Bancleasing, Inc.          $5,330 / Month including interest          October-14       11.62%  $     305   $      -   $        305
Vangard Wireless, Inc.     $200 / Month including interest            December-10       6.00%          6          -              6
Agility Capital Lease      $6,913 / Month including interest          Various          18.82%        186          -            186
Axis Capital, Inc          $347 / Month including interest            August-08         8.60%          4          -              4
Line of credit             2 years/ Quarterly interest (See below)    February-09       6.00%      2,409          -          2,409
E-bond investor notes      3 years/ Semiannual interest (See below)   Various          10.00%        350         59            291
                                                                                              ----------- ---------- --------------
Total debt                                                                                     $   3,261   $     59          3,201
                                                                                              =========== ==========
Less current maturities                                                                                                        439
Less debt discount current
   maturities                                                                                                                  (59)
                                                                                                                     --------------
Long-term debt                                                                                                        $      2,821
                                                                                                                     ==============

The gross maturities of these debts are $372,000, $91,000, $2,513,000, $88,000,
$43,000 and $154,000 for the years ended December 31, 2007, 2008, 2009, 2010,
2011 and thereafter, respectively.

Notes payable and long-term debts consist of the following as of December 31, 2006 (in thousands):

                                                                       Maturity     Interest     Gross       Debt         Net
                                            Terms                        Date         Rate      Balance    Discount     Balance
                           ----------------------------------------  ------------  ---------- ----------- ---------- --------------
Taylor Economic
   Development Corp.       $1,119 / Month including interest          June-07           7.00%  $       5   $      -   $          5
Vangard Wireless, Inc.     $200 / Month including interest            December-10       6.00%          9          -              9
Axis Capital, Inc          $347 / Month including interest            August-08         8.60%          6          -              6
Insurance notes            $1,993 / Month including interest          September-07      9.00%         34          -             34
Investor notes             2 years (See below)                        Demand            6.00%        874        437            437
Line of credit             2 years/ Quarterly interest (See below)    February-08       6.00%      2,006          -          2,006
E-bond investor notes      3 years/ Semiannual interest (See below)   Various          10.00%        388         86            302
                                                                                              ----------- ---------- --------------
Total debt                                                                                     $   3,322   $    523          2,799
                                                                                              =========== ==========
Less current maturities                                                                                                        986
Less debt discount current
   maturities                                                                                                                 (467)
                                                                                                                     --------------
Long-term debt                                                                                                        $      2,280
                                                                                                                     ==============

INVESTOR NOTES

0n September 13, 2005, the Company closed a financing arrangement with Global Capital Funding L.P. ("Global"), GCA Strategic Investment Fund Limited("GCASIF"), HIPL Family Trust ("HIPL"), and DP Securities Inc. ("DPS")("Global," "GCASIF," HIPL" and "DPS," collectively, the "Investors") in which it issued to: (i) Global, a convertible secured note in the principal amount of $1,285,000 ("Global Note") and a common stock purchase warrant (the "Global Warrant") to purchase 300,000 shares of Company common stock; (ii) GCASIF, a convertible secured note in the principal amount of $50,000 (the "GCASIF Note") and a common stock purchase warrant (the "GCASIF Warrant") to purchase up to 13,953 shares of the Company common stock; and (iii) HIPL, a convertible secured note in the principal amount of $66,750 (the HIPL Note") and common stock purchase warrant (the "HIPL warrant") to purchase up to 20,930 shares of the common stock; and (iv) DPS a convertible secured note in the principal amount of $98,250 (the "DPS Note") and a common stock purchase warrant (the "DPS Warrant") to purchase up to 55,116 shares of common stock. These notes have been repaid as of September 30, 2007.

                               ERF WIRELESS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

LINE OF CREDIT

During 2007 the Company amended its two-year unsecured revolving credit facility with certain private investors that provides a $3 million dollar line of credit. The terms of the secured revolving credit facility allow ERF Wireless to draw upon the facility as financing requirements dictate and provide for quarterly interest payments at a 12% rate. The loan is due February 28, 2009, and may be prepaid without penalty or repaid at maturity. At September 30, 2007, the balance of the credit line was $2,409,041. The facility also included a provision that in the event the Company draws down the full $3 million amount available under the revolving credit facility on or prior to December 31, 2007, and the Company requires additional working capital to pursue its business strategy and operations and has not closed on alternative debt or equity financing aggregating at least $1 million, the lender has agreed to fund up to an additional $1 million during 2007 under the same terms and conditions.

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

At the Company's discretion at any time after the first year, the Bonds, including the interest payments may be repaid in cash or in shares of our common stock, which will be valued at the average last sales price of our common stock over the 60-trading-day period preceding any payment date. If the Company chooses to issue shares of our common stock as repayment of the Bond, we will issue shares representing 125% of the Bond principal. If the Company's choose to issue shares of our common stock as payment of interest, we will issue shares representing 100% of the interest due. If the Company chooses to pay cash for either the Bond repayment or any interest payment, we will pay cash representing 100% of the amounts owed. ERF Wireless may redeem the Bonds at any time after the first year following their purchase but not before. The offering will terminate on December 31, 2007, unless such date is extended at the Company's discretion. As of September 30, 2007, the Company has sold $1,000,000 of E-Series Bonds and the balance due at September 30, 2007, is $350,000.

The E-Series Bonds were determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature and the redemption option (compound embedded derivative liability). At the date of issuance the E-Series Bond, compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the income statement. The Company uses the effective interest method to record interest expense and related debt accretion which was $61,090 for the nine months ended September 30, 2007.

                               ERF WIRELESS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

The following table summarizes the E-Series convertible debt activity for the period May 31, 2006, to September 30, 2007:

                                                                           Compound
                                                                           Derivative
                  Description                          E-Series Bonds      Liability           Total
                                                      ----------------  ----------------  ----------------
      Fair value issuance at inception                 $      866,174    $      133,826    $    1,000,000
      05-31-06 to 06-30-06 change in fair value                   763           (11,750)          (10,987)
      07-01-06 to 09-30-06 change in fair value                 5,847            (3,971)            1,876
      10-01-06 to 12-31-06 change in fair value                 6,648           (13,213)           (6,565)
      01-01-07 to 03-31-07 change in fair value                 9,065             5,956            15,021
      04-01-07 to 06-30-07 change in fair value                49,060           (10,668)           38,392
      07-01-07 to 09-30-07 change in fair value                 2,965             4,536             7,501
      Conversions from inception to date                     (650,000)                -          (650,000)
                                                      ----------------  ----------------  ----------------
      Fair value at September 30, 2007                 $      290,522    $      104,716    $      395,238
                                                      ================  ================  ================

From inception to September 30, 2007, the Company recorded a net derivative income of $29,110 and for the nine months ended September 30, 2007, a net derivative income of $175. The Company in conjunction with the convertible note as of nine months ended September 30, 2007, has recorded debt interest expense of $99,305.

CAPITAL LEASES

During May 2007, ERF Wireless Bundled Services, Inc., entered into a master lease agreement with Agility Lease Fund I, LLC, to fund up to $1,000,000 in equipment financing. Each draw under this agreement will be treated as a separate capital lease to be repaid over 36 months with an effective interest rate of 18%. Included in property and equipment at September 30, 2007, is $185,935 capitalized equipment, net of amortization. The equipment and one of the Company's bank accounts are the primary collateral securing the financing with a guarantee of repayment by ERF Wireless, Inc.

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

During August 2007, ERF Enterprise Network Services, Inc., entered into a master lease agreement with BancLeasing, Inc., to fund up to $10,000,000 in equipment financing. Each draw under this agreement will be treated as a separate capital lease to be repaid over 84 months with an effective interest rate of 11%. Included in property and equipment at September 30, 2007, is $305,450 capitalized equipment, net of amortization. The equipment is the primary collateral securing the financing.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 30, 2007 (in thousands):

                               ERF WIRELESS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                        Year Ending September 30,
           -------------------------------------------------
           2007                                                $       35
           2008                                                       147
           2009                                                       147
           2010                                                       115
           2011                                                        64
           Thereafter                                                 181
                                                              ------------
           Total minimum lease payments                        $      689
           Less amount representing interest                         (198)
                                                              ------------
           Present value of net minimum lease payments                491
           Current maturities of capital lease obligations            (84)
                                                              ------------
           Long-term portion of capital lease obligations      $      407
                                                              ============
NOTE 9 - UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts for the nine months ended September 30, 2007, and December 31, 2006, are summarized as follows (in thousands):

                                                           September 30,     December 31,
                                                               2007              2006
                                                         ----------------  ----------------
    Costs incurred on uncompleted contracts               $        1,539    $          854
    Estimated profit                                                 737                62
                                                         ----------------  ----------------
    Gross revenue                                                  2,276               916
    Less: billings to date                                         2,297               847
                                                         ----------------  ----------------
    Costs and profit in excess of billings                $          (21)   $           69
                                                         ================  ================

Such amounts are included in the accompanying balance sheets at September 30, 2007, and December 31, 2006, and are summarized as follows (in thousands):

                                                           September 30,     December 31,
                                                               2007              2006
                                                         ----------------  ----------------
    Cost and estimated earnings in excess of
    billings on uncompleted contracts                     $          100    $           69

    Billings in excess of costs and estimated
    earnings on uncompleted contracts                               (121)                -
                                                         ----------------  ----------------

                                                          $          (21)   $           69
                                                         ================  ================

NOTE 10 - COMMITMENTS AND CONTINGENCIES

LEASES AND LICENSE AGREEMENTS

For the nine months ended September 30, 2007 and 2006, rental expenses of approximately $287,000 and $227,000, respectively, were incurred. The Company accounts for rent expense under leases that provide for escalating rentals over the related lease term on a straight-line method. The Company occupies office and tower facilities under several non-cancelable operating lease agreements expiring at various dates through September 2012 and requiring payment of property taxes, insurance, maintenance and utilities.

Future minimum lease payments under non-cancelable operating leases at September 30, 2007, were as follows:

                               ERF WIRELESS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                         Period Ending
                          December 31,           Amount
                        ---------------       ------------
                              2007            $    101,136
                              2008                 347,163
                              2009                 309,577
                              2010                 224,578
                              2011                 185,598
                              2012                  20,696
                                              ------------
                             Total            $  1,188,748
                                              ============

NOTE 11 - RELATED PARTY

In March 2005, the Company entered into an annual professional services agreement with Synchton Incorporated for financial and business support services. The agreement requires Synchton to provide one or more consultants for a total of 100 hours per month. This agreement is automatically renewable on each anniversary date and can be terminated by the Company prior to the renewal date. The Company is obligated to pay Synchton $6,000 per month in cash or free trading stock. The Company at its discretion may issue up to 50% of the monthly fee in stock at the market price on the date of issuance; provided that if Synchton sells the stock within 30 days of issuance the Company is obligated to pay Synchton any shortfall between the difference in the market price on the issuance date and the market price on the sale date. Synchton's president is Scott A. Cubley. For the nine months ended September 30, 2007, total fees incurred by the Company under the agreement were $68,000.

NOTE 12 - INDUSTRY SEGMENTS

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

                               ERF WIRELESS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                      WMS               WBS               ENS              Total
                                 --------------------------------------------------------------------
      Revenue                     $      2,350      $      1,031       $       784      $      4,165
      Segment (loss) income                321              (253)             (823)             (755)
      Segment assets                       350             1,325               774             2,449
      Capital expenditures                   1               417               230               648
      Depreciation                          11               143                10               164

For the nine months ended September 30, 2006 (in thousands)

                                      WMS               WBS               ENS              Total
                                 --------------------------------------------------------------------
      Revenue                     $        468      $         72       $       905      $      1,445
      Segment loss                        (587)             (192)           (1,006)           (1,785)
      Segment assets                       153               211               528               892
      Capital expenditures                  11                37               (12)               36
      Depreciation                          11                19                 9                39

         Reconciliation of Segment Loss     September 30,    September 30,
             from Operations to Net             2007             2006
      -----------------------------------  --------------   --------------
      Total segment loss from operations    $       (755)    $     (1,785)
      Total corporate overhead                    (3,681)          (2,020)
                                           --------------   --------------
      Net loss                              $     (4,436)    $     (3,805)
                                           ==============   ==============


       Reconciliation of Segment Assets     September 30,    September 30,
               to Total Assets                  2007             2006
      -----------------------------------  --------------   --------------
      Total segment assets                  $      2,449     $        892
      Total corporate assets                         883              293
                                           --------------   --------------
      Consolidated assets                   $      3,332     $      1,185
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

At September 30, 2007, one customer accounts for $311,000 of Enterprise Network Services Division revenues and one customer accounts for $2,025,421 of Wireless Messaging Services Division revenues.

NOTE 13 - SUPPLEMENTAL NON-CASH DISCLOSURES:

During 2007, the Company issued stock in lieu of cash as payment for the following (in thousands):

                                                     Supplemental Non-
                                                     Cash Disclosure

      Professional fees                                $        490
      Settlements                                               284
      Salary and compensation                                   463
      Other services rendered                                    52
      Interest expense                                          146
      Prepaids                                                  125
      Liabilities and accrued expenses                          145
      Notes payable                                             934
                                                       ------------
      Total non-cash settlements                       $      2,639
                                                       ============

                               ERF WIRELESS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 14 - EMPLOYEE STOCK OPTIONS

In 2004, the Board of Directors adopted a non-qualified stock option plan under which 10,000,000 shares of the Company's common stock have been reserved for issuance, and as of September 30, 2007, all shares reserved under the plan have been issued. In May 2007, the Board of Directors adopted a 2007 stock option plan under which 5,000,000 shares have been reserved, and as of September 30, 2007, 1,944,531 have been issued.

The weighted average fair value of the individual options granted during the nine months ended September 30, 2007, is estimated at $2.98 on the date of grant. The fair values were determined using a Black-Scholes option-pricing model with the following assumptions:

                                    08/01/2004      08/12/2005       12/31/2005      01/23/2006       03/31/2006      06/30/2007
                                  --------------------------------------------------------------------------------------------------
         Assumptions                  Options         Options         Options          Options         Options          Options
------------------------------    --------------------------------------------------------------------------------------------------
Dividend yield                              0.00%           0.00%            0.00%           0.00%            0.00%           0.00%
Risk-free rate for term                     3.50%           4.18%            4.35%           4.45%            4.98%           4.89%
Volatility                                207.00%          31.00%           76.00%          89.00%           78.00%         116.00%
Remaining life                                  5               3                1             2.5              3.3             2.1

Option activity was as follows for the nine months ended September 30, 2007:

                                                                           2007
                                                                     Weighted-Average
                                                      Shares          Exercise Price
                                                  ---------------   ------------------

      Outstanding at beginning of year                 3,302,000       $         3.17
      Granted                                                  -                    -
      Assumed through acquisitions                             -                    -
      Exercised                                                -                    -
      Forfeited/cancelled                                      -                    -
                                                  ---------------      --------------

      Outstanding throughout the period                3,302,000       $         2.98
                                                  ===============      ==============

      Exercisable at September 30, 2007                  375,000       $         0.61
                                                  ===============      ==============

Information about options outstanding was as follows at September 30, 2007:

                                              Remaining             Average                             Average
         Class               Number         Average Contractual        Exercise           Number           Exercise
     Exercise Price       Outstanding          Life in Years             Price          Exercisable         Price
   ------------------   ---------------   -----------------------   ---------------   ---------------   --------------

         $0.10                 225,000             1.83                  $ 0.10              225,000        $ 0.10
         $1.38                 150,000             1.83                  $ 1.38              150,000        $ 1.38
         $2.88                 750,000             1.83                  $ 2.88                    -             -
         $2.88                 375,000             1.83                  $ 2.88                    -             -
         $3.72               1,570,000             0.83                  $ 3.72                    -             -
         $2.27                 232,000             0.83                  $ 2.27                    -             -
                        ---------------                                               ---------------
                             3,302,000             1.50                  $ 2.98              375,000        $ 0.61
                        ===============                                               ===============


                               ERF WIRELESS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 15 - SUBSEQUENT EVENTS

Between October 31, 2007 and November 9, 2007, we issued to various accredited investors an aggregate of 2,382,795 shares of common stock for aggregate consideration of $2,235,000.

On October 17, 2007, ERFW completed the purchase of substantially all the assets from Momentum Online Internet Services, Inc., and Momentum Online Computer Services, Inc. The assets purchased include substantially all of the assets associated with the Internet operations of Momentum including the current customer base, inventory, equipment, contract rights, vehicles, Internet address space, general intangibles and wireless broadband equipment infrastructure comprising the network that covers approximately 3,200 square miles in a geographic area covering five counties in Central Texas, including Llano, Burnet, Gillespie, Blanco and Comal counties. Under the terms of this asset purchase agreement ERFW paid an aggregate consideration of $1,200,000 plus the assumption of certain operating liabilities as defined.

On October 31, 2007, ERFW completed the purchase of substantially all the assets from TSTAR Internet, Inc. The assets purchased include substantially all of the assets associated with the Internet operations of TSTAR including the current customer base, inventory, equipment, contract rights, vehicles, Internet address space, general intangibles and wireless broadband equipment infrastructure comprising the network that covers a geographic area covering certain counties in Central Texas, including Llano and Burnet. Under the terms of this asset purchase agreement ERFW paid aggregate consideration of $1,100,000 plus the assumption of certain operating liabilities as defined.

In November 2007, the holders of 780,000 warrants exercised the warrants on a cashless basis; resulting in the issuance of 668,571 shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the other sections of this quarterly report on Form 10-QSB, including the financial statements.

OUR MARKETS AND BUSINESS STRATEGY

The Company has four operating divisions to provide solutions and services to different segments of the wireless industry. The Company's Enterprise Networks Services Division serves enterprise customers, the banking and financial industries, and other entities requiring secure, encrypted networks. The Company's Wireless Bundled Services Division provides wireless broadband products and services, including Internet, voice, data and security services, and is in the early stages of building or acquiring a seamless wireless broadband network throughout much of North America to serve private entities, cities, municipalities and the general public. The Company's Wireless Messaging Services Division provides wireless broadband system design and implementation, manufactures and supplies high-power infrastructure equipment to the wireless messaging industry and owns and operates a wide-area messaging service (one- and two-way cellular and paging retail). In addition, WMS provides a turnkey implementation of a triple play voice, video, and data to residential developments internationally as well as in the U.S. The Company's Network Operations Services Division provides the overall day-to-day operations, maintenance, upgrading, 24/7 monitoring and expansion of all wireless broadband networks that the Company constructs, acquires, maintains and administers. Hereinafter, all references to the Company include the operations and financial condition of the Company and its operating divisions.

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

The Company's strategic plan is to develop US BankNet in a series of steps. First, it sells an individual financial institution ("FI") a private encrypted wireless network ("BranchNet") to replace the FI's wireline data communications wide-area network (WAN) to its branches. Five such networks have already been completed for FIs in Texas, Louisiana and Missouri, and a sixth is under construction. The Company plans to interconnect individual FI networks into Company-owned statewide networks to provide them with high-speed access to banking service providers, disaster recovery centers, correspondent banks, the Internet and the Federal Reserve. Three of the Company's Louisiana-based FI customers and the Louisiana State Police are participating in the Company's first statewide network, Louisiana BankNet, with construction commenced in April 2007. As statewide networks are completed, the Company plans to aggregate them into regional networks (i.e. "Southern BankNet") and aggregate the regional networks into its nationwide network, US BankNet.

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

RECENT EVENTS

During and subsequent to the quarter ended September 30, 2007, the Company has made significant progress with its strategic business plan as evidenced by the completion and announcement of numerous agreements. These include:

   o The completion of the acquisition of assets and operations of two central Texas Wireless Internet Service Providers (WISPs), Momentum Online and TSTAR Internet; adding approximately 5,500 customers and $2.4 million in annualized revenues. These acquisitions cover 5 counties in central Texas and will give the company a footprint covering 3,200 square miles, when integrated with the Company's existing central Texas WiNet and US-BankNet System, will give the Company a footprint covering a population of more than 22,500 businesses, over 550,000 residents and 36 regional and community bank charters aggregating 462 branch locations. Additionally, these acquisitions give the Company access to 55 towers, in addition to 78 towers that the Company already controls across the state.

   o The completion of $1,740,000, net of syndication costs, in equity financing from accredited investors during the third quarter ended September 30, 2007.

   o The completion of $2,235,000 in equity financing from accredited investors subsequent to the third quarter ended September 30, 2007.

   o The completion of $10 million in lease line of credit from BancLeasing, Inc. for funding the Company's US-BankNet System.

   o The Company paid off in cash the remaining $366,000 balance of the original $1,500,000 convertible debenture entered into with Global Capital Funding Group, L.P. (GCA), in September 2007.

   o The Company announced the completion of a new $2 million lease line with Agility Ventures LLC to provide incremental expansion capital for its growing wireless ISP operations in October 2007.

   o The Company announced that its patent-pending ERF Wireless CryptoVue(TM) Network Security Appliance would be marketed as a stand-alone VPN device for encrypting wired and wireless wide-area networks.

   o The patent-pending CryptoVue Network Security Appliance has successfully completed a testing program conducted by Motorola in its Schaumburg, Illinois, labs to validate its use with the MOTOwi4 wireless broadband solutions in applications requiring secure wireless communications. Under a Product Affiliation Agreement recently signed with Motorola, ERF Wireless has made its CryptoVue Network Security Appliance available to Motorola and Authorized Motorola Canopy Solutions Providers wanting to deploy secure wireless communications networks for non-financial industries as well.

   o The Company announced that it is deploying US-BankNet in the state of Texas to eventually provide connectivity to over 250 banks targeted in the state. The rollout of US-BankNet in Texas complements the deployment of US-BankNet already underway in the state of Louisiana.

   o The Company signed an agreement with CamSoft Data Systems to provide technical support for the Iberville Bank WiNet network that will cover 12 Iberville Bank WiNet locations; thereby converting their BranchNet system into a revenue-producing asset.

   o The Company signed a contract to acquire the largest transmission tower facility in Galveston County, Texas, to serve as the transmission hub for most of the Company's banking and wireless broadband networks in the southeastern part of Texas. This 1,120 foot tall tower and associated real estate is situated in an area south of Houston and provides a direct line of sight to a circular ground-level footprint seventy miles in diameter that includes all the cities in three counties, with a population base of more than 5 million people.

Additionally, on the financing front, the Company filed a registration statement to register underlying shares of common stock as related to an investment agreement and registration rights agreement with Dutchess Private Equities Fund, Ltd. The Investment Agreement has no upfront commitment fee shares, no warrants, no fees per draw down, no due diligence fees and no inactivity fees for utilization of the line. Pursuant to this investment agreement, Dutchess shall commit to purchase up to $10,000,000 of our common stock over the course of thirty-six (36) months. The maximum amount we may raise under the Investment Agreement is $10,000,000, provided we register enough shares to raise this amount, although we are not obligated to request the entire $10,000,000. Over a period of 36 months, we may periodically deliver new issue shares of our common stock to Dutchess, which then delivers cash to us based on a price per share tied to the current market price of our common stock. The Company determines the timing and utilization of the equity line, if any, following the effectiveness of a registration statement. The actual number of shares that we may issue subject to the investment agreement is not determinable as it is based on the market price of our common stock from time to time. The Company has received comments from the SEC and presently intends to file an amended registration statement during the fourth quarter of 2007.

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

The Company expects to complete the construction of the First Federal Bank of Louisiana BranchNet and US-BankNet contracts and the El Dorado FTTH network during the fourth quarter of calendar 2007 and, accordingly, will be recognizing the associated revenues for these projects on a percentage of completion method of accounting in the fourth quarter of 2007.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007, COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

The following table sets forth summarized consolidated financial information for the three and nine months ended September 30, 2007 and 2006:

                                                   Three Months Ended September 30,            Nine Months Ended September 30,
                                              -----------------------------------------   -----------------------------------------
               ($ IN THOUSANDS)                 2007       2006     $ Change   % Change     2007       2006     $ Change   % Change
                                              --------   --------   --------   --------   --------   --------   --------   --------
Total sales                                   $  1,236   $    195   $  1,041       534%   $  4,165   $  1,445   $  2,720       188%
Cost of goods sold                                 894        110        784       713%      2,697        997      1,700       171%
                                              --------   --------   --------   --------   --------   --------   --------   --------
Gross profit                                       342         85        257       302%      1,468        448      1,020       228%
                                              --------   --------   --------   --------   --------   --------   --------   --------
Percent of total sales                             28%        44%                              35%        31%
Operating expenses                               1,662      1,305        357        27%      4,668      4,431        237         5%
                                              --------   --------   --------   --------   --------   --------   --------   --------
Loss from operations                            (1,320)    (1,220)      (100)        8%     (3,200)    (3,983)       783       -20%
Other income/(expense)                            (448)      (391)       (57)       15%     (1,236)       178     (1,414)     -794%
                                              --------   --------   --------   --------   --------   --------   --------   --------
Net loss                                        (1,768)    (1,611)      (157)       10%     (4,436)    (3,805)      (631)       17%
                                              --------   --------   --------   --------   --------   --------   --------   --------
Deemed dividend related to beneficial
     conversion feature of preferred stock           -          -          -                     -       (130)       130      -100%
                                              --------   --------   --------   --------   --------   --------   --------   --------
Net loss attributable to common shareholders  $ (1,768)  $ (1,611)  $   (157)       10%   $ (4,436)  $ (3,935)  $   (501)       13%
                                              ========   ========   ========   ========   ========   ========   ========   ========

For the three months ended September 30, 2007, the Company's consolidated operations generated net sales of $1,236,000 compared to prior-year net sales of $195,000 for the three months ended September 30, 2006. The increase in net sales is primarily attributable to the substantial progress made to date on the $2+ million project with the El Dorado Golf and Beach Club of San Jose del Cabo, Mexico, an increase in recurring wireless WISP services and an increase in banking network services. For the three months ended September 30, 2007, the Company had a gross profit margin of 28%, compared to a gross profit margin of 44% for the prior-year three-month period ended September 30, 2006. The decrease in gross profit margin is primarily attributable to several factors: (i) additional completion costs associated with the El Dorado FTTH project, (ii) additional direct operating costs attributable to the increased WISP customer base and (iii) increased ongoing development costs in the expansion of the banking network services.

For the nine months ended September 30, 2007, the Company's consolidated operations generated net sales of $4,165,000 compared to prior-year net sales of $1,445,000 for the nine months ended September 30, 2006. The increase in net sales is primarily attributable to the substantial progress made to date on the $2+ million project with the El Dorado Golf and Beach Club of San Jose del Cabo, Mexico, an increase in recurring wireless WISP services; offset by a decrease in banking network services resulting from minimal network construction revenues in the third quarter of 2007. For the nine months ended September 30, 2007, the Company had a gross profit margin of 35%, compared to a gross profit margin of 31% for the prior-year nine-month period ended September 30, 2006. The increase in gross profit margin is primarily attributable to several factors: (i) approximately $723,000 increase in gross margin attributable to the El Dorado FTTH project, (ii) approximately $560,000 increase in gross margin attributable to the increased WISP customer base and (iii) a $185,000 increase in gross margins for banking network services.

The Company incurred a net loss of $1,768,000 for the three months ended September 30, 2007. The Company's net loss for the three months ended September 30, 2007, included approximately $68,000 in depreciation and amortization expenses, $249,000 of interest expense, $121,000 of derivative expense, $346,000 of other general and administrative expense, $738,000 in employment expenses and $588,000 in professional services.

SALES INFORMATION

Set forth below is a table presenting summarized sales information for our business segments for the three months ended September 30, 2007 and 2006:


     ($ IN THOUSANDS)                                Three Months Ended September 30,

     Business Segment              2007     % of Total      2006     % of Total    $ Change     % Change
-----------------------------    --------   ----------    --------   ----------   ----------   ----------
Wireless Messaging Services      $    512          41%    $    105          54%   $      407         388%
Bundled Wireless Services             354          29%          24          12%          330        1375%
Enterprise Network Services           370          30%          66          34%          304         461%
                                 --------   ----------    --------   ----------   ----------   ----------
Total Sales                      $  1,236         100%    $    195         100%   $    1,041         534%
                                 ========   ==========    ========   ==========   ==========   ==========

Set forth below is a table presenting summarized sales information for our business segments for the nine months ended September 30, 2007 and 2006:


     ($ IN THOUSANDS)                                 Nine Months Ended September 30,

     Business Segment              2007     % of Total      2006     % of Total    $ Change     % Change
-----------------------------    --------   ----------    --------   ----------   ----------   ----------
Wireless Messaging Services      $  2,350          56%    $    468          32%   $    1,882         402%
Bundled Wireless Services           1,031          25%          72           5%          959        1332%
Enterprise Network Services           784          19%         905          63%         (121)        -13%
                                 --------   ----------    --------   ----------   ----------   ----------
Total Sales                      $  4,165         100%    $  1,445         100%   $    2,720         188%
                                 ========   ==========    ========   ==========   ==========   ==========

For the three months ended September 30, 2007, net sales increased to $1,236,000 from $195,000 for the three months ended September 30, 2006. The overall increase of 534% was primarily attributable to the substantial progress made to date on the $2+ million project with the El Dorado Golf and Beach Club of San Jose del Cabo, Mexico, an increase in recurring wireless WISP services and an increase in banking network construction services.

For the nine months ended September 30, 2007, net sales increased to $4,165,000 from $1,445,000 for the nine months ended September 30, 2006. The overall increase of 188% was primarily attributable to the substantial progress made to date on the $2+ million project with the El Dorado Golf and Beach Club of San Jose del Cabo, Mexico, an increase in recurring wireless WISP services; and decrease in the number of bank construction projects in Louisiana.

COST OF GOODS SOLD

The following tables set forth summarized cost of goods sold information for the three months ended September 30, 2007 and 2006:


     ($ IN THOUSANDS)                         Three Months Ended September 30,

     Business Segment              2007     % of Total      2006     % of Total    $ Change     % Change
-----------------------------    --------   ----------    --------   ----------   ----------   ----------
Wireless Messaging Services      $    434          49%    $     49          45%   $      385         786%
Bundled Wireless Services             207          23%           7           6%          200        2857%
Enterprise Network Services           253          28%          54          49%          199         369%
                                 --------   ----------    --------   ----------   ----------   ----------
Total cost of sales              $    894         100%    $    110         100%   $      784         713%
                                 ========   ==========    ========   ==========   ==========   ==========


                                             Three Months Ended September 30,
                                      ---------------------------------------------
     ($ IN THOUSANDS)                   2007       2006      $ Change     % Change
----------------------------------    --------   --------   ----------   ----------
Products and integration service      $    291   $     37   $      254         686%
Rent and maintenance                        46         25           21          84%
Salary and related cost                    230         25          205         820%
Depreciation                                56          8           48         600%
Other costs                                271         15          256        1707%
                                      --------   --------   ----------   ----------
Total cost of sales                   $    894   $    110   $      784         713%
                                      ========   ========   ==========   ==========

The following tables set forth summarized cost of goods sold information for the nine months ended September 30, 2007 and 2006:


     ($ IN THOUSANDS)                                 Nine Months Ended September 30,

                                   2007     % of Total      2006     % of Total    $ Change     % Change
-----------------------------    --------   ----------    --------   ----------   ----------   ----------
Wireless Messaging Services      $  1,627          60%    $    236          24%   $    1,391         589%
Bundled Wireless Services             471          18%          44           4%          427         970%
Enterprise Network Services           599          22%         717          72%         (118)        -16%
                                 --------   ----------    --------   ----------   ----------   ----------
Total cost of sales              $  2,697         100%    $    997         100%   $    1,700         171%
                                 ========   ==========    ========   ==========   ==========   ==========

                                             Nine Months Ended September 30,
                                      ---------------------------------------------
     ($ IN THOUSANDS)                   2007       2006      $ Change     % Change
----------------------------------    --------   --------   ----------   ----------
Products and integration service      $  1,736   $    791   $      945         119%
Rent and maintenance                       138         57           81         142%
Salary and related cost                    378         19          359        1889%
Depreciation                               143         76           67          88%
Other costs                                302         54          248         459%
                                      --------   --------   ----------   ----------
Total cost of sales                   $  2,697   $    997   $    1,700         171%
                                      ========   ========   ==========   ==========

For the three months ended September 30, 2007, cost of goods sold increased by $784,000, or 713%, to $894,000 from $110,000 as compared to the three months ended September 30, 2006. The increase of $784,000 in cost of goods sold is primarily attributable to the associated cost of goods sold for the $2+ million project with the El Dorado Golf and Beach Club of San Jose del Cabo, Mexico, and the additional cost of goods sold attributable to the increases in salaries and other costs associated with the WISP operations.

For the nine months ended September 30, 2007, cost of goods sold increased by $1,700,000, or 171%, to $2,697,000 from $997,000 as compared to the nine months ended September 30, 2006. The increase of $997,000 in cost of goods sold is primarily attributable to the associated cost of goods sold for the $2+ million project with the El Dorado Golf and Beach Club of San Jose del Cabo, Mexico, and the additional cost of goods sold attributable to the increased recurring WISP revenues; partially offset by a decrease in banking network services resulting from minimal network construction revenues in the third quarter of 2007.

OPERATIONS EXPENSES

The following table sets forth summarized operating expense information for the three and nine months ended September 30, 2007 and 2006:


                                              Three Months Ended September 30,                Nine Months Ended September 30,
     ($ IN THOUSANDS)                   2007       2006      $ Change     % Change      2007       2006      $ Change     % Change
----------------------------------    --------   --------   ----------   ----------   --------   --------   ----------   ----------
Employment expenses                   $    646   $    628   $       18           3%   $  2,246   $  2,152   $       94           4%
Professional services                      588        375          213          57%      1,334      1,199          135          11%
Rent and maintenance                        66         79          (13)        -16%        199        243          (44)        -18%
Depreciation and amortization               68         63            5           8%        203        187           16           9%
Other general and administrative           294        160          134          84%        686        650           36           6%
                                      --------   --------   ----------   ----------   --------   --------   ----------   ----------
Total operating expenses              $  1,662   $  1,305   $      357          27%   $  4,668   $  4,431   $      237           5%
                                      ========   ========   ==========   ==========   ========   ========   ==========   ==========

For the three months ended September 30, 2007, operating expenses increased by 27% to $1,662,000, as compared to $1,305,000 for the three months ended September 30, 2006. The overall increase as evidenced by the immediately preceding table, are discussed below:

   o A $18,000 increase in employment expense. The increase is primarily attributable to increased staffing associated with our growing WISP operations and earned stock options from certain contractual management contracts.

   o  A $213,000 increase in professional services.

   o  A $13,000 decrease in rent and maintenance.

   o  A $134,000 increase in other general and administrative expense.

For the nine months ended September 30, 2007, operating expenses increased by 5% to $4,668,000, as compared to $4,431,000 for the nine months ended September 30, 2006. The increases that occurred, as evidenced by the immediately preceding table, are discussed below:

   o A $94,000 increase in employment expense, primarily attributable to increased staffing associated with our growing WISP operations.

   o  A $135,000 increase in professional services.

   o  A $44,000 decrease in rent and maintenance.

   o  A $16,000 increase in depreciation and amortization.

   o  A $36,000 increase in other general and administrative expense.

OTHER (INCOME) EXPENSE, NET

For the nine months ended September 30, 2007, the increase in other expense is primarily attributable to interest expense on debt obligations totaling $904,000, of which $642,000 of interest is associated with derivative instruments during the year. The increase is also attributable to derivative expense of $202,000 and warrant expense of $128,000 as compared to interest expense of $450,000 related to derivative instruments and derivative income of $770,000 for the nine months ended September 30, 2006. This expense represents the net unrealized (non-cash) charge during the nine months ended September 30, 2007, in the fair value of our derivative instrument liabilities related to warrants and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately.

NET LOSS

For the nine months ended September 30, 2007, our net loss was $4,436,000 compared to a loss of $3,805,000 for the nine months ended September 30, 2006. The increase in the loss for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006, was attributable to the factors discussed immediately above.

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS

For the nine months ended September 30, 2007, our net loss was $4,436,000 compared to a loss of $3,935,000 for the nine months ended September 30, 2006. The Company's Net Loss Applicable to common shareholders included deemed dividends on the beneficial conversion of nine months ended September 30, 2006.

CASH FLOWS

The Company's operating activities decreased net cash used by operating activities to $1,376,000 in the nine months ended September 30, 2007, compared to net cash used of $2,502,000 in the nine months ended September 30, 2006. The decrease in net cash used by operating activities was primarily attributable to an increase in non-cash expenses and stock-based compensation for services totaling $2,981,000 and $79,000 of cash provided by fluctuations in working capital requirements consisting of the combination of accounts receivable, inventory, prepaid expenses, accounts payable, accrued expenses, cost and profit in excess of billings, deferred liability lease and deferred revenue.

The Company's investing activities used net cash of $475,000 in the nine months ended September 30, 2007, compared to use of net cash of $123,000 in the nine months ended September 30, 2006. The increase in investing activities is primarily growing WISP capabilities through expansion of our infrastructure in Texas and Louisiana.

The Company's financing activities provided net cash of $2,396,000 in the nine months ended September 30, 2007, compared to $2,066,000 of cash provided in the nine months ended September 30, 2006. The cash provided in the nine months ended September 30, 2007, was primarily associated with the proceeds from line of credit net.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

At September 30, 2007, the Company's current assets totaled $1,906,000 (including cash and cash equivalents of $938,000). Total current liabilities were $2,162,000, resulting in negative working capital of $256,000. The Company has funded operations to date through a combination of utilizing cash on hand, issuing common stock to settle certain current liabilities, borrowings and raising additional capital through the sale of its securities. The Company operations for the nine months ended September 30, 2007, was primarily funded by proceeds from the Company's line of credit totaling $403,000; sale of restricted common stock, net to accredited investors, of $1,740,000; proceeds for equipment financing $305,000; and convertible debt financing of $387,500. During the nine months ended September 30, 2007, the Company issued 29,271,000 shares of common stock. Of these shares, 21,230,000 shares of restricted common stock were issued for cash consideration, conversion of debt securities, and for other related financing and business activities, and 8,041,000 shares of unrestricted common stock were issued to employees in lieu of salary and consultants for business development services for aggregate consideration of approximately $1.1 million.

CURRENT DEBT FACILITY

At September 30, 2007, the Company had approximately $591,000 available on a $3 million unsecured revolving credit facility with Angus Capital Partners, which matures in February 2009 and is not convertible into stock of the Company. The terms of the two-year unsecured revolving credit facility will allow us to draw upon the facility as financing requirements dictate and provides for quarterly interest payments at an annual 12% rate. The loan may be prepaid without penalty or repaid at maturity. In the event that the Company draws down the full $3 million amount available under the revolving credit facility on or prior to December 31, 2007, and the Company requires additional working capital to pursue its business strategy and operations and has not closed on alternative debt or equity financing aggregating at least $1 million, the lender has agreed to fund up to an additional $1 million during 2007 under the same terms and conditions.

DUTCHESS FACILITY

On June 14, 2007, we entered into an Investment Agreement with Dutchess whereby Dutchess agreed to purchase up to $10,000,000 shares of our common stock over the course of thirty-six (36) months. The Company filed a Registration Statement with the SEC covering an issuance of 10,000,000 of common stock under the equity line agreement. The Company has received comments from the SEC and presently intends to file an amended registration statement during the 4th quarter of this fiscal year.

USE OF WORKING CAPITAL

We believe our cash, anticipated cash flow from operations and available credit facilities afford us adequate liquidity for the next 12 months, although we expect to raise additional capital during this period to fund our anticipated growth for our banking and WISP network businesses if acceptable terms are available. Furthermore, we anticipate that we will need additional capital in the future to continue to expand our business operations, which expenditures may include the following:

   o  Acquisitions of one or more companies, networks or other assets.

   o Investment in towers, radios, customer premise equipment and other related equipment associated with wireless broadband expansion plans.

   o Investment in back office systems and related infrastructure to support the Company's wireless broadband expansion plans.

   o Investment in laboratory facilities including test and simulation equipment.

   o Investment or licensing of certain intellectual property related to the Company's wireless broadband expansion plans.

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

CONTRACTUAL OBLIGATIONS

The following table sets forth contractual obligations as of September 30, 2007 (in thousands):

                                                       Payments Due by Period
                                 -------------------------------------------------------------------
                                                Less than                                 More than
                                    Total         1 Year      1-3 Years     3-5 Years      5 Years
                                 -----------   -----------   -----------   -----------   -----------
CONTRACTUAL OBLIGATIONS:
  Long-term debt obligations     $     3,650   $       876   $     2,774   $         -   $         -
  Capital lease obligations      $       692            36           411           245             -
  Operating lease obligations          1,190           101           882           207             -
                                 -----------   -----------   -----------   -----------   -----------
TOTAL CONTRACTUAL OBLIGATIONS    $     5,532   $     1,013   $     4,067   $       452   $         -
                                 ===========   ===========   ===========   ===========   ===========

The Company's contractual obligations consist of long-term debt of $2,711,000, derivative liabilities of APHIC OMITTED] $352,000, unamortized debt discount of $59,000, and interest expense of $528,000 as set forth in Note 8 to the company's financial statements, Notes Payable and Long-Term Debt, and certain obligations for operating leases requiring future minimal commitments under non-cancelable leases set forth in Note 10 - Commitments and Contingencies.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2007, the Company did not have any significant off-balance-sheet arrangements other than certain office and tower facility operating leases requiring minimal commitments under non-cancelable leases disclosed in the table above.

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

The identification of, and accounting for, derivative instruments is complex. Our derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur. For options, warrants and bifurcated embedded derivative features that are accounted for as derivative instrument liabilities, we estimate fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. The valuation techniques require assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the option. Because of the limited trading history for our common stock, we have estimated the future volatility of our common stock price based on not only the history of our stock price but also the experience of other entities considered comparable to us. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our financial statements.
                                       29

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

ITEM 3. CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. In August 2007, the Company determined that it lacked sufficient controls and procedures governing the tracking of the total quantity of issuance of shares of its S-8 common stock and has adopted a policy whereby it has set up stronger controls and agreements with the transfer agent to avoid this situation in the future.

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

On July 27, 2007, an accredited investor acquired 1,428,571 shares of common stock at $0.35 per share in a private placement.

On August 16, 2007, accredited investors acquired 208,334 shares of common stock at $0.48 per share.

On September 9, 2007, accredited investors acquired 6,265,000 shares of common stock at $0.20 per share.

On August 16, 2007 and August 20, 2007, accredited investors acquired 456,621 shares of common stock at $0.22 per share pursuant to a conversion of E-series bonds.

On August 16, 2007, accredited investors acquired 20,962 shares of common stock at $0.17 per share pursuant to a conversion of E-series bonds.

On August 20, 2007, an accredited investor acquired 94,340 shares of common stock at $0.26 per share pursuant to a conversion of E-series bonds.

On August 20, 2007, an accredited investor acquired 295,276 shares of common stock at $0.38 per share pursuant to a conversion of E-series bonds.

On July 11, 2007, an accredited investor acquired 28,019 shares of common stock pursuant to Preferred A Conversions.

On July 23, 2007, an accredited investor acquired 1,867,636 shares of common stock pursuant to Preferred A Conversions.

On September 19, 2007, an accredited investor acquired 563,588 shares of common stock at $0.48 per share in a conversion of debt to equity.

On September 30, 2007, an accredited investor acquired 369,461 shares of common stock at $0.20 per share in a conversion of debt to equity.

ITEM 3. DEFAULT IN SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5. OTHER INFORMATION

Between October 31, 2007 and November 9, 2007, we issued to various accredited investors an aggregate of 2,382,795 shares of common stock for aggregate consideration of $2,235,000. We relied on Section 4(2) of the Act in effecting this transaction.

As filed in the Company's 8-K report dated September 24, 2007, in August 2007, the Company discovered that it did not amend or supplement its Registration Statement on Form SB-2 (file #333-130274) to reflect the reallocation of shares among selling shareholders in the selling shareholder table. A total of 497,036 shares (valued at approximately $131,000) were not specifically allocated among selling shareholders and were believed to be resold between August 2006 and October 2006 without filing a supplement or amendment, and a total of 123,706 shares (valued at approximately $10,000) were reallocated among selling shareholders and were believed to have been sold between February 2007 and April 2007 without filing a supplement or amendment. While these shareholders could be entitled to rescission rights that would entitle recovery of their purchase price less any sales proceeds received, the Company believes that these shareholders would have been able to rely on the resale registration statement as well as on Section 4(1) of the Securities Act and as of the date hereof the selling shareholders have made no monetary claim against the Company.

As filed in the Company's 8-K report dated September 21, 2007, during the period from January 31, 2007 through May 25, 2007, the Company issued 4,729,534 shares of common stock for services rendered valued at approximately $560,432 to employees in lieu of salary and consultants for business development services, all such issuances being part of the Company's ordinary course of business. The Company subsequently determined in August 2007 that there were insufficient shares reserved pursuant to the then existing written compensatory plan to cover the issuance of these 4,729,534 shares, and moreover, that such shares were issued without a restrictive legend pursuant to a registration statement on Form S-8 that did not cover the issuance of such shares. The Company initiated a rescission offer in August 2007, with respect to all of the holders of shares issued during this period, and holders of 4,727,261 shares (equating to $560,182) rejected the rescission offer and as of the date hereof the recipients have made no monetary claim against the Company.

ITEM 6. EXHIBITS

        Exhibit 31.1    Certification of Chief Executive Officer Pursuant to
                        Section 302 of the Sarbanes-Oxley Act
        Exhibit 31.2    Certification of Chief Financial Officer Pursuant to
                        Section 302 of the Sarbanes-Oxley Act
        Exhibit 32.1    Certification of Chief Executive Officer Pursuant to
                        18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
        Exhibit 32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ERF WIRELESS, INC.

                                        By: /s/ H. Dean Cubley
                                            ------------------------------------
                                            Name: H. Dean Cubley
                                            Title: Chief Executive Officer
                                            Date: November 17, 2007