Form 10KSB
period 2007-12-31
ERF Wireless, Inc.
filed 2008-03-31
CIK 1020646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2007

COMMISSION FILE NUMBER 000-27467

ERF WIRELESS, INC.
(Exact name of registrant as specified in its charter)

Nevada	000-27467	76-0196431
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

2911 SOUTH SHORE BOULEVARD, SUITE 100, LEAGUE CITY, TEXAS 77573
 (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (281) 538-2101

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

$.001 PAR VALUE COMMON STOCK

Check whether the issuer is not required to file report pursuant to Section 13 or 15(d) of the Exchange Act [_]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell Company (as define in 12b-2 of the Exchange Act). [_] Yes [X] No

ERF Wireless, Inc.'s revenue for its most recent fiscal year was $5,569,000.

As of March 26, 2008 the aggregate market value of the shares of common stock held by non-affiliates (based on the closing price of $0.57 per share for the common stock as quoted on that date) was approximately $41,148,331.

As of March 25, 2008, the Company had outstanding 72,190,054 shares of its $.001 par value common stock.

Transitional Small Business Disclosure Format (check one): Yes [X] No [_]

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

ITEM 1. DESCRIPTION OF BUSINESS

THE COMPANY

The Company provides wireless communications products and services with an emphasis on providing reliable, high-speed wireless broadband services. The core focus of the Company is designing, constructing, maintaining and monitoring high capacity secure encrypted wireless T1 replacement networks for the regional banking industry.  In addition, a complement to the core banking business and to provide maintenance services for the banks as well as to produce additional recurring revenue, the Company acquires and/or constructs strategically placed wireless broadband networks to provide delivery of reliable, bundled high-speed wireless broadband services including Internet, data, voice, security and limited video services for enterprise, commercial, residential and private entities, as well as cities and unincorporated areas.

The Company has four primary business reporting segments to provide solutions and services to the regional banks as well as different segments of the wireless industry. The Company's revenues to date have been generated through three of the four primary business reporting segments:

ENTERPRISE NETWORK SERVICES

Enterprise Network Services provides a turnkey design and implementation service in the area of secure wireless broadband networks for regional banks. Enterprise Network Services' focus is on obtaining design and construction contracts with banks in conjunction with long-term maintenance and monitoring contracts. All monitoring contracts are managed by the Company's Network Operations Services Division. Additionally, once the Company has designed and constructed the wireless broadband networks for the banks, the Company may, through its Wireless Bundled Services (WBS) subsidiary, use the same network under a revenue sharing agreement with the banks to sell wireless broadband services to private entities, cities, municipalities and the general public in that region.

Enterprise Network Services currently has long term maintenance contracts with five (5) banking networks. For the twelve months ended December 31, 2007 Enterprise Network Services contributed 23% of the revenues of the Company and 19% of the losses attributable to the Company's business segments.

WIRELESS BUNDLED SERVICES

Wireless Bundled Services was formed to provide wireless broadband products and services, including Internet, voice and data to serve private entities, cities, municipalities and the general public. Wireless Bundled Services intends to focus on rural markets. The Company plans to offer these services by acquiring smaller established rural wireless broadband companies in areas where the Company already has or plans to have customers for its ENS wireless banking product.

As of the twelve months ended December 31, 2007, the Wireless Bundled Services contributed 34% of the revenues of the Company and 11% of the losses attributable to the Company's business segments. The Company is still in the early stages of developing the Wireless Bundled Services division.

WIRELESS MESSAGING SERVICES

Wireless Messaging Services provides wireless broadband and fiber-to-the-home system network design and implementation, manufactures and supplies high-power infrastructure equipment to the paging and mobile industry and owns and operates a wide-area messaging service (paging retail). Wireless Messaging Services also is the subsidiary of ERF Wireless that conducts all special projects and contract engineering for the company. Additionally, Wireless Messaging Services manufactures certain paging transmitter equipment. The majority of Wireless Messaging Services' contracts are short term. Wireless Messaging Services contributed 44% of the Company's revenues for the twelve months ended December 31, 2007, and 1% of the losses attributable to the Company's business segments.

NETWORK OPERATIONS SERVICES

Network Operations Services Division was created to provide the overall day-to-day operation and 24/7 monitoring for all wireless broadband networks that the Wireless Bundled Services, Wireless Messaging Services or Enterprise Networks Services divisions construct, acquire, maintain and administer. In addition, the Network Operations division may provide monitoring for other third parties.

As of the twelve months ended December 31, 2007, the Network Operations division's revenues and losses were not material. The Company is still in the early stages of developing the Network Operations division revenue stream.

GENERAL

Our principal executive offices are located at 2911 South Shore Blvd., Suite 100, League City, Texas 77573, and our telephone number is (281) 538-2101. We maintain web sites at www.erfwireless.com and www.erfwireless.net. We make available free of charge through our web site our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such material with or to the SEC. You may access and read our SEC filings through the SEC's web site (http:www.sec.gov). This site contains reports, proxy and information statements and other information regarding registrants, including us, that file electronically with the SEC.

All references to "we," "our," or "us" refer to ERF Wireless, Inc., a Nevada corporation, and our subsidiaries.

OUR MARKET AND BUSINESS STRATEGY

The market for wireless broadband product and service revenue has grown dramatically over the past few years and is expected to continue to grow.

Wireless broadband provides a versatile broadband communication medium that is cheaper than a wired solution, is faster to implement and can be configured for one or more applications. Given the wireless technology gains and the Federal Communications Commission's ("FCC") adoption of an order to restructure frequencies within one of the several bands used for wireless broadband communication, we believe that wireless broadband will become a "third pipe" as both an alternative and extension to DSL and cable modem services, the two chief means of delivering high-speed Internet and data service today. In addition, we believe wireless broadband can replace costly telephone company T1 leased lines for many point to point data and voice applications as are generally utilized in the banking and healthcare industries.

Historically, broadband wireless has been in use for several years, but only with the advent of industry standards has it been possible to link the many small systems that have grown up into a much more robust wide-area network that we believe will accelerate the growth of the wireless broadband industry.

The Company's vision is to develop, own and operate a nationwide fiber, satellite and encrypted wireless network for the banking industry called US BankNet. The Company leases fiber for long-haul data transmissions, builds encrypted wireless infrastructure for the "last mile," and incorporates satellite failover for redundancy.

The Company's strategic plan is to develop US BankNet in a series of steps. First, it sells an individual financial institution ("FI") a private encrypted wireless network ("BranchNet") to replace the FI's wireline data communications wide area network (WAN) to its branches. Five such networks have already been completed for FIs in Texas, Louisiana and Missouri, and a sixth is underway. The Company plans to interconnect individual FI networks into Company-owned statewide networks to provide them with high-speed access to banking service providers, disaster recovery centers, correspondent banks, the Internet and the Federal Reserve. Three of the Company's Louisiana-based FI customers and the Louisiana State Police are participating in the Company's first statewide network, Louisiana BankNet, with construction underway since April 2007. As statewide networks are completed, the Company plans to aggregate them into regional networks (i.e. "Southern BankNet") and aggregate the regional networks into its nationwide network, US BankNet.

In the U.S. there are 2,426 community banks and 431 credit unions that meet the size criteria of the Company's wireless broadband T1 replacement model. This market segment of banks and credit unions have between 5 and 19 branches with the primary target group averaging 12 branches. This represents a large potential market. There are an additional 492 large banks with 20 or more branches with an average of 135 branches representing an additional large market potential. The Company has entered into a marketing agreement with Motorola to sell and support the Company's products in this segment of the market. The Company is also in negotiations with selected large core banking service providers to market and sell the Company's products to their respective customer bases.

The Company also plans to expand its offering to provide wireless broadband product and service solutions to other large vertical markets where high bandwidth and secure communications are needed (such as hospitals, schools, law enforcement, etc.), especially in areas where it can leverage the excess capacity in network infrastructure already constructed and paid for by its bank customers.

To date the Company has acquired certain assets and or operations of eleven small and medium size wireless broadband networks in key underserved regions. The Company anticipates that it will expand by both organic growth and acquisition in areas where its banking network subsidiary has sold BranchNet networks so that the Company can capitalize on the wireless network infrastructure it constructs for its bank customers. A strategy is to agree with its bank customers to use the bank's network backbone on a revenue sharing basis to sell wireless broadband services to schools, hospitals, businesses, municipal entities and residential customers in the region covered by that bank's BranchNet network with little or no additional infrastructure cost to the Company.

ERF WIRELESS'S PRODUCTS AND SERVICES

ENTERPRISE NETWORK SERVICES

Enterprise Network Services provides a turnkey design and implementation in the area of secure wireless broadband networks for regional banks. The acquisition of the assets of Skyvue USA in 2005 provided Enterprise Network Services with experience in designing, constructing, maintaining and monitoring enterprise-class wireless broadband networks for the regional banking industry in several areas of the country.

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

In order to satisfy the security concerns of banking regulators, Enterprise Network Services has developed a proprietary encryption device (CryptoVueTM), consisting of hardware and software, as well as an integrated security protocol and 24x7 monitoring.

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

WIRELESS BUNDLED SERVICES

Wireless Bundled Services Division was formed to provide wireless broadband products and services, including Internet, voice and data to serve private entities, cities, municipalities and the general public. These services are provided to both commercial and retail customers throughout the coverage area where ERF Wireless owns wireless broadband networks or operates wireless broadband networks. The Company offers these services by acquiring established rural wireless broadband companies.

Wireless Bundled Services operates primarily in the rural markets which tend to be underserved by the major telephone and cable companies and where wireless broadband can offer a distinct cost advantage over other forms of broadband connectivity.

WIRELESS MESSAGING SERVICES

Wireless Messaging Services provides wireless broadband system design and implementation, manufacturers and supplies high-power infrastructure equipment to the paging and mobile industry and owns and operates a wide-area messaging service (paging retail). Wireless Messaging Services implements and constructs new fiber-to-the-home broadband networks for third party customers. Wireless Messaging Services also manufactures some high power wireless paging transmitter equipment.

The wireless broadband system design and implementation function is a service that Wireless Messaging Systems provides to other outside organizations.

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

More recently, Wireless Messaging Services has developed a triple play voice, video, and data fiber-to-the-home product that is being offered provided to residential developments both in the U.S. as well as internationally.

NETWORK OPERATIONS SERVICES

Network Operations Services Division provides the overall day-to-day operation and 24/7 monitoring to all wireless broadband networks that the Wireless Messaging Services, Wireless Bundled Services, or Enterprise Networks Services divisions construct, acquire, maintain and administer. In addition, the Network Operations Services Division may provide monitoring for other third parties. This service function is conducted from the state-of-the-art Network Operations Center facility located at the ERF Wireless corporate headquarters in League City, Texas.

The Network Operations Center is typically a support facility to all of the other divisions and subsidiaries of ERF Wireless, providing the capability to quickly locate and notify the appropriate repair organization regarding a network problem in any of the wireless broadband networks that ERF Wireless owns or operates.

COMPETITION

The Company competes in the regional banking data network business with traditional telephone companies. These companies offer limited bandwidth wireline circuits. The Company expects that well capitalized companies may provide a similar type of secure wireless broadband capability in the future, resulting in competition.

We also compete for subscription revenues with multiple companies providing Internet services on a nationwide basis, discount ISPs and smaller regional ISPs. We also compete with companies that provide Internet access via narrowband and broadband technologies, such as Internet access providers, cable companies and telephone companies, most of which offer the same Internet connectivity services.

The Company sells third-party licensed products and services into its customer base such as Voice over Internet Protocol phone systems, check and deposit item imaging and bank branch capture systems, video conferencing systems, video surveillance systems, satellite systems and other high bandwidth-consuming products and services. As the Company enters these markets, it will be entering a highly competitive industry dominated by large, well-funded incumbent providers. The Company is planning to target its customer base where it is already providing encrypted wireless services. Those markets are also characterized by competition that includes smaller regional telecommunications providers.

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

INTELLECTUAL PROPERTY, PROPRIETARY RIGHTS AND LICENSES

Our success depends to a significant degree on our methodologies and software applications. The Company has filed five patent applications on its CryptoVue(TM) technology. The abstract of the patent application filing included the secure, triple-controlled system for data over a network, which protects against data theft or alteration by one or more ("e.g., two") corrupt insiders working together with outsiders. A combination of dual-control tamper-resistant routers, physical hardware keys and encryption keys enforces what the Company believes to be best practice security protocols with thorough auditing. A remote monitoring center provides a third level of control along with remote auditing and detailed change-control alerts. The Company can provide no assurance that it will be successful in obtaining its patents on its intellectual property.

We file copyright and trademark applications as deemed necessary. In addition, we rely on laws protecting trade secrets, common law rights with respect to copyrights and trademarks, as well as non-disclosure and other contractual agreements to protect proprietary rights. There can be no guarantee that our intellectual property and those laws, and the procedures initiated to protect our business, will prevent misappropriation of our proprietary software and web site applications. In addition, those protections may not totally preclude competitors from developing products with similar features as those of ERF Wireless.

Although we believe our products and services are unique and do not infringe upon the proprietary rights of others, there is no assurance that infringement claims will not be brought against us in the future. Any such claim could result in costly litigation or have a material adverse effect on our business, operating results and financial condition.

GOVERNMENTAL REGULATION

Our wireless Internet access products currently operate in a combination of licensed and unlicensed spectrum.

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

EMPLOYEES

As of March 26, 2008, we employ 67 full-time employees and 10 consultants. We have no collective bargaining agreements with our employees.

CUSTOMERS

Our Enterprise Network Services subsidiary customers consist of regional banking networks. Our Wireless Messaging Services Division focuses on a diversified base of customers and end users consisting of service providers, government agencies, businesses and other enterprises. Our Wireless Bundled Services Division will focus mostly on servicing private entities, commercial developments, cities, municipalities, and the general public in rural areas. Our Network Operations Services Division's customers will be the customers of both the Enterprise Network Services and Wireless Bundled Services divisions. The Company had two customers that represented approximately 36% and 12% of gross sales for the twelve months ended December 31, 2007. During the year ended December 31, 2006, two different customers that represented 34% and 19% of the Company's gross sales.

RESEARCH AND DEVELOPMENT

We provide internal research and development for our patent pending CryptoVue technology utilized by our Enterprise Network Services subsidiary in the regional banking application as well as other industries. Otherwise, we rely on the providers of the products we sell to upgrade their products through research and development. Consequently, we do not perform material research and development and we have not incurred any material research and development costs during the two previous fiscal years and do not anticipate incurring any such costs in the current fiscal year.

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

WE HAVE A LIMITED OPERATING HISTORY WITH SIGNIFICANT LOSSES AND EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE

We have incurred annual operating losses since our inception. As a result, at December 31, 2007, we had an accumulated deficit of $18,694,000. Our gross revenues for the twelve months ended December 31, 2007 were $5,569,000, with a loss from operations of $5,773,000 and a net loss applicable to common shareholders of $7,067,000. As we pursue our business plan, we expect our operating expenses to increase significantly, especially in the areas of sales and marketing. As a result of these expected cost increases, we expect to incur losses from operations in 2008.

WE HAVE A LIMITED CASH AND LIQUIDITY POSITION AND MAY NEED TO RAISE ADDITIONAL FUNDS TO FUND OPERATIONS

As of December 31, 2007, we had cash and cash equivalents balances of $2,211,000 and working capital of $224,000. The Company has a multi-year $4 million unsecured revolving credit facility, and as of December 31, 2007, there was approximately $1,591,000 available under that facility. Additionally, we have available project and equipment financing of $11,000,000. We believe our cash, anticipated cash flow from operations and available credit facilities afford us adequate liquidity for 2008, although we will likely need to raise additional capital during this period to fund our anticipated growth for our banking and WISP network businesses if acceptable terms are available, and to fund unexpected or unanticipated working capital expenditures. Moreover, we anticipate that we will need additional capital in the future to continue to expand our business operations. We have historically financed our operations through private equity and debt financings. We do not have any commitments for equity funding at this time, and additional funding may not be available to us on favorable terms, if at all. As such there is no assurance that we can raise additional capital from external sources, the failure of which could cause us to sell assets or curtail operations.

A DEFAULT OF THE TERMS OF OUR SIGNIFICANT DEBT OBLIGATIONS MAY SUBJECT US TO THE RISK OF FORECLOSURE ON CERTAIN OF OUR ASSETS

As of December 31, 2007, some operating assets, inventory, furniture and accounts receivable are pledge as collateral on $2,145, 000 of outstanding notes and capital leases. The occurrence of an event of default under any of our obligations might subject us to foreclosure by the lenders to the extent necessary to repay any amounts due. If a foreclosure were to happen, it would have a material adverse effect on our financial condition. We are not required to establish a sinking fund for the repayment of our outstanding debt. Accordingly, we may be required to obtain funds to repay the debt either through refinancing or the issuance of additional equity or debt securities. We may be unable to obtain the funds needed, if any, to repay the obligations from any one or more of these other sources on favorable economic terms or at all.

A SIGNIFICANT NUMBER OF SHARES OF COMMON STOCK MAY BE ISSUED DURING THE NEXT 12 MONTHS. THE ISSUANCE OF THESE SHARES WILL HAVE A DILUTIVE EFFECT ON OUR COMMON STOCK AND MAY LOWER OUR STOCK PRICE.

We have reserved for issuance the following:

•	15,000,000 shares of common stock pursuant to the Company's option plans, of which options to purchase 2,274,753 shares are outstanding as of December 31, 2007;

•	3,938,579 shares of common stock underlying outstanding common warrants;

•	544,555 shares of common stock issuable upon conversion of bonds and exercise of warrants that are issuable only upon conversion of such bonds;

•
12,369,472 shares of common stock issuable upon conversion of Series A Preferred Stock. The maximum common shares converted from Series A Preferred shares are contractually restricted to five percent a quarter or twenty percent a year of the authorized and issued common shares outstanding at December 31, 2007.

The weighted average purchase price per share of common stock upon the issuance of these derivative securities, as if converted on December 31, 2007, is approximately (i) $2.98 per share of common stock underling the options, (ii) 4.95 per share of common stock underling the warrants, (iii) $1.01 per share of common stock underlying the bonds and $5.00 for the common stock underlying the warrant issuable upon conversion of the bonds; and (iv) $0.03 per share of common stock underling the Series A Preferred Stock. Accordingly the issuance of these shares will have a dilutive effect from both a net tangible book value per share basis and from a number of shares of common stock outstanding basis. This overhang could have a depressive effect on our common stock price.

THE MARKET PRICE OF OUR COMMON STOCK IS VERY VOLATILE AND THE VALUE OF YOUR INVESTMENT MAY BE SUBJECT TO SUDDEN DECREASES

The trading price for our common stock has been, and we expect it to continue to be, volatile. For example, the closing bid price of our stock has fluctuated between $1.01 per share and $.49 per share since January 1, 2008. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results and general market and economic conditions, which are beyond our control. Factors such as fluctuations in our financial and operating results, technological innovations or new commercial products and services by us or our competitors, could also cause the market price of our common stock to fluctuate substantially. In addition, the stock market has, from time to time, experienced extreme price and volume fluctuations. These broad market fluctuations may lower the market price of our common stock. Moreover, during periods of stock market price volatility, share prices of many companies have often fluctuated in a manner not necessarily related to their operating performance. Accordingly, our common stock may be subject to greater price volatility than the stock market as a whole.

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

•
The Company's Enterprise Network Services subsidiary's ability to secure new regional banking network customers for both the construction and design of new broadband networks and for the maintenance and monitoring of these broadband networks.

•
The Company's Wireless Bundled Services Division's ability to acquire existing rural wireless broadband networks throughout North America and the ability to secure customers in the rural regions in which the Company acquires these wireless broadband networks.

•	The Company's Wireless Messaging Services Division's ability to keep current customers and secure new customers.

•	The Company's Network Operations Division's ability to acquire new customers through the Enterprise Network Services Division, the Wireless Bundled Services Division and third parties.

•	The Company's ability to raise the necessary capital to execute mergers, acquisitions and asset purchases, as needed to implement the Company's strategic plan.

Accordingly, the failure to obtain significant future revenue, lower than expected revenue in the future, increased losses in the future, and decreased working capital could adversely affect our stock price and liquidity.

DURING 2007, THE MAJORITY OF OUR REVENUE WAS GENERATED FROM SHORT-TERM AGREEMENTS.

For the twelve-month period ended December 31, 2007 the majority of our revenues from customers resulted from short-term, terminable at will, arrangements. Our customers that provided in excess of 10% of our revenues in prior periods are subject to short-term, terminable at will, arrangements, and it is expected that these customers will not be providing in excess of 10% of our revenues in future periods. There is no assurance that these customers will continue to conduct business with us in the future, the failure of which could have a material adverse effect on our business operations.

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

WE MUST CONTINUALLY ENHANCE OUR SERVICES TO MEET THE CHANGING NEEDS OF OUR CUSTOMERS OR FACE THE POSSIBILITY OF LOSING FUTURE BUSINESS TO COMPETITORS.

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

Significant litigation regarding intellectual property exists in our industry. Competitors and other third parties may infringe on our intellectual property rights. Alternatively, competitors may allege that we have infringed on their intellectual property rights, resulting in significant litigation expenses, which would reduce our cash flow. Any claims, even those made by third parties who are without merit, could:

•	be expensive and time consuming to defend, resulting in the diversion of management's attention and resources;

•	require us to cease making, licensing or using products or systems that incorporate the challenged intellectual property; or

•	require us to spend significant time and money to redesign, re-engineer or re-brand our products or systems if feasible.

IF THE WIRELESS BROADBAND MARKET DOES NOT EVOLVE AS WE ANTICIPATE, OUR BUSINESS MAY BE ADVERSELY AFFECTED.

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

FUTURE ACQUISITIONS COULD PROVE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE AND STRAIN OUR RESOURCES.

As part of our business strategy, we intend to acquire companies and technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities, provide us with valuable customer contacts or otherwise offer growth opportunities. If we fail to achieve the anticipated benefits of any acquisitions we complete, our business, operating results, financial condition and prospects may be impaired. Acquisitions and investments involve numerous risks, including:

•	difficulties in integrating operations, technologies, services, accounting and personnel;

•	difficulties in supporting and transitioning customers of our acquired companies to our technology platforms and business processes;

•	diversion of financial and management resources from existing operations;

•	difficulties in obtaining regulatory approval for technologies and products of acquired companies;

•	potential loss of key employees;

•	if we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted, which dilution could adversely affect the market price of our stock;

•	inability to generate sufficient revenues to offset acquisition or investment costs; and

•	potential write-offs of acquired assets.

Acquisitions also frequently result in recording of goodwill and other intangible assets, which are subject to potential impairments in the future that could harm our operating results. It is also possible that at some point in the future we may decide to enter new markets, thus subjecting ourselves to new risks associated with those markets.

ITEM 2. DESCRIPTION OF PROPERTY

Our principal offices are located in League City, Taylor, Lubbock and Central Texas, pursuant to term leases believed to reflect market rates and terms, including the following:

Location	Function	Size (square feet)	Approximate Monthly lease payment

League City, TX	ERF Wireless Inc. Corporate Headquarters	13,837	$10,110

Taylor, TX	ENS Operational Division Headquarters	4,387	$3,493

Lubbock, TX	WBS West Texas Operational Division Headquarters	10,000	$5,000

Blanco, TX	WBS Central Texas Operational Division Headquarters	2,400	$2,200

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

		High	Low

YEAR 2007
	Quarter ended December 31	$1.67	$0.75
	Quarter ended September 30	$1.52	$0.30
	Quarter ended June 30	$0.44	$0.09
	Quarter ended March 31	$0.22	$0.09
YEAR 2006
	Quarter ended December 31	$0.72	$0.16
	Quarter ended September 30	$0.75	$0.16
	Quarter ended June 30	$1.50	$0.56
	Quarter ended March 31	$3.00	$1.05

STOCKHOLDERS

As of March 26, 2008, we believe there were approximately 2,500 holders of record of our common stock.

DIVIDENDS

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and do not anticipate declaring or paying any cash dividends on our common stock in the near future.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information, as of December 31, 2007, concerning securities authorized for issuance under the 2004 and 2007 Non-Qualified Stock Option Plans;

	Number of Securties to be Issued Upon Exercise of Outstanding Options, Warrants & Rights	Weighted Averaged Exercise Price of Outstanding Options, Warrants & Rights	Number of Securties Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securties Reflected in Column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders:

None	-	-	-

Equity compensation plans not approved by security holders:

2004 Non-Qualified Stock Compensation Plan	150,000	$1.38	-
2007 Non-Qualified Stock Compensation Plan	225,000	$0.10	2,274,753

Total	375,000	$0.61	2,274,753

RECENT SALES OF UNREGISTERED SECURITIES

Set forth below is certain information concerning issuances of common stock that were not registered under the Securities Act that occurred in the fourth quarter of fiscal 2007.

On October 31, 2007, an accredited investor acquired 461,422 shares of common stock at $0.86 per share in a private placement.

On November 09, 2007, accredited investors acquired 158,985 shares of common stock at $0.88 per share in a private placement.

On November 16, 2007, accredited investors acquired 2,058,219 shares of common stock at $0.89 per share in a private placement.

On November 27, 2007, accredited investors acquired 21,704 shares of common stock at $0.94 per share in a private placement.

On December 05, 2007, accredited investors acquired 563,920 shares of common stock at $0.91 per share in a private placement.

On December 20, 2007, accredited investors acquired 65,244 shares of common stock at $0.77 per share in a private placement.

On December 28, 2007, accredited investors acquired 106,640 shares of common stock at $0.70 per share in a private placement.

During the fourth quarter of fiscal 2007, we converted the principal amount of $75,000 of bonds and issued 313,666 shares of common stock and issued three year warrants to purchase 313,666 shares of common stock at $5 per share.

The issuances referenced above were consummated pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder on the basis that such transactions did not involve a public offering and the offerees were sophisticated, accredited investors with access to the kind of information that registration would provide. The recipients of these securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. Sales commissions of $35,000 were paid to register brokers in connection with these issuances listed above.

EQUITY REPURCHASES BY ISSUER

The Company did not effect any common stock repurchases during fiscal 2007.

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

•
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

•
The completion of the acquisition of assets and operations of Crosswind Enterprises, Inc., giving the Company access to a large geographic area covering multiple counties in the West Texas area and New Mexico.

•	The completion of $4,725,000, net of syndication costs, in equity financing from accredited investors during the second half of 2007.

•	The completion of $10 million in lease line of credit from BancLeasing, Inc. for funding the Company's US-BankNet System.

•	The Company paid off in cash the remaining $366,000 balance of the original $1,500,000 convertible debenture entered into with Global Capital Funding Group, L.P. (GCA), in September 2007.

•	The Company announced the completion of a new $2 million lease line with Agility Ventures LLC to provide incremental expansion capital for its growing wireless ISP operations in October 2007.

•	The Company announced that its patent-pending ERF Wireless CryptoVue(TM) Network Security Appliance would be marketed as a stand-alone VPN device for encrypting wired and wireless wide-area networks.

•
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

•
The Company announced that it is deploying US-BankNet in the state of Texas to eventually provide connectivity to over 250 banks targeted in the state. The rollout of US-BankNet in Texas complements the deployment of US-BankNet already underway in the state of Louisiana.

•
The Company signed an agreement with CamSoft Data Systems to provide technical support for the Iberville Bank WiNet network that will cover 12 Iberville Bank WiNet locations; thereby converting their BranchNet system into a revenue-producing asset.

•
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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2007, COMPARED TO YEAR ENDED DECEMBER 31, 2006

The following table sets forth summarized consolidated financial information for the years ended December 31, 2007 and 2006:

	Fiscal Year Ended December 31,
($ in thousands)	2007	2006	$ Change	% Change
Total sales	$5,569	$1,716	$3,853	225%
Cost of goods sold	4,133	1,264	2,869	227%
Gross profit	1,436	452	984	218%
Percent of total sales	26%	26%
Operating expenses	7,209	5,756	1,453	25%
Loss from operations	(5,773)	(5,304)	(469)	9%
Other income/(expense)	(1,294)	72	(1,366)	-1897%
Net loss	(7,067)	(5,232)	(1,835)	35%
Deemed dividend related to beneficial
conversion feature of preferred stock	-	(130)	130	-100%
Net loss attritubable to common shareholders	$(7,067)	$(5,362)	$(1,705)	32%

For the year ended December 31, 2007, the Company's consolidated operations generated net sales of $5,569,000 compared to prior-year net sales of $1,716,000 for the year ended December 31, 2006. The increase in net sales is primarily attributable to the substantial progress made to date on the El Dorado Golf and Beach Club of San Jose del Cabo, Mexico project, an increase in recurring wireless WISP services during the year and 4th quarter WISP acquisitions of nearly 5,000 customers and an increase in banking network services resulting from nearly completing a installation with a major customer and additional product and service sales to existing customer base. For the year ended December 31, 2007, the Company had a gross profit margin of 26%, compared to a gross profit margin of 26% for the prior-year period ended December 31, 2006. There was no change in gross profit margin percentage as compared to the prior year, but primarily increase due to increase sales volume as follow; (i) approximately $201,000 increase in gross margin attributable to the El Dorado FTTH project, (ii) approximately $886,000 increase in gross margin attributable to the increased WISP customer base and (iii) offset by $103,000 decrease in gross margins for banking network services.

The Company incurred a net loss of $7,067,000 for the year ended December 31, 2007. The Company's principal components of the net loss for the year ended December 31, 2007, included approximately $1,184,000 in depreciation and amortization expenses, $891,000 of interest expense, $253,000 of derivative expense, $1,064,000 of other general and administrative expense, $3,457,000 in employment expenses and $2,020,000 in professional services.

SALES INFORMATION

Set forth below is a table presenting summarized sales information for our business segments for the years ended December 31, 2007 and 2006:

($ in thousands)	Fiscal Year Ended December 31,
Business Segment	2007	% of Total	2006	% of Total	$ Change	% Change
Wireless Messaging Services	$2,433	44%	$570	33%	$1,863	327%
Wireless Bundled Services	1,873	34%	132	8%	1,741	1319%
Enterprise Network Services	1,263	22%	1,014	59%	249	25%
Total Sales	$5,569	100%	$1,716	100%	$3,853	225%

For the year ended December 31, 2007, net sales increased to $5,569,000 from $1,716,000 for the year ended December 31, 2006. The overall increase of 225% was primarily attributable to the substantial progress made to date on the El Dorado Golf and Beach Club of San Jose del Cabo, Mexico project, an increase in recurring wireless WISP services during the year and 4th quarter WISP asset acquisitions including approximately 5,000 customers and an increase in banking network services resulting from an ongoing installation with a major customer and additional product and service sales to existing customer base.

COST OF GOODS SOLD

The following tables set forth summarized cost of goods sold information for the years ended December 31, 2007 and 2006:

($ in thousands)	Fiscal Year Ended December 31,
Business Segment	2007	% of Total	2006	% of Total	$ Change	% Change
Wireless Messaging Services	$1,944	47%	$282	22%	$1,662	589%
Wireless Bundled Services	970	24%	114	9%	856	751%
Enterprise Network Services	1,219	29%	868	69%	351	40%
Total Cost of Goods	$4,133	100%	$1,264	100%	$2,869	227%

	Fiscal Year Ended December 31,
($ in thousands)	2007	2006	$ Change	% Change

Products and integration service	$3,100	$993	$2,107	212%
Rent and maintenance	214	67	147	219%
Salary and related costs	294	54	240	444%
Depreciation	275	91	184	202%
Other costs	250	59	191	324%
Total Operating Expenses	$4,133	$1,264	$2,869	227%

For the year ended December 31, 2007, cost of goods sold increased by $2,869,000, or 227%, to $4,133,000 from $1,264,000 as compared to the year ended December 31, 2006. The increase of $2,869,000 in cost of goods sold is primarily attributable to the associated cost of goods sold for the El Dorado Golf and Beach Club of San Jose del Cabo, Mexico project, and the additional cost of goods sold attributable to the increased recurring WISP revenues and related 4th quarter asset acquisitions and of approximately 5,000 customers and an increase in banking network services resulting from nearly completing a installation with a major customer and additional product and service sales to existing customer base.

OPERATIONS EXPENSES

The following table sets forth summarized operating expense information for the years ended December 31, 2007 and 2006:

	Fiscal Year Ended December 31,
($ in thousands)	2007	2006	$ Change	% Change

Employment expenses	$3,457	$2,818	$639	23%
Professional services	2,020	1,574	446	28%
Rent and maintenance	283	288	(5)	-2%
Depreciation and amortization	385	254	131	52%
Other general and administrative	1,064	822	242	29%
Total operating expenses	$7,209	$5,756	$1,453	25%

For the year ended December 31, 2007, operating expenses increased by 25% to $7,209,000, as compared to $5,756,000 for the year ended December 31, 2006. The increases that occurred, as evidenced by the immediately preceding table, are discussed below:

•
A $639,000 increase in employment expense, primarily attributable to increased work force to 67 employees from 31 employees from a year ago primarily associated with our growing WISP operations and a year end bonus of $200,000 to employees for length of service;

•	A $446,000 increase in professional services;

•	A $5,000 decrease in rent and maintenance;

•	A $131,000 increase in depreciation and amortization; and

•	A $242,000 increase in other general and administrative expense.

OTHER (INCOME) EXPENSE, NET

For the year ended December 31, 2007, the increase in other expense is primarily attributable to interest expense on debt obligations totaling $891,000, derivative expense of $253,000 and warrant expense of $155,000 as compared to interest expense of $738,000, derivative income of $929,000 and warrant expense of $76,000 for the year ended December 31, 2006. The derivative expense represents the net unrealized (non-cash) charge during the year ended December 31, 2007 and 2006, in the fair value of our derivative instrument liabilities related to warrants and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately.

NET LOSS

For the year ended December 31, 2007, our net loss was $7,067,000 compared to a loss of $5,232,000 for the year ended December 31, 2006. The increase in the loss for the year ended December 31, 2007, as compared to the year ended December 31, 2006 is primarily attributable to increase in employment and professional services.

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS

For the year ended December 31, 2007, our net loss was $7,067,000 compared to a loss of $5,362,000 for year ended December 31, 2006. The Company's Net Loss Applicable to common shareholders included deemed dividends on the beneficial conversion of year ended December 31, 2006.

CASH FLOWS

The Company's operating activities increased net cash used by operating activities to $2,739,000 in the year ended December 31, 2007, compared to net cash used of $2,677,000 in the year ended December 31, 2006. The increase in net cash used by operating activities was primarily attributable to fund an increase in the Company's net operating loss $7,067,000, net of $4,489,000 non-cash charges and $81,000 of cash provided by fluctuations in working capital requirements consisting of the combination of accounts receivable, inventory, prepaid expenses, accounts payable, accrued expenses, cost and profit in excess of billings, deferred liability lease and deferred revenue.

The Company's investing activities used net cash of $729,000 in the year ended December 31, 2007, compared to use of net cash of $226,000 in the year ended December 31, 2006. The increase in investing activities is primarily growing WISP capabilities through asset acquisition and expansion of our infrastructure in Texas, New Mexico and Louisiana.

The Company's financing activities provided net cash of $5,286,000 in the year ended December 31, 2007, compared to $2,694,000 of cash provided in year ended December 31, 2006. The cash provided in the year ended December 31, 2007, was primarily associated with the proceeds from equity financings and the line of credit, net.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

At December 31, 2007, the Company's current assets totaled $3,741,000 (including cash and cash equivalents of $2,211,000). Total current liabilities were $3,517,000, resulting in working capital of $224,000. The Company has funded operations to date through a combination of utilizing cash on hand, issuing common stock to settle certain current liabilities, borrowings and raising additional capital through the sale of its securities. The Company operations for the twelve months ended December 31, 2007, was primarily funded by proceeds from the Company's line of credit totaling $403,000, sale of restricted common stock, net to accredited investors of $4,725,000, proceeds for equipment financing $305,000 and convertible debt financing of $388,000.

CURRENT DEBT FACILITY

At December 31, 2007, the Company had approximately $1,591,000 available on a $4 million unsecured revolving credit facility with Angus Capital Partners, which matures in February 2009. The terms of the two-year unsecured revolving credit facility will allow us to draw upon the facility as financing requirements dictate and provides for quarterly interest payments at an annual 12% rate. The loan may be prepaid without penalty or repaid at maturity.

ISSUANCE OF COMMON STOCK

During the fiscal year ended December 31, 2007, we issued to various accredited investors an aggregate of 12,007,000 shares of restricted common stock for net consideration of $4,725,000. We relied on Section 4(2) of the Act in effecting this transaction.

During the fiscal year ended December 31, 2007, we issued 8,822,080 shares of common stock to employees and business consultants, for aggregate consideration of $1,870,533 of services rendered, pursuant to a registration statement on form S-8.

DUTCHESS FACILITY

On June 14, 2007, we entered into an Investment Agreement with Dutchess whereby Dutchess agreed to purchase up to $10,000,000 of our common stock over the course of thirty-six (36) months.  The Company filed a Registration Statement with the SEC covering an issuance of 10,000,000 of common stock under the equity line agreement. The Company has received comments from the SEC and intends to refile a pre-effective amendment to the registration with updated audited financial statements during 2008.

USE OF WORKING CAPITAL

We believe our cash, anticipated cash flow from operations and available credit facilities afford us adequate liquidity for the balance of fiscal 2008, although we expect to raise additional capital during this period to fund our anticipated growth for our banking and WISP network businesses if acceptable terms are available. Furthermore, we anticipate that we will need additional capital in the future to continue to expand our business operations, which expenditures may include the following:

•	Acquisitions of one or more companies, networks or other assets:

•	Investment in towers, radios, customer premise equipment and other related equipment associated with wireless broadband expansion plans:

•	Investment in back office systems and related infrastructure to support the Company's wireless broadband expansion plans:

•	Investment in laboratory facilities including test and simulation equipment:

•	Investment or licensing of certain intellectual property related to the Company's wireless broadband expansion plans:

We have historically financed our operations through private equity and debt financings. We do not have any commitments for equity funding at this time, and additional funding may not be available to us on favorable terms, if at all. As such there is no assurance that we can raise additional capital from external sources, the failure of which could cause us to sell assets or curtail operations.

CONTRACTUAL OBLIGATIONS

The following table sets forth contractual obligations as of December 31, 2007:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations:
Long-term debt obligations	$5,687	$1,709	$3,813	$165	$-
Capital lease obligations	1,856	609	1,050	192	5
Operating lease obligations	1,335	443	867	25	-
Total contractual obligations	$8,878	$2,761	$5,730	$382	$5

The Company's contractual obligations consist of long-term debt of $4,810,000, derivative liabilities of $403,000, unamortized debt discount of $34,000, and interest expense of $441,000 as set forth in Note 11 to the company's financial statements, Notes Payable and Long-Term Debt, and certain obligations for operating leases requiring future minimal commitments under non-cancelable leases set forth in Note 13 - Commitments and Contingencies.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2007 the Company did not have any significant off-balance-sheet arrangements other than certain office and tower facility operating leases requiring minimal commitments under non-cancelable leases disclosed in the table above.

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

DEFERRED SYNDICATION COSTS

Deferred syndication costs consist of those expenditures incurred that are directly attributable to fundraising and the collection thereto. Upon successful collection of the funds, all expenses incurred will be reclassified to additional paid in capital and treated as syndication costs; netted against the funds raised.

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

Service revenue is principally derived from wireless broadband services, including internet, voice, and data and monitoring service. Subscriber fees are recorded as revenues in the period during which the service is provided.

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

GOODWILL

Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the dates of acquisition. Under current accounting pronouncement, the company is required to annually assess the carrying value of goodwill associated with each of its distinct business units that comprise its business segments of the company to determine if impairment in value has occurred.

LONG-LIVED ASSETS

We review our long-lived assets, to include intangible assets subject to amortization, for recoverability whenever events or changes in circumstances indicate that the carrying amount of such long-lived asset or group of long-lived assets (collectively referred to as "the asset") may not be recoverable. Such circumstances include, but are not limited to:

•	a significant decrease in the market price of the asset;

•	a significant change in the extent or manner in which the asset is being used;

•	a significant change in the business climate that could affect the value of the asset;

•	a current period loss combined with projection of continuing loss associated with use of the asset;

•	a current expectation that, more likely than not, the asset will be sold or otherwise disposed of before the end of its previously estimated useful life;

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. We expect SFAS No. 141R will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date. We are still assessing the impact of this standard on our future consolidated financial statements.

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

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
ERF Wireless, Inc.
League City, Texas

We have audited the accompanying consolidated balance sheets of ERF Wireless, Inc., as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ERF Wireless, Inc. as of December 31, 2007 and 2006 and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

LBB & ASSOCIATES LTD., LLP
Houston, Texas
March 25, 2008

ERF WIRELESS, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006
($ in thousands except share data)

	December 31,	December 31,
	2007	2006

ASSETS

Current assets
Cash and cash equivalents	$2,211	$393
Accounts receivable, net	365	387
Accounts receivable other	114	-
Inventories	118	132
Cost and profit in excess of billings	410	69
Prepaid expenses	523	137
Total current assets	3,741	1,118

Property and equipment
Property and equipment	3,246	1,001
Less accumulated depreciation	(564)	(199)
Net property and equipment	2,682	802

Goodwill	260	-
Intangible assets, net	1,541	299
Other assets	142	5

Total assets	$8,366	$2,224
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Notes payable and current portion of long-term debt	$513	$519
Capital lease current portion of long-term capital lease payable	403	-
Accounts payable	1,089	506
Accrued expenses	929	281
Derivative liabilities	403	313
Deferred liability lease	164	186
Deferred revenue	16	9
Total current liabilities	3,517	1,814

Long-term debt, net of current portion	2,885	2,280
Capital leases, net of current portion	1,009	-
Deferred liability lease	476	639
Deferred revenue	10	25
Total long-term liabilities	4,380	2,944

Commitments and contingencies

Shareholders’ equity (deficit):
Preferred stock - $.001 par value
Authorized 25,000,000 shares
Issued and outstanding at December 31, 2007 and
December 31, 2006, 3,311,534 and 3,800,649, respectively	3	4
Common stock - $.001 par value
Authorized 475,000,000 shares
Issued and outstanding at December 31, 2007, and
December 31, 2006, 61,541,358 and 24,039,733, respectively	62	24
Additional paid in capital	19,098	9,065
Accumulated deficit	(18,694)	(11,627)
Total shareholders’ equity (deficit)	469	(2,534)

Total liabilities and shareholders' equity (deficit)	$8,366	$2,224

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
($ in thousands except share data and loss per share)

	2007	2006
Sales:
Products	$2,116	$1,084
Services	3,255	586
Other	198	46
Total sales	5,569	1,716

Costs of goods sold:
Products and integration services	3,100	993
Rent, repairs and maintenance	214	67
Salary and related cost	294	91
Depreciation	275	54
Other cost	250	59
Total costs of goods sold	4,133	1,264

Gross profit	1,436	452

Operating expenses:
Selling, general and administrative	6,824	5,502
Depreciation and amortization	385	254
Total operating expenses	7,209	5,756

Loss from operations	(5,773)	(5,304)

Other income/(expenses):
Interest income	8	5
Interest expense	(891)	(738)
Gain (loss) on sale of assets	(3)	-
Loss on extinguishment of debt	-	(48)
Warrant expense	(155)	(76)
Derivative (expense) income	(253)	929
Total other income (expense)	(1,294)	72

Net loss	$(7,067)	$(5,232)

Deemed dividend related to beneficial
conversion feature of preferred stock	-	(130)

Net loss available to common shareholders	$(7,067)	$(5,362)

Net loss per common share:
Basic	$(0.17)	$(0.37)
Diluted	$(0.17)	$(0.37)

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
($ in thousands)

					Additional		Total
	Common Stock		Preferred Stock		Paid in	Accumulated	Shareholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity (Deficit)

Total shareholders’ deficit	7,645	$8	4,174	$4	$5,491	$(6,265)	$(762)
as of December 31, 2005

Net loss	-	-	-	-	-	(5,232)	(5,232)

New stock issued to shareholders:
Conversion of preferred stock to common stock	8,583	8	(460)	-	(8)	-	-
For services, compensation and liabilities	2,743	2	-	-	1,512	-	1,514
For retirement of debt	4,152	5	-	-	1,144	-	1,149
Asset acquisition	750	1	-	-	299	-	300
For retirement of debt and conversion of convertible preferred stock of employment contracts	-	-	87	-	130	-	130
Beneficial conversion value - deemed dividend on preferred stock	-	-	-	-	130	(130)	-
Stock based compensation and stock option expense	-	-	-	-	173	-	173
Warrant expense	-	-	-	-	76	-	76
Proceeds from sale of common stock, net	167	-	-	-	118	-	118

Total shareholders’ deficit
as of December 31, 2006	24,040	24	3,801	4	9,065	(11,627)	(2,534)

Net loss	-	-	-	-	-	(7,067)	(7,067)

New stock issued to shareholders:
Conversion of preferred stock to common stock	9,132	9	(489)	(1)	(8)	-	-
For services, interest, liabilities and compensation	10,151	10	-	-	2,715	-	2,725
For retirement of debt	4,966	5	-	-	1,004	-	1,009
Asset acquisition	1,245	2	-	-	1,369	-	1,371
Stock based compensation and stock option expense	-	-	-	-	85	-	85
Warrant expense	-	-	-	-	155	-	155
Proceeds from sale of common stock, net	12,007	12	-	-	4,713	-	4,725
Total shareholders’ equity
as of December 31, 2007	61,541	$62	3,312	$3	$19,098	$(18,694)	$469

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
($ in thousands)

	2007	2006

Cash flows from operating activities
Net loss	$(7,067)	$(5,232)

Adjustments to reconcile net loss to net cash used by operating activities:
Loss on sale of assets	3	-
Loss on extinguishment of debt	-	48
Amortization of debt discount	326	561
Depreciation and amortization	660	308
Stock issued for services rendered	2,725	1,514
Stock based compensation and stock option expense	85	173
Warrant expense	155	76
Derivative expense (income)	253	(928)
Bad debt expense	40	18
Decrease (increase) in accounts receivable, net	34	(320)
Increase in accounts receivable other	(114)	-
Decrease in inventories	22	7
(Increase) decrease in prepaid expenses	(340)	246
(Increase) in cost and profit in excess of billings	(341)	(69)
Increase in accounts payable	466	314
Increase in accrued expenses	594	78
(Decrease) increase in deferred liability lease	(185)	825
(Decrease) in deferred revenue	(55)	(296)
Total Adjustment	4,328	2,555
Net cash used by operating activities	(2,739)	(2,677)

Cash flows from investing activities
Proceeds from sale of assets	13	-
Purchase of property and equipment	(308)	(224)
Business acquistions, net of cash acquired	(343)	-
(Increase) in other assets	(91)	(2)
Net cash used by investing activities	(729)	(226)

Cash flows from financing activities
Net proceeds from line of credit	403	2,506
Proceeds from financing agreements	388	513
Proceeds from capitalized lease obligations	305	-
Payment of debt obligations	(455)	(573)
Payment on capital lease obligations	(80)	-
Proceeds from investor loans	-	130
Proceeds from sale of common stock, net	4,725	118
Net cash provided by financing activities	5,286	2,694

Net (decrease) increase in cash	1,818	(209)
Cash and cash equivalents at the beginning of the period	393	602
Cash and cash equivalents at the end of the period	$2,211	$393

Supplemental disclosure of cash flow information:
Net cash paid during the year for:
Interest	$44	$6
Income taxes	$-	$-

Supplemental non-cash investing and financing activities:
Conversion of debt through issuance of common stock	$1,009	$1,149
Issuance of shares for asset acquistions	$1,371	$300
Property acquired under capital lease	$1,187	$-
See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

NATURE OF THE COMPANY

ERF Wireless, Inc. (the Company), provides wireless communications products and services including the Company's core focus of providing enterprise-class wireless broadband services. The Company has formed four operating divisions to provide solutions and services to different segments of the wireless industry. The Company's Enterprise Network Services Division was formed to serve enterprise customers, private entities, cities, unincorporated municipalities and the general public. The Company's Wireless Bundled Services Division was formed to provide wireless broadband products and services, including Internet, voice, data, security, and is in the early stages of building or acquiring wireless broadband networks to serve private entities, cities, municipalities and the general public. The Company's Wireless Messaging Services Division manufactures and supplies high-power infrastructure equipment for the wireless messaging industry and owns and operates a wide-area wireless messaging service (paging retail). The Company's Network Operations Services Division provides the overall day-to-day 24/7 monitoring of all wireless broadband networks that the Company constructs, acquires, maintains and administers. Please refer to segment footnote 15 for additional information regarding Company operating divisions.

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

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On December 15, 2006, the Company entered into an agreement with Southwest Enhanced Network Services, LP, a wireless broadband company, to assumed multiple tower and office leases in the greater Lubbock, Texas area. As part of the agreement ERF Wireless received $825,000 in cash to offset certain of the future operating lease costs. The $825,000 is recorded as a deferred leased liability and recognized as a reduction to rent expense on a straight-line basis over the lease term as described above. At the end of 2007 and 2006, this deferred lease liability balance was $640,000 and $825,000.

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

DEFERRED REVENUES

Revenues that are billed in advance of services being completed are deferred until the conclusion of the period of the service for which the advance billing relates. Deferred revenues are included on the balance sheet in current and long-term liabilities until the service is performed and then recognized in the period in which the service is completed. The Company's deferred revenues consist of billings in advance of services being rendered for its wireless broadband, banking network monitoring and maintenance and wireless messaging customers and, accordingly, are deferred and recognized monthly as earned. The Company had deferred revenues in current and long-term liabilities of approximately $26,000 and $34,000 as of December 31, 2007, and December 31, 2006, respectively.

ADVERTISING COSTS

Advertising costs are expensed when incurred. For the periods ended December 31, 2007 and 2006, the Company expensed $69,000 and $82,000, respectively.

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

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

INVENTORIES

Inventories are valued at the lower of cost or market. The cost is determined by using the average cost method. Inventories consist of the following items, in thousands:

	December 31,	December 31,
	2007	2006
Raw material	$49	$41
Finished goods	69	91
	$118	$132

The Company has pledged substantially all the inventory of WBS as collateral against outstanding notes.

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

GOODWILL

Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the dates of acquisition. Under current accounting pronouncement, the company is required to annually assess the carrying value of goodwill associated with each of its distinct business units that comprise its business segments of the company to determine if impairment in value has occurred.

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

LONG-LIVED ASSETS

We review our long-lived assets, which include intangible assets subject to amortization, for recoverability whenever events or changes in circumstances indicate that the carrying amount of such long-lived asset or group of long-lived assets (collectively referred to as "the asset") may not be recoverable. Such circumstances include, but are not limited to:

•	a significant decrease in the market price of the asset;

•	a significant change in the extent or manner in which the asset is being used;

•	a significant change in the business climate that could affect the value of the asset;

•	a current period loss combined with projection of continuing loss associated with use of the asset;

•	a current expectation that, more likely than not, the asset will be sold or otherwise disposed of before the end of its previously estimated useful life.

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Service revenue is principally derived from wireless broadband services, including internet, voice, and data and monitoring service. Subscriber fees are recorded as revenues in the period during which the service is provided.

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

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

BASIC LOSS PER SHARE

The Company is required to provide basic and dilutive earnings (loss) per common share information.

The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods ended December 31, 2007, and December 31, 2006, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. We expect SFAS No. 141R will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date. We are still assessing the impact of this standard on our future consolidated financial statements.

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

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts Receivable consists of the following (in thousands):

	December 31,	December 31,
	2007	2006
Accounts receivable	$412	$405
Allowance for doubtful accounts	(47)	(18)
Accounts receivable, net	$365	$387

The Company has pledged substantially all the accounts receivables of WBS as collateral against outstanding notes and capital leases.

NOTE 3 - PROPERTY AND EQUIPMENT:

Components of property and equipment consist of the following items (in thousands):

	December 31,	December 31,
	2007	2006
Automobile	$157	$66
Operating equipment	2,123	627
Office furniture and equipment	137	89
Leasehold improvements	47	60
Computer equipment	214	106
Building	8	8
Land	28	38
Other	532	7
Total property and equipment	3,246	1,001
Less accumulated depreciation	(564)	(199)
Net property and equipment	$2,682	$802

Depreciation expense was approximately $376,000 and $136,000 for the twelve months ended December 31, 2007 and 2006, respectively.

The Company has pledged substantially all the operating equipment and some furniture and vehicles as collateral against outstanding notes and capital leases.

NOTE 4 - GOODWILL

At December 31, 2007 and 2006, goodwill totaled $260,000 and $0, respectively.  The goodwill is attributable to the following acquisitions:

•
On October 17, 2007, ERFW completed the purchase of assets from Momentum Online Internet Services, Inc., and as part of the acquisition the Company acquired Goodwill which was valued at $225,000, which is not subject to amortization.

•
On October 31, 2007, ERFW completed the purchase of assets from TSTAR, Inc., and as part of the acquisition the Company acquired goodwill which was valued at $35,000, which is not subject to amortization.

Please see note 18 for additional details.

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INTANGIBLE ASSETS, NET

Intangible assets consist of the following (in thousands):

	December 31, 2007
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	3.0	$1,822	$329	$1,493
Workforce in place	3.0	125	101	24
Non-compete agreement	3.0	100	80	20
Developed technology	3.0	20	16	4
		$2,067	$526	$1,541

December 31, 2006
Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	3.0	$296	$126	$170
Workforce in place	3.0	125	59	66
Non-compete agreement	3.0	100	47	53
Developed technology	3.0	20	10	10
		$541	$242	$299

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

On October 17, 2007, ERFW completed the purchase of assets from Momentum Online Internet Services, Inc., and as part of the acquisition the Company acquired a customer list which was valued at $700,000 and is being amortized over three years. Please see note 18 for additional details.

On October 31, 2007, ERFW completed the purchase of assets from TSTAR, Inc., and as part of the acquisition the Company acquired a customer list which was valued at $826,000 and is being amortized over three years. Please see note 18 for additional details.

Total amortization of intangibles was approximately $285,000 and $172,000 for the twelve months ended December 31, 2007 and 2006, respectively. The estimated amortization expense for the three years will be $619,000 for 2008, $518,000 for 2009 and $404,000 in 2010.

NOTE 6 - DEBT CONVERSION

To date the Company has been funded by various Investors under the terms of a Debt Conversion and Funding Agreement dated September 30, 2004, an Addendum to Debt Conversion and Funding Agreement dated December 31, 2004, and a Second Addendum to Debt Conversion and Funding Agreement dated July 1, 2005. During the twelve months ended December 31, 2006, the Company was obligated to issue 86,667 shares of its Series A Preferred Stock for the conversion of $130,000 in debt owed to these same Investors. The $130,000 of cash was received during the twelve months ended December 31, 2006, and recorded as debt when initially received and then converted to Series A Preferred Stock at the respective quarter ending through December 31, 2006. The advances are unsecured, bear no interest and are classified as investor advances and were immediately converted into equity pursuant to the Debt Conversion and Funding Agreements. The Company recorded a deemed dividend on the beneficial conversion of the 86,667 shares of Series A Preferred Stock that was limited to the amount of consideration received totaling $130,000 in the twelve months ended December 31, 2006. There are no investor advances outstanding as of December 31, 2006 and 2007. See note 7 for additional details.

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company was obligated to issue one share of Series A Convertible Preferred Stock for every Fifty Cents ($0.50) in claims converted. The terms of the agreement did not change in the addendum to Debt Conversion and Funding Agreement with the exception of the incremental funding provision providing for an incremental $750,000 in funding through the period ending December 31, 2006. The Company was obligated to issue one share of Series A Convertible Preferred Stock for every One Dollar and Fifty Cents ($1.50) in claims converted under the Second Addendum to Debt Conversion and Funding Agreement. The Company had $28,767 remaining available against the Second Addendum to Debt Conversion and Funding Agreement at December 31, 2006 and 2007.

NOTE 7 - COMMON STOCK, PREFERRED STOCK AND WARRANTS

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

COMMON STOCK

As of December 31, 2007, the Company had 61,541,358 shares of its $.001 par value common stock issued and outstanding.

During the twelve months ended December 31, 2007, the Company issued 16,363,664 shares of common stock in lieu of cash for services rendered against professional services and consulting agreements valued at $1,376,000, interest expense of $152,000, settlement expense of $457,000, other services of $84,000, notes payable of $1,009,000, salary and compensation of $656,000 and acquisition of assets of $1,371,000. The Company valued the 16,363,664 shares at the closing market price on the date of issuance of such shares.

PREFERRED STOCK

The Company has 25,000,000 shares of Series A Preferred Stock authorized of which 3,311,534 shares were issued and outstanding as of December 31, 2007. The Series A Preferred Stock is convertible at holder's option at one preferred share for 18.676347 shares Common Stock and has a 2:1 liquidation preference. The holder of Series A Preferred Stock is required to give a 65-day notice of conversion to the company. With respect to the Series A Preferred Stock outstanding at December 31, 2007, the Company would be required to issue 61,847,358 shares of its Common Stock, subject to certain contractually imposed conversion restrictions as described herein. During the 4th quarter 2005, all of the Series A holders entered into a Series A Conversion Restriction Agreement whereby all Series A holders, as a group, are prohibited from converting more than 5% of the total outstanding (as of September 30, 2005) Series A holdings in any one calendar quarter. Additionally, the Company had $28,767 of funding remaining against the Second Addendum to Debt Conversion and Funding Agreement dated July 1, 2005, providing for the issuance of 500,000 shares of Series A for the conversion of $750,000 in debt. If the Company borrowed the remaining $28,767, it would be required to issue 358,175 shares of Common Stock. See note 6 Debt Conversion for additional details.

WARRANTS

The Company had warrants outstanding to third parties purchase 3,938,579 common shares as of December 31, 2007.

Warrants for 880,000 shares were issued by the Company in June 2003. Specifically, the Company sold 120,000 shares of Common Stock for $25,000 to an accredited investor of the Securities Act and issued such a warrant to purchase 880,000 shares of Common Stock at an exercise price of $0.20 per share expiring December 31, 2007. The Investor has exercised all warrants as of December 31, 2007.

Warrants for 208,339 shares of common stock at $5.00 per share and warrants for 208,339 shares at $7.50 per share were issued by the Company during 2005 and 2006. Specifically, the Company sold 208,312 shares of Common Stock for $312,500 to accredited investors of the Securities Act and issued such warrants to purchase 208,339 shares of Common Stock at $5.00 per share and 208,339 shares of common stock at $7.50 per share expiring August 2007. These warrants have been extended to June 30, 2008.  The Company attributed no value to these warrants in the quarters in which they were issued. During the 4th 2006 management offered the Private Placement Memorandum Holders an opportunity to exchange their stock for E-Series Bonds of which several investors agreed to in aggregate in the amount of $100,000 resulting in canceling 66,667 of the $7.50 warrants and $5.00 warrants reducing the outstanding class warrants from 208,339 to 141,670.

Warrants for 389,999 at $3.57 per share were issued by the Company in September 2005 and November 2005. Specifically, the Company issued convertible notes for $1,500,000 to accredited investors of the Securities Act and issued such warrants to purchase 389,999 shares of Common Stock at $3.57 per share, subject to adjustment upon issuance of shares or warrants below market, expiring September 2010. See Note 11 for valuation and marked-to-market activity.

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Warrants for 3,265,240 shares of common stock at $5.00 per share were issued by the Company during 2006 and 2007. Specifically, the Company sold $1,000,000 of E-series bonds to accredited investors of the Securities Act. According to the agreement if the Bondholder converts within one year from investment; the conversion includes a warrant to purchase one additional share of common stock at a price of $5.00 for every share of common stock that has been received from the conversion of the Bond principal. The Company has had twenty five units converted and has attributed $232,000 to warrant expense using the Black Scholes option price model in the quarter in which the unit was converted. See Note 11 for valuation and marked-to-market activity.

The following table summarizes warrants that are issued, outstanding and exercisable.

		Options/Warrants
		Issued & Outstanding
Exercise Price	Expiration Date	December 31,	December 31,
		2007	2006
0.20	Dec-07	-	780,000
5.00	Jun-08	141,670	141,670
7.50	Jun-08	141,670	141,670
3.57	Sep-10	389,999	389,999
5.00	Various	3,265,240	580,585
		3,938,579	2,033,924

NOTE 8 - INCOME TAXES

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Implementation of SFAS 109 did not have a material cumulative effect on prior periods nor did it result in a change to the current year's provision.

The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

	December 31, 2007		December 31, 2006

U. S. Federal statutory tax rate	%	34%	34
U.S. valuation difference		(34)	(34)
Effective U. S. tax rate		-	-
Foreign tax valuation		-	-
Effective tax rate		-	-

Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. Federal income tax of 34% to pretax income from continuing operations as a result of the following (in thousands):

	December 31, 2007	December 31, 2006

Computed expected tax benefit	$(2,403)	$(1,779)
Increase in valuation allowance	2,403	1,779
Income tax expense	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007, and December 31, 2006, are presented below (in thousands):

	December 31, 2007	December 31, 2006
Deferred tax assets:
Net operating loss carry forwards	$(5,602)	$(3,199)
Less valuation allowance	5,602	3,199
Net deferred tax assets	$-	$-

Management has determined that a valuation allowance of $5,602,000 at December 31, 2007 is necessary to reduce the deferred tax assets to the amount that will more than likely than not be realized. The change in valuation allowance for 2007 was approximately $2,403,000. As of December 31, 2007, the Company has a net operating loss carry-forward of $17,821,000, which is available to offset future federal taxable income, if any, with expiration beginning 2012 and ending 2025.

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amount):

	For the twelve months ended December 31, 2007
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net loss	$(7,067)	41,308	$(0.17)

Basic EPS:
Loss available to common stockholders	(7,067)	41,308	(0.17)
Effect of dilutive securities	-		-
Diluted EPS:
Loss available to common stockholders	$(7,067)	41,308	$(0.17)
and assumed conversions

	For the twelve months ended December 31, 2006
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net loss	$(5,232)	14,082	$(0.37)

Basic EPS:
Loss available to common stockholders	(5,362)	14,082	(0.38)
Effect of dilutive securities	-		-
Diluted EPS:
Loss available to common stockholders	$(5,362)	14,082	$(0.38)

For the years ended December 31, 2007 and 2006, dilutive securities existed. The effect of the dilutive securities for the year ended December 31, 2007, would have been 61,462,235 shares of common stock issued assuming all debt instruments were converted, all Series A preferred stock converted and all options and warrants were exercised.

NOTE 10 - MAJOR CUSTOMERS

The Company had gross sales of approximately $5,569,000 and $1,716,000 for the twelve months ended December 31, 2007 and 2006, respectively. The Company had two customers that represented approximately 36% and 12% of the gross sales in the twelve months ended December 31, 2007 and had two customers that represented 34% and 19% of gross sales for the twelve months ended December 31, 2006.

NOTE 11 - NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASES

Notes payable, long-term debts and capital leases consist of the following as of December 31, 2007 (in thousands):

	Terms	Maturity Date	Interest Rate	Gross Balance	Debt Discount	Net Balance
Bancleasing, Inc.	$5,330 / Month including interest	October-14	11.62%	$305	$-	$305
Agility Capital Lease	$45,343 / Month including interest	Various	18.82%	1,099	-	1,099
Balboa Lease	$225 / Month including interest	June-10	27.74%	5	-	5
Varilease	$994 / Month including interest	March-08	20.38%	3	-	3
Axis Capital, Inc	$347 / Month including interest	August-08	8.60%	3	-	3
Vangard Wireless, Inc.	$200 / Month including interest	December-10	6.00%	6	-	6
Liberity Finance	$517 / Month including interest	September-09	13.97%	10	-	10
Chase Bank	$449 / Month including interest	November-09	5.89%	11	-	11
Blanco National Bank	$3,913 / Month including interest	August-10	9.50%	103	-	103
Robert McClung, Momentum	$23,476 / Quarterly including interest	October-10	7.50%	250	-	250
George Kemper, TSTAR	$38,254 / Quarterly including interest of $421	April-10	7.50%	350	-	350
Premium Assignment, Insurance notes	$ / Month including interest	September-08	9.00%	15	-	15
Line of credit	2 years/ Quarterly interest (See below)	February-09	6.00%	2,409	-	2,409
E-bond investor notes	3 years/ Semiannual interest (See below)	Various	10.00%	275	34	241
Total debt				$4,844	$34	4,810
Less current maturities						950
Less debt discount current maturities						(34)
Long-term debt						$3,894

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The gross maturities of these debts are $950,000, $3,142,000, $544,000, $42,000, $47,000 and $119,000 for the years ended December 31, 2008, 2009, 2010, 2011 and 2012, and thereafter, respectively.

Notes payable and long-term debts consist of the following as of December 31, 2006 (in thousands):

	Terms	Maturity Date	Interest Rate	Gross Balance	Debt Discount	Net Balance
Taylor Economic Development Corp.	$1,119 / Month including interest	June-07	7.00%	$5	$-	$5
Vangard Wireless, Inc.	$200 / Month including interest	December-10	6.00%	9	-	9
Axis Capital, Inc	$347 / Month including interest	August-08	8.60%	6	-	6
Insurance notes	$1,993 / Month including interest	September-07	9.00%	34	-	34
Investor notes	2 years (See below)	Demand	6.00%	874	437	437
Line of credit	2 years/ Quarterly interest (See below)	February-08	6.00%	2,006	-	2,006
E-bond investor notes	3 years/ Semiannual interest (See below)	Various	10.00%	388	86	302
Total debt				$3,322	$523	2,799
Less current maturities						986
Less debt discount current maturities						(467)
Long-term debt						$2,280

INVESTOR NOTES

0n September 13, 2005, the Company closed a financing arrangement with Global Capital Funding L.P. ("Global"), GCA Strategic Investment Fund Limited ("GCASIF"), HIPL Family Trust ("HIPL"), and DP Securities Inc. ("DPS") ("Global," "GCASIF," HIPL" and "DPS," collectively, the "Investors") in which it issued to: (i) Global, a convertible secured note in the principal amount of $1,285,000 ("Global Note") and a common stock purchase warrant (the "Global Warrant") to purchase 300,000 shares of Company common stock; (ii) GCASIF, a convertible secured note in the principal amount of $50,000 (the "GCASIF Note") and a common stock purchase warrant (the "GCASIF Warrant") to purchase up to 13,953 shares of the Company common stock; and (iii) HIPL, a convertible secured note in the principal amount of $66,750 (the HIPL Note") and common stock purchase warrant (the "HIPL warrant") to purchase up to 20,930 shares of the common stock; and (iv) DPS a convertible secured note in the principal amount of $98,250 (the "DPS Note") and a common stock purchase warrant (the "DPS Warrant") to purchase up to 55,116 shares of common stock. The Global Note, GCASIF Note, HIPL Note and DPS Note, collectively, "Investor Notes" and the Global Warrant, GCASIF Warrant, and DPS Warrant, collectively, "Investor Warrants". These notes have been repaid as of December 31, 2007 and the warrants remain outstanding. The warrants are exercisable at $5.00 per share and expire in September 2010.

The Investor Notes were determined to include free standing warrants and various embedded derivative liabilities. The derivative liabilities are the conversion feature and the redemption option (compound embedded derivative liability). At the date of issuance (September 06, 2005, and November 21, 2005) the Investor Notes, warrant liabilities and compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the income statement. The Company uses the effective interest method to record interest expense and related debt accretion which was $96,631 for the year ended December 31, 2005, $458,229 for the year ended December 31, 2006 and $437,123 for year ending December 31, 2007, respectively.

The following table summarizes the convertible debt activity for the period September 6, 2005, to December 31, 2007:

Description	Investor Notes	Warrant Liabilities	Compound Derivative	Total
Fair value issuance at inception	$508,018	$470,702	$521,281	$1,500,001
09-06-05 to 09-30-05 change in fair value	18,373	2,389,132	1,012,547	3,420,052
10-01-05 to 12-31-05 change in fair value	78,258	(2,160,313)	(1,090,630)	(3,172,685)
01-01-06 to 03-31-06 change in fair value	90,258	(466,128)	(276,615)	(652,485)
04-01-06 to 06-30-06 change in fair value	104,943	(149,288)	32,006	(12,339)
07-01-06 to 09-30-06 change in fair value	122,182	73,005	32,395	227,582
10-01-06 to 12-31-06 change in fair value	140,846	(118,744)	(26,162)	(4,060)
01-01-07 to 03-31-07 change in fair value	158,659	(20,503)	(2,478)	135,678
04-01-07 to 06-30-07 change in fair value	184,473	113,377	(4,843)	293,007
07-01-07 to 09-30-07 change in fair value	93,990	116,109	(197,501)	12,598
10-01-07 to 12-31-07 change in fair value	-	52,413	-	52,413
Conversions from inception to date	(1,500,000)	-	-	(1,500,000)
Fair value at December 31, 2007	$0	$299,762	$-	$299,762

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

From inception to date through December 31, 2007, the Company recorded a net derivative income of $495,000 and for the twelve months ended December 31, 2007, a net derivative loss of $254,000.

ERF Wireless, Inc., incurred deferred financing costs of $178,500 in connection with the closing of the financing arrangement. The costs are recognized over the life of the Investor Notes, or 24 months, by using the straight-line method. As of December 31, 2007, the Company recorded deferred financing cost in interest expense of $178,500.

	Warrants
Assumptions	3/31/2006	6/30/2006	9/30/2006	12/31/2006
Dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free rate for term	4.44%	5.10%	4.62%	4.74%
Volatility	78.00%	95.00%	140.00%	140.00%
Maturity date	4.44 years	4.19 years	3.93 years	3.68 years

	Warrants
Assumptions	3/31/2007	6/30/2007	9/30/2007	12/31/2007
Dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free rate for term	4.51%	4.89%	4.03%	3.07%
Volatility	140.00%	200.00%	177.00%	180.00%
Maturity date	3.44 years	3.39 years	2.93 years	2.68 years

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

LINE OF CREDIT

During 2007 the Company, amended its two-year unsecured revolving credit facility with certain private investors that provides a $3 million dollar line of credit. The terms of the secured revolving credit facility allow ERF Wireless to draw upon the facility as financing requirements dictate and provide for quarterly interest payments at a 12% rate. The loan is due February 28, 2009 and may be prepaid without penalty or repaid at maturity. At December 31, 2007, the balance of the credit line was $2,409,041. The lender has agreed to fund up to an additional $1 million during 2008 under the same terms and conditions.

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

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At the Company's discretion at any time after the first year, the Bonds, including the interest payments may be repaid in cash or in shares of our common stock, which will be valued at the average last sales price of our common stock over the 60-trading-day period preceding any payment date. If the Company chooses to issue shares of our common stock as repayment of the Bond as payment of interest, we will issue shares representing 125% of the Bond principal. If the Company's choose to issue shares of our common stock as payment of interest, we will issue shares representing 100% of the interest due. If the Company chooses to pay cash for either the Bond repayment or any interest payment, we will pay cash representing 100% of the amounts owed. ERF Wireless may redeem the Bonds at any time after the first year following their purchase but not before. The offering was extended through December 31, 2007 and it terminated on December 31,, 2007, unless such date is extended at the Company's discretion. As of December 31, 2007 the Company has sold $1,000,000 of E-Series Bonds and the balance due at December 31, 2007 is $275, 000.

The E-Series Bonds were determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature and the redemption option (compound embedded derivative liability). At the date of issuance the E-Series Bond, compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the income statement. The Company uses the effective interest method to record interest expense and related debt accretion which was $77,058 for the twelve months ended December 31, 2007, and the estimated debt accretion for 2008 is $33,898.

The following table summarizes the convertible debt activity for the period May 31, 2006, to December 31, 2007:

Description	E-Series Bonds	Compound Derivative Liability	Total

Fair value issuance at inception	$866,174	$133,826	$1,000,000
05-31-06 to 06-30-06 change in fair value	763	(11,750)	(10,987)
07-01-06 to 09-30-06 change in fair value	5,847	(3,971)	1,876
10-01-06 to 12-31-06 change in fair value	6,648	(13,213)	(6,565)
01-01-07 to 03-31-07 change in fair value	9,065	5,956	15,021
04-01-07 to 06-30-07 change in fair value	49,060	(10,668)	38,392
07-01-07 to 09-30-07 change in fair value	2,965	4,536	7,501
10-01-07 to 12-31-07 change in fair value	25,580	(1,274)	24,306
Conversions from inception to date	(725,000)	-	(725,000)
Fair value at December 31, 2007	$241,102	$103,442	$344,544

For inception to date through December 31, 2007, the Company recorded a net derivative income of $30,384 and for the twelve months ended December 31, 2007, a net derivative income of $1,450.

BLANCO NATIONAL BANK

In August 2007, the company assumed a note from the purchase of certain assets from Momentum Online Computer Services, Inc., that financed a 9.50% installment note to a Blanco National bank, secured by operating equipment, inventory and accounts receivable, payable in monthly installments of $3,913 including interest and is guaranteed by a shareholder.

ROBERT MCCLUNG, MOMENTUM ONLINE COMPUTER SERVICES, INC.

On October 17, 2007, the Company issued a note to Momentum Online Computer, Inc., totaling $250,000 that bear interest at 7.5% and are secured by all of the capital stock issued and outstanding of Network Operating Services, Inc.,( a subsidiary of the Company), payable in twelve quarterly payments of $23,476 plus interest.

GEORGE KEMPER, TSTAR INTERNET, INC.

On November 1, 2007, the Company issued a note to TSTAR, Inc., totaling $350,000 bearing interest at 7.5% and are secured by the equipment acquired, payable in ten quarterly payments of $38,254 plus interest.

CAPITAL LEASES

During May 2007, ERF Wireless Bundled Services, Inc., entered into a master lease agreement with Agility Lease Fund I, LLC, to fund up to $1,000,000 in equipment financing. Each draw under this agreement will be treated as a separate capital lease to be repaid over 36 months with an effective interest rate of 18%. During October 2007 ERF Wireless Bundled Services, Inc. assumed an additional master lease agreement for equipment financing in the amount of $500,000 with Agility Lease Fund, LLC during an acquisition of certain assets from Momentum Online Computer Services, Inc. Included in property and equipment at December 31, 2007, is $1,423,000 capitalized equipment, net of amortization. The equipment and one of the Company's bank accounts are the primary collateral securing the financing with a guarantee of repayment by ERF Wireless, Inc.

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

During August 2007, ERF Enterprise Network Services, Inc., entered into a master lease agreement with BancLeasing, Inc., to fund up to $10,000,000 in equipment financing. Each draw under this agreement will be treated as a separate capital lease to be repaid over 84 months with an effective interest rate of 11%. Included in property and equipment at December 31, 2007, is $305,450 capitalized equipment, net of amortization. The equipment is the primary collateral securing the financing.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2007 (in thousands):

Year Ending December 31,
2007	$608
2008	588
2009	399
2010	64
2011	64
Thereafter	133
Total minimum lease payments	$1,856
Less amount representing interest	(444)
Present value of net minimum lease payments	1,412
Current maturities of capital lease obligations	(403)
Long-term portion of capital lease obligations	$1,009

NOTE 12 - UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts for the twelve months ended December 31, 2007, and December 31, 2006, are summarized as follows (in thousands):

	December 31,	December 31,
	2007	2006
Costs incurred on uncompleted contracts	$2,284	$854
Estimated profit	429	62
Gross revenue	2,713	916
Less: billings to date	2,303	847
Costs and profit in excess of billings	$410	$69

Such amounts are included in the accompanying balance sheets at December 31, 2007, and December 31, 2006, and are summarized as follows (in thousands):

	December 31,	December 31,
	2007	2006
Cost and estimated earnings in excess of billings on uncompleted contracts	$410	$69

Billings in excess of costs and estimated earnings on uncompleted contracts	-	-

	$410	$69

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - COMMITMENTS AND CONTINGENCIES

LEASES AND LICENSE AGREEMENTS

For the twelve months ended December 31, 2007 and 2006, rental expenses of approximately $413,000 and $299,000, respectively, were incurred. The Company accounts for rent expense under leases that provide for escalating rentals over the related lease term on a straight-line method. The Company occupies office and tower facilities under several non-cancelable operating lease agreements expiring at various dates through September 2012, and requiring payment of property taxes, insurance, maintenance and utilities.

Future minimum lease payments under non-cancelable operating leases at December 31, 2007 were as follows:

Period Ending December 31,	Amount ($000)
2007	$443
2008	385
2009	286
2010	196
2011	23
2012	2
Total	$1,335

EMPLOYMENT AGREEMENTS

R. GREG SMITH

On August 1, 2004, the Company entered into an Executive Employment Agreement with R. Greg Smith, our CFO. Mr. Smith is paid a base salary of $180,000 per year and is eligible to receive a bonus equal to 1% of the revenues for the most recent twelve-month period of each acquisition made by the Company during his employment period. Mr. Smith received 63,828 shares of our Series A Convertible Preferred Stock par value $0.01 per share, as consideration for a sign-on bonus at a price of $0.50 per share for total consideration of $31,913.50. The preferred stock is convertible at holder's option at one preferred share for 18.676347 shares common stock and has a 2:1 liquidation preference and each preferred share has 20 votes. During 2006 and 2007, Mr. Smith converted all of his Series A Convertible Preferred Stock into 1,196,070 shares of the Company's common stock. Mr. Smith is also entitled to receive up to 1,000,000 stock options under the Company's 2004 Non-Qualified Stock Option Plan for attainment of certain future cumulative revenue milestone achievements. These options, if any are earned, will vest when granted and have an exercise price of the lowest five-day average closing price existing for the Company's common stock during the twelve-month period immediately preceding the date of the vesting event. Mr. Smith is subject to a lock-up agreement which prohibits Mr. Smith from selling shares until August 1, 2006, unless agreed to by the Company in writing. During 2007, Mr. Smith's employment contract was renewed for one additional year by the Board of Directors through August 1, 2008.

As of December 31, 2007, Mr. Smith earned options to purchase an additional 150,000 shares of common stock for attainment of certain cumulative revenue milestones set forth in his employment agreement. These options are at an exercise price of $0.10 and expire on July 31, 2010. As of December 31, 2006, Greg Smith has earned 100, 000 options to purchase 100, 000 common shares for attainment of certain cumulative revenue milestones set forth in his employment agreement. These options are at an exercise price of $1.38 and expire on July 31, 2009. The income statement for December 31, 2007 and 2006 includes a compensation charge of $56,793 and $91,596, respectively, which charge is based on Black-Scholes option pricing model.

JOHN ADRIAN BURNS

On August 12, 2005, the Company entered into an executive employment agreement with John Adrian Burns as Chief Executive Officer and Chairman of ERF Enterprise Network Services, Inc. ("ENS"). Mr. Burns is paid $180,000 per year and other normal benefits available to all company employees. Additionally, Mr. Burns is eligible to receive non-qualified non-transferable stock options based on the future financial performance of ENS. These future financial performance targets are deemed the vesting events. The options are priced at $3.72 and when attained can be converted on a cashless basis into ERF Wireless, Inc. (Parent), common stock. The common shares received have piggyback registration rights and expire on the close of business of July 30, 2008. Mr. Burns resigned as director and officer as of March 18, 2008 and this agreement was then terminated.

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

These future financial performance targets are deemed the vesting events. The options are priced at $3.72 and when attained can be converted on a cashless basis into ERF Wireless, Inc. (Parent), common stock. The common shares received have piggyback registration rights and expire on the close of business of July 30, 2008. The vesting events and related incentive options are as follows:

•
35,000 options qualify when the annual revenue of ENS exceeds $3,000,000; 50,000 options qualify when the annual revenue of the ENS exceeds $6,000,000; 75,000 options qualify when the annual revenue of ENS exceeds $12,000,000; and 100,000 options qualify when the annual revenue of ENS exceeds $20,000,000

•
35,000 options qualify when the adjusted annual EBIDTA of ENS exceeds $500,000; 50,000 options qualify when the adjusted annual EBIDTA of ENS exceeds $1,000,000; 75,000 options qualify when the adjusted annual EBIDTA of ENS exceeds $2,000,000; and 100,000 options qualify when the adjusted annual EBIDTA of ENS exceeds $3,000,000

NOTE 14 - RELATED PARTY

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

In March 2005, the Company entered into an annual professional services agreement with Synchton Incorporated for financial and business support services. The agreement requires Synchton to provide one or more consultants for a total of 100 hours per month. This agreement is automatically renewable on each anniversary date and can be terminated by the Company prior to the renewal date. The Company is obligated to pay Synchton $12,000 per month in cash or free trading stock. The Company at its discretion may issue up to 50% of the monthly fee in stock at the market price on the date of issuance; provided that if Synchton sells the stock within 30 days of issuance the Company is obligated to pay Synchton any shortfall between the difference in the market price on the issuance date and the market price on the sale date. Synchton's President is Scott A. Cubley. For the period ended December 31, 2007 and 2006, total fees incurred by the Company under the agreement were $101,000 and $119,000, respectively.

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

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NETWORK OPERATING SERVICES DIVISION (NOS)

NOS provides the overall day-to-day 24/7 monitoring of all wireless broadband networks that the Company constructs, acquires, maintains and administers. The transactions in the NOS segment for the twelve months December 31, 2007 and 2006, were not material.

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

For the twelve months ended December 31, 2007 (in thousands)

	WMS	WBS	ENS	Total
Revenue	$2,432	$1,873	$1,264	$5,569
Segment (loss) income	(75)	(729)	(1,368)	(2,172)
Segment assets	223	4,799	1,054	6,076
Capital expenditures	1	1,847	389	2,237
Depreciation	14	286	14	314

For the twelve months ended December 31, 2006 (in thousands)

	WMS	WBS	ENS	Total
Revenue	$570	$132	$1,014	$1,716
Segment loss	(668)	(300)	(1,378)	(2,346)
Segment assets	120	948	505	1,573
Capital expenditures	14	416	(12)	418
Depreciation	24	8	4	36

Reconciliation of Segment Loss from Operations to Net Loss	December 31, 2007	December 31, 2006
Total segment loss from operations	$(2,172)	$(2,346)
Total corporate overhead	(4,895)	(2,886)
Net loss	$(7,067)	$(5,232)

Reconciliation of Segment Assets to Total Assets	December 31, 2007	December 31, 2006
Total segment assets	$6,076	$1,573
Total corporate assets	2,290	651
Consolidated assets	$8,366	$2,224

The accounting policies of the reportable segments are the same as those described in the section titled Basis of Accounting. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation and amortization expense, accounting changes and non-recurring items.

At December 31, 2007 one customer accounts for $679,000 of Enterprise Network Services Division revenues and one customer accounts for $2,033,000 of Wireless Messaging Services Division revenues. Two customers accounts for $589,000 and $333,000 of Enterprise Network Services Division revenues at December 31, 2006.

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - SUPPLEMENTAL NON-CASH DISCLOSURES:

During 2007, the Company issued stock in lieu of cash as payment for the following (in thousands):

December 31, 2007	Supplemental Non-Cash Disclosure
Professional fees	$1,376
Settlements	457
Salary and compensation	657
Other services rendered	84
Interest expense	152
Notes payable	1,009
Acquisition	1,371
Total non-cash settlements	$5,106

December 31, 2006	Supplemental Non-Cash Disclosure
Professional fees	$739
Settlements	192
Salary and compensation	362
Other services rendered	137
Interest expense	84
Loss on extinguishment of debt	48
Notes payable	1,149
Acquistion	300
Total non-cash settlements	$3,011

NOTE 17 - EMPLOYEE STOCK OPTIONS

In 2004, the Board of Directors adopted a Non-Qualified Stock Option Plan under which 5,000,000 shares of the Company's common stock were reserved for issuance. In March 2007 the Board of Directors adopted a Non-Qualified Stock Option Plan under which an additional 10,000,000 shares were reserved for issuance. There were 95,742 Series A preferred stock convertible to 1,788,111 common stock shares granted to certain Officers and employees under employment agreements. As of December 31, 2007, 359,501 common stock shares remain to be converted from Series A preferred stock. Also the Company has granted to certain officers and employees 375,000 stock options which are currently exercisable. As of December 31, 2007, under all Non-Qualified Stock Option Plans, 12,725,247 shares were issued and exercised by certain employees and consultants for services rendered.

The weighted average fair value of the individual options granted during the twelve months ended December 31, 2007, is estimated at $2.98 on the date of grant. The fair values were determined using a Black-Scholes option-pricing model with the following assumptions:

	8/1/2004	8/12/2005	12/31/2005	1/23/2006	3/31/2006	6/30/2007
Assumptions	Options	Options	Options	Options	Options	Options
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Risk-free rate for term	3.50%	4.18%	4.35%	4.45%	4.98%	4.89%
Volatility	207.00%	31.00%	76.00%	89.00%	78.00%	116.00%
Remaining life	5	3	1	2.5	3.3	2.1

Option activity was as follows for the twelve months ended December 31, 2007, and December 31, 2006:

	2007
	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	3,302,000	$3.21
Granted	-	-
Assumed through acquisitions	-	-
Exercised	-	-
Forfeited/cancelled	-	-

Outstanding throughout the period	3,302,000	$2.98

Exercisable at December 31, 2007	375,000	$0.61

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	2006
	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	3,105,000	$3.31
Granted	232,000	$2.27
Assumed through acquisitions	-	-
Exercised	-	-
Forfeited/cancelled	(35,000)	$2.91

Outstanding throughout the period	3,302,000	$3.21

Exercisable at December 31, 2006	150,000	$1.38

Information about options outstanding was as follows at December 31, 2007:

		Remaining	Average		Average
Class	Number	Average Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life in Years	Price	Exercisable	Price

$0.10	225,000	1.58	$0.10	225,000	$0.10
$1.38	150,000	1.58	$1.38	150,000	$1.38
$2.88	750,000	1.58	$2.88	-	-
$2.88	375,000	1.58	$2.88	-	-
$3.72	1,570,000	0.58	$3.72	-	-
$2.27	232,000	0.58	$2.27	-	-
	3,302,000	1.25	$2.98	375,000	$0.61

NOTE 18 – BUSINESS COMBINATIONS

The following table summarizes significant acquisitions completed during the year ended December 31, 2007 (in thousands):

	Purchase		Amortizable
	Price	Goodwill	Intangibles

Momentum	$1,200,000	$225	$700
TSTAR	$1,100,000	$35	$826

MOMENTUM ONLINE COMPUTER SERVICES, INC., ACQUISITION

PURCHASE PRICE

On October 18, 2007, ERF Wireless, Inc. (ERFW) completed the purchase of assets from Momentum Online Computer Services Inc. under the Asset Purchase Agreement dated October 17, 2007. Under the Asset Purchase Agreement, ERFW acquired the wireless internet service provider ("WISP"), which includes all of the current customers and network infrastructure equipment of and approximately 33 tower locations. The acquisition will also increase the Company's footprint in central Texas and will lead to expansion of the Central Texas WiNet and US-BankNet System reaching 36 regional and community bank charters aggregating 462 branch locations. At the time of the transaction, there were no material relationships between the seller and ERFW or any of its affiliates, or any director or officer of ERFW, or any associate of any such officer or director. ERFW paid $1,200,000 in cash, notes and securities and assumed $148,000 in current liabilities and $503,000 in note payables.

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The purchase price allocation is as follows (in thousands):

Cash	$21
Accounts receivable	54
Inventory	8
Deposits	46
Property and equipment	797
Goodwill	225
Identifiable intangible assets	700
Accounts payable and accrued expenses	(101)
Deferred revenue	(47)
Capital leases	(376)
Note payable	(127)
Total adjusted purchase price	$1,200

The amount allocated to identifiable intangible assets was determined by the company's management. Other intangibles assets are being amortized over their useful life in accordance with the guidance contained in the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets".

Goodwill	$225
Non-compete agreement	85
Customer relationships	615
Total identifiable intangible assets	$925

TSTAR INTERNET, INC., ACQUISITION

PURCHASE PRICE

On October 31, 2007, ERFW Wireless, Inc (ERFW) completed the purchase of assets from TSTAR INTERNET INC. under the Asset Purchase Agreement dated October 31, 2007. Under the Asset Purchase Agreement, ERFW acquired the wireless internet service provider ("WISP"), which includes all of the current customers, network infrastructure equipment and tower leases. The acquisition will also enhance and increase the Company's footprint in central Texas covering the Llano and Burnet counties. At the time of the transaction, there were no material relationships between the seller and ERFW or any of its affiliates, or any director or officer of ERFW, or any associate of any such officer or director. ERFW paid $1,100,000 in cash, notes and securities and assumed $17,000 in current liabilities and $10,000 in note payables.

The purchase price allocation is as follows (in thousands):

Cash	$13
Property and equipment FMV	253
Goodwill	35
Identifiable intangible assets	826
Accounts payable and accrued expenses	(17)
Note payable	(10)
Total adjusted purchase price	$1,100

The amount allocated to identifiable intangible assets was determined by the company's management. Other intangibles assets are being amortized over their useful life in accordance with the guidance contained in the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets".

Goodwill	$35
Non-compete agreement	90
Customer relationships	736
Total identifiable intangible assets	$861

The results of operations for Momentum and TSTAR have been included in the Company’s consolidated statements of operations since the completion of the acquisitions during the year ended December 31, 2007. The following unaudited pro forma financial information presents the combined results of the Company and the 2007 acquisitions as if the acquisitions had occurred at the beginning of 2006 (in thousands, except per share amounts):

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Unaudited pro forma
	Year Ended	Year Ended
	December 31,	December 31,
	2006	2007

Net Revenue	$4,040	$7,363
Net income (loss)	$(5,098)	$(6,995)
Net income (loss) applicable to common shareholder	$(5,228)	$(6,995)
Net income (loss) per share-basic	(0.36)	(0.17)
Net income (loss) per share-diluted	(0.36)	(0.17)

The above unaudited pro forma financial information includes adjustments for depreciation and amortization of identifiable intangible assets.

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1)  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(3)  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

Not applicable

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATEGOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and executive officers and their ages as of March 28, 2008, are shown below.

Name	Age	Position
H. Dean Cubley	66	Chairman of the Board of Directors and CEO
Richard R. Royall	61	Director and Chief Financial Officer
R. Greg Smith	49	Director and CEO of ENS
Bartus H. Batson	65	Director

DR. H. DEAN CUBLEY has served as chairman of ERF Wireless since May 2004, as acting president, secretary and treasurer from May 2004 until August 2004 and as Chief Executive Officer since October 2006. Dr. Cubley has served as a director of Eagle Broadband, Inc. since March of 1996; was chairman of the board from March 1996 to April 2004; chief executive officer from March 1996 to October 2003; and president from March 1996 until September 2001.

Richard R. Royall served as CFO since 2008. Mr. Royall Certified Public Accountant has been engage in the private practice of accounting since 1972 with concentration of expertise in accounting, mergers, acquisitions and Securities and Exchange registrations and filings including implementation of SOX 404 compliance. Mr. Royall served as Chief Financial Officer for the period of 1996 to 2004 for Eagle Broadband, Inc.,

MR. R. GREG SMITH has served as the chief executive officer of the Company’s ENS subsidiary since March 2008, as the Company’s chief financial officer from August 2004 to March 2008, as the chief executive officer from August 2004 to October 2006, and as a director since August 2004. Mr. Smith's professional background includes 25 years of demonstrated executive management experience. Mr. Smith most recently was employed by Eagle Broadband, Inc., where he was recruited to assist in the restructuring of numerous Eagle subsidiaries; serving in dual roles as CFO and as CEO of certain Eagle subsidiaries from 2002. Prior to Eagle, Mr. Smith spent 13 years in various corporate finance functions including CFO in the healthcare informatics market with ADAC Healthcare Information Systems, Inc.

DR. BARTUS H. BATSON has served as a director of ERF Wireless since January 2005. Dr. Batson has served as president, chief executive officer and chairman of X-Analog Communications, Inc., since March 1992. Dr. Batson has over 40 years of experience in all fields of telecommunications with a major focus in satellite communications and wireless systems.

KEY EMPLOYEES

MR. J. ARLEY BURNS is the president of the Company's ENS subsidiary. He co-founded Skyvue USA East Central Texas in 2002. Mr. Burns is responsible for all operational aspects of the ENS subsidiary business.

MR. JOHN NAGEL is currently serving as vice president of special projects for ERF Wireless. In his current role he was responsible for construction the 24/7 Network Operations Center (NOC) for ERF's wireless ISP services as well as the point to point private networks for all of ERF's Bank customers. The bank networks are private, encrypted, point to point wireless networks now operating across from Texas to Louisiana. Mr. Nagel has most recently been in charge of the project management of the wireless state wide network for the Louisiana State Police contract which ERF has recently negotiated. This project is still in early construction phases.

INDEPENDENCE OF DIRECTORS

Other than Dr. Batson, none of the directors are independent as defined by Rule 10A-3 of the Exchange Act. The board has established an audit committee and compensation committee comprised of Dr. Cubley and Dr. Batson. The board serves as the nomination committee as it believes that the board, due to the size, can appropriately participate in the nominee identification and selection process. The board has determined that Dr. Cubley qualifies as an audit committee financial expert as defined in Item 407(d)(5) of Regulation S-B and that he is not independent.

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

CODE OF ETHICS

The Company has not established a Code of Business Conduct and Ethics. We intend to adopt a Code of Business Conduct and Ethics this fiscal year in conjunction with an expansion of our Board of Directors and will report the adoption of a Code of Business Conduct and Ethics on Form 8-K promptly thereafter.

ITEM 10. EXECUTIVE COMPENSATION

The following table contains compensation data for our named executive officers. Mr. Smith served as our chief executive officer from August 2004 through October 2006; at which time the board of directors appointed Dr. H. Dean Cubley as our chief executive officer. Dr. Cubley has served as chief executive officer from October 2006 to date. From October 2006 until March 2008, Mr. Smith served as chief financial officer. Mr. John Burns served as an executive officer from August 2005 to March 2008. Mr. Arley Burns and John Nagel have served as key employees since August 2005 and January 2006, respectively. These individuals are considered our "named executive officers" as defined in Item 402(a) of Regulation S-B.

Name and Principal Position	Year	Salary and Consulting Payments ($)	Bonus ($)	Stock Awards ($)	All Other Conpensation ($)	Total ($)

H. Dean Cubley	2007	157,995	-	-	-	157,995
Chairman of the Board and CEO	2006	1,000	-	-	-	1,000
	2005	15,000	-	-	-	15,000

R. Greg Smith	2007	192,775	-	-	-	192,775
Director and CEO ENS	2006	181,000	-	-	-	181,000
	2005	195,000	5,000	-	-	200,000

John Burns	2007	190,275	-	-	-	190,275
Former Director	2006	182,000	-	-	-	182,000
	2005	106,000	-	-	-	106,000

Arley Burns	2007	150,000	-	-	-	150,000
CTO of ENS	2006	153,000	-	-	-	153,000
	2005	60,000	-	-	-	60,000

John Nagel	2007	110,000	-	-	-	110,000
Manager of Project Engineering	2006	100,000	-	-	-	100,000
	2005	9,000	-	-	-	9,000

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The table below sets forth information with respect to our named executive officers regarding the value of equity compensation as of December 31, 2007.

	Option Awards					Stock Awards
Name	Number of Securties Underllying Unexercised Options (#) Exercisable	Number of Securties Underllying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securties Underllying Unexercised Unearned Options (#)	Option Exercised Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested ($)
H. Dean Cubley	-	-	-	-	-	-	-	-	-
R. Greg Smith (1)	250,000	750,000	-	$0.61	07/31/09	750,000	757,500	-	-
John Burns (2)	-	1,050,000	-	$3.72	07/31/08	1,050,000	1,060,500	-	-
Arley Burns (3)	-	520,000	-	$3.72	07/31/08	520,000	525,200	-	-
John Nagel	-	-	-	-	-	-	-	-	-

________________
 (1) Mr. Smith is also entitled to receive up to 1,000,000 stock options under the Company's 2004 Non-Qualified Stock Option Plan for attainment of certain future cumulative revenue milestone achievements. These options, if any are earned, will vest when granted and have an exercise price of the lowest five-day average closing price existing for the Company's common stock during the twelve-month period immediately preceding the date of the vesting event. As of December 31, 2007 and 2006, Greg Smith has earned a total 250,000   options to purchase 250,000 common shares for attainment of certain cumulative revenue milestones set forth in his employment agreement. These options are at an exercise price at an average of $.61 and expire on July 31, 2009.

(2) Resigned as director and executive officer as of March 19, 2008. No options vesting have been met for issuance to Mr. Burns through his termination date.

(3) Mr. Arley Burns is eligible to receive non-qualified non-transferable stock options based on the future financial performance of ENS.

These future financial performance targets are deemed the vesting events. The options are priced at $3.72 and when attained can be converted on a cashless basis into ERF Wireless, Inc. (Parent), common stock. The common shares received have piggyback registration rights and expire on the close of business of July 30, 2008. The vesting events and related incentive options are as follows:

•
35,000 options qualify when the annual revenue of ENS exceeds $3,000,000; 50,000 options qualify when the annual revenue of the ENS exceeds $6,000,000; 75,000 options qualify when the annual revenue of ENS exceeds $12,000,000; and 100,000 options qualify when the annual revenue of ENS exceeds $20,000,000

•
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

We have entered into employment and consulting agreements with the following named executive officers:

Richard Royall. Mr. Royall’s employment agreement was executed in March 2008 and expires January 2011. During the term of his employment, Mr. Royall is entitled to the following compensation: (i) base salary of $200,000 per year, (ii) standard benefits that are available to other Company executive officers, and (iii) a stock grant of up to 3,000,000 shares, 1,000,000 shares will be awarded when the Company achieves positive EBITDA (as reported in an Exchange Act filing), 1,000,000 shares will be awarded when the Company closes a $25 million financing, and (iii) 1,000,000 shares will be awarded when the Company lists on a national stock exchange.

R. GREG SMITH. Mr. Smith's employment agreement was executed in August 2004, and expires August 2008. During the term of his employment, Mr. Smith is entitled to the following compensation: (i) base salary of $180,000 per year; (ii) bonus equal to 1% of revenues for the most recent twelve-month period of each acquisition made by the Company during his employment period; (iii) received 63,828 shares of our Series A Preferred Stock as a sign-on bonus; (iv) receive up to 1,000,000 stock options through attainment of certain future cumulative revenue milestone achievements. As of December 31, 2007, Mr. Smith has earned 250,000 options to purchase 250,000 common shares due to the attainment of certain revenue milestone within his agreement. His agreement does not contain any change of control provisions.

ARLEY BURNS. Mr. Burns entered into a three-year employment agreement with the Company in August 2005. Mr. Burns is entitled to a base salary of $150,000 per year and receive up to 520,000 stock options through attainment of certain future cumulative financial milestone achievements. As of December 31, 2007, none of the options to purchase common stock have vested. His agreement does not contain any change of control provisions.

DIRECTOR COMPENSATION

Set forth below is information regarding compensation paid to each director during 2007. Additionally, we reimburse our directors for travel and lodging expenses in connection with their attendance at board meetings.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualfied Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

H. Dean Cubley	22,995	-	-	-	-	-	22,995
R. Greg Smith	12,775	-	-	-	-	-	12,775
John Burns	10,275	-	-	-	-	-	10,275
Bartus H. Batson	17,885	-	-	-	-	-	17,885

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 26, 2008, 72, 190, 054 shares of common stock were outstanding and 3,311,534 shares of Series A Preferred Stock were outstanding. The following table sets forth, as of such date, information with respect to shares beneficially owned by:

•	each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.

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

	SHARES OF COMMON STOCK BENEFICIALLY OWNED (1)			SHARES OF SERIES A PREFERRED STOCK BENEFICIALLY OWNED			TOTAL PERCENTAGE OF VOTING POWER (2)
NAME AND ADDRESS OF BENEFICAL OWNER	NUMBER		%	NUMBER		%	NUMBER	%
Frances Cubley (3)	3,932,345	(4)	6.39%	3,212,328	(5)	97%	68,178,905	53.36%
STJV Trust	236,226		0.38%	1,809,487		55%	36,425,966	28.51%
Pauline Trust	541,783		0.88%	300,275		9%	6,547,283	5.12%
Carson Family Trust	1,485,174		2.41%	269,124		8%	6,867,654	5.37%
Leopard Family Trust	560,459		0.91%	266,305		8%	5,886,559	4.61%
Jauquine Trust	535,171		0.87%	109,131		3%	2,717,791	2.13%
Systom Trust	573,532		0.93%	458,006		14%	9,733,652	7.62%
R. Greg Smith	1,715,738	(6)	2.79%	-		0%	1,715,738	1.34%
Dr. H. Dean Cubley	490,155		0.80%	-		0%	490,155	0.38%
Dr Bartus H. Batson	94,432		0.15%	-		0%	94,432	0.07%
John Burns	261,695		0.43%	-		0%	261,695	0.20%
All Executives Officers and Directors as a group	2,562,020		4.16%	-		0%	2,562,020	2.01%
(4 persons)
Arley Burns	9,993		0.02%	-		0%	9,993	0.01%
John Nagel	721,121		1.17%	-		0%	721,121	0.56%

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

(4) Includes 3,932,345 shares owned by the Francis Cubley Trusts.

(5) Includes 3,212,328 shares of Series A Preferred Stock held by the Francis Cubley Trusts.

(6) Includes 1,463,071 shares held by Lariat Financial, Inc., a corporation controlled by Mr. Smith. Also includes 250,000 shares vested under employment contract. This does not include options to purchase 750,000 shares of common stock that are exercisable upon cumulative revenue of the Company, which as of December 2007, the Company does not believe such revenue's will be exceeded during the next 60 days.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has entered into a professional services agreement with Synchton Incorporated for financial and business support services. The agreement requires Synchton to provide one or more consultants for a total of 100 hours per month. The Company is obligated to pay Synchton $12,000 per month in cash or free trading stock. The Company at its discretion may issue up to 50% of the monthly fee in stock at the market price on the date of issuance; provided that if Synchton sells the stock within 30 days of issuance the Company is obligated to pay Synchton any shortfall between the difference in the market price on the issuance date and the market price on the sale date. Synchton's President is Scott A. Cubley, son of H. Dean Cubley. For the year ended December 31, 2007 and 2006, total fees incurred by the Company under the agreement were $101,000 and $119,000, respectively.

Brian Cubley, son of H. Dean Cubley, served as an employee during 2007 and continues to serve as an employee during current fiscal year. During fiscal 2007 Mr. Cubley was paid $90,000 in cash and stock for services rendered. In fiscal 2005 Mr. Cubley also received 31,914 shares of Series A Preferred Stock at $0.50 per share. Mr. Cubley is also eligible to receive non-qualified non-transferable stock options to purchase up to 500,000 shares of the Company's common stock based upon the attainment of certain performance based milestones at 115% of the lowest five day average closing price for the Company previous year; As of December 31, 2007, Brian Cubley has earned options to purchase a total 125,000 shares of common stock at an average exercise price of $.61 and expire on July 31, 2009 and 2010. Additionally, Mr. Cubley is entitled to a bonus for each calendar year in which the Company's Messaging Services Division is profitable equal to 5% of the revenues of the Messaging Services Division; no bonus was earned in 2007 and 2006.

The Company received advances from related family trusts of Dr. Cubley that totaled $130,000 in 2006, and repaid these advances through the issuance of 86,667 shares of preferred stock in 2006, which were converted into 1,618,617 shares of common stock. Frances Cubley, the mother of H. Dean Cubley, holds the investment and voting power over certain of these family related trusts while Scott Cubley and Brian Cubley, the adult sons of H. Dean Cubley, have the investment and voting power over other of the remaining family trusts. Additionally, certain of these family related trusts are participants in the Angus Capital $4,000,000 revolving non convertible credit facility that bears interest at 12% per annum that matures in February 2009.

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

Exhibit 10.14	Form of Skyvue Note (11)
Exhibit 10.15	Series A Preferred Conversion Restriction Agreement (11)
Exhibit 10.16	Warrant issued in June 2004(11)
Exhibit 10.17	Employment Agreement with John Burns(11)
Exhibit 10.18	Employment Agreement with Arley Burns(12)
Exhibit 10.19	Amendment of Angus Capital (12)
Exhibit 10.20	Acquisition of Net Yeti (13)
Exhibit 10.21	Acquisition of Door (14)
Exhibit 20.1	List of Subsidiaries(11)
Exhibit 31	Certification of Chief Executive officer and Chief Financial officer pursuant to Rules 13a-14 (a) and 15d-14 (a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (12)
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (12)

(1)	Incorporated by reference from the Form 10-QSB for September 30, 2004;
(2)	Incorporated by reference from the Form 10-QSB for June 30, 2004;
(3)	Incorporated by reference from the Form 8-K for May 28, 2004;
(4)	Incorporated by reference from the Form S-8 filed December 29, 2004;
(5)	Incorporated by reference from the Form 10-KSB filed April 15, 2005;
(6)	Incorporated by reference from the Form 10-KSB/A - Amendment No. 1 filed on August 29, 2005;
(7)	Incorporated by reference from the Form 10-QSB for March 31, 2005;
(8)	Incorporated by reference from the Form 10-QSB/A - Amendment No. 1;
(9)	Incorporated by reference from the Form 8-K for September 19, 2005;
(10)	Incorporated by reference from the Form 8-K for August 12, 2005;
(11)	Incorporated by reference from the Form SB-2 filed on December 12, 2005.
(12)	Incorporated by reference from the Form 10-KSB filed April 17, 2007
(13)	Incorporated by reference from the Form 8-K filed on October 20, 2006.
(14)	Incorporated by reference from the Form 8-K filed on December 21, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the fiscal years ended December 31, 2007, and December 31, 2006, the aggregate fees billed by LBB & Associates LTD., LLP, were as follows:

	December 31,	December 31,
	2007	2006
Audit fees	$73,637	$70,605
Audit related fees	$-	$-
Tax fees	$-	$-
All other fees	$-	$-

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

ERF WIRELESS, INC. By: /s/ H. Dean Cubley Name: H. Dean Cubley Title: Chief Executive Officer Date: March 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this restated Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Dr. H. Dean Cubley	Chairman of the Board of Directors Principal Executive Officer, and Director	March 31, 2008

/s/ Richard R. Royall	Director and Chief Financial Officer, Principal Financial Officer	March 31, 2008

/s/ R. Greg Smith	Director and CEO of ENS	March 31, 2008

/s/ Dr. Bartus H. Batson	Director	March 31, 2008