Form 10KSB/A
period 2007-12-31
ERF Wireless, Inc.
filed 2008-04-01
CIK 1020646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB/A

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2007

COMMISSION FILE NUMBER 000-27467

ERF WIRELESS, INC.
(Exact name of registrant as specified in its charter)

Nevada	000-27467	76-0196431
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

2911 SOUTH SHORE BOULEVARD, SUITE 100, LEAGUE CITY, TEXAS 77573
 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:   (281) 538-2101

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

$.001 PAR VALUE COMMON STOCK

Check whether the issuer is not required to file report pursuant to Section 13 or 15(d) of the Exchange Act [_]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell Company (as define in 12b-2 of the Exchange Act). [_] Yes [X] No

ERF Wireless, Inc.’s revenue for its most recent fiscal year was $5,569,000.

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

Explanatory Note:

This Amendment No. 1 to Form 10-KSB for the year ended December 31, 2007, is filed to include Exhibit 23 the Consent of Independent Registered Public Accounting Firm and Exhibit 10.22. These exhibits were inadvertently not included in the original filing of the Annual Report on Form 10-KSB. This Amendment No. 1 does not amend any other information and the Company has not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the date the Form 10-KSB was originally filed.

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

Exhibit 10.14	Form of Skyvue Note (11)
Exhibit 10.15	Series A Preferred Conversion Restriction Agreement (11)
Exhibit 10.16	Warrant issued in June 2004(11)
Exhibit 10.17	Employment Agreement with John Burns(11)
Exhibit 10.18	Employment Agreement with Arley Burns(12)
Exhibit 10.19	Amendment of Angus Capital (12)
Exhibit 10.20	Acquisition of Net Yeti (13)
Exhibit 10.21	Acquisition of Door (14)
Exhibit 10.22	Employment Agreement with Richard Royall
Exhibit 20.1	List of Subsidiaries(11)
Exhibit 23.1	Consent of Independent Registered Public Accounting Firm
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 (a) and 15d-14 (a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 (a) and 15d-14 (a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (12)
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Form 10-QSB for September 30, 2004;
(2)	Incorporated by reference from the Form 10-QSB for June 30, 2004;
(3)	Incorporated by reference from the Form 8-K for May 28, 2004;
(4)	Incorporated by reference from the Form S-8 filed December 29, 2004;
(5)	Incorporated by reference from the Form 10-KSB filed April 15, 2005;
(6)	Incorporated by reference from the Form 10-KSB/A - Amendment No. 1 filed on August 29, 2005;
(7)	Incorporated by reference from the Form 10-QSB for March 31, 2005;
(8)	Incorporated by reference from the Form 10-QSB/A - Amendment No. 1;
(9)	Incorporated by reference from the Form 8-K for September 19, 2005;
(10)	Incorporated by reference from the Form 8-K for August 12, 2005;
(11)	Incorporated by reference from the Form SB-2 filed on December 12, 2005.
(12)	Incorporated by reference from the Form 10-KSB filed April 17, 2007
(13)	Incorporated by reference from the Form 8-K filed on October 20, 2006.
(14)	Incorporated by reference from the Form 8-K filed on December 21, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

ERF WIRELESS, INC. By: /s/ H. Dean Cubley Name: Dr. H. Dean Cubley Title: Chief Executive Officer Date: April 1, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Form 10-KSB has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Dr. H. Dean Cubley Dr. H. Dean Cubley	Chairman of the Board of Directors Principal Executive Officer, and Director	April 1, 2008

/s/ Richard R. Royall Richard R. Royall	Director and Chief Financial Officer, Principal Financial Officer	April 1, 2008

/s/ R. Greg Smith R. Greg Smith	Director and CEO of ENS	April 1, 2008

/s/ Dr. Bartus H. Batson Dr. Bartus H. Batson	Director	April 1, 2008