Form 10-Q
period 2008-03-31
ERF Wireless, Inc.
filed 2008-05-15
CIK 1020646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

The number of shares of common stock of the registrant outstanding at May 6, 2008, was 77,088,238.

Transactional Small Business Disclosure Format (check one): Yes [  ]  No [ X ]

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

ERF WIRELESS, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008, AND DECEMBER 31, 2007
($ in thousands except share data)

	March 31,	December 31,
	2008	2007
	(unaudited)

ASSETS

Current assets
Cash and cash equivalents	$1,058	$2,211
Accounts receivable, net	517	365
Accounts receivable other	144	114
Inventories	155	118
Cost and profit in excess of billings	579	410
Prepaid expenses and other current assets	486	523
Total current assets	2,939	3,741

Property and equipment
Property and equipment	4,238	3,246
Less accumulated depreciation	(802)	(564)
Net property and equipment	3,436	2,682

Goodwill	436	260
Intangible assets, net	1,557	1,541
Other assets	171	142
Total assets	$8,539	$8,366

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Notes payable and current portion of long-term debt	$493	$513
Current portion of long-term capital lease payable	524	403
Accounts payable	1,230	1,089
Deferred revenue	8	16
Accrued expenses	736	929
Derivative liabilities	250	403
Deferred liability lease	164	164
Total current liabilities	3,405	3,517

Long-term debt, net of current portion	2,932	2,885
Capital leases, net of current portion	1,356	1,009
Deferred liability lease	435	476
Deferred revenue	14	10
Total long-term liabilities	4,737	4,380

Commitments and contingencies

Shareholders’ equity:
Preferred stock - $.001 par value Authorized 25,000,000 shares Issued and outstanding at March 31, 2008 and December 31, 2007, 2,845,456 and 3,311,534, respectively	3	3
Common stock - $.001 par value Authorized 475,000,000 shares Issued and outstanding at March 31, 2008, and December 31, 2007, 72,621,177 and 61,541,358, respectively	73	62
Additional paid in capital	20,556	19,098
Accumulated deficit	(20,235)	(18,694)
Total shareholders’ equity	397	469

Total liabilities and shareholders' equity	$8,539	$8,366

ERF WIRELESS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)
($ in thousands except share data and loss per share)

	2008	2007

Sales:
Products	$437	$63
Services	1,219	434
Other	19	8
Total sales	1,675	505

Costs of goods sold:
Products and integration services	360	166
Rent, repairs and maintenance	91	42
Salary and related cost	49	41
Depreciation	196	19
Other cost	139	15
Total costs of goods sold	835	283
Gross profit	840	222
Operating expenses:
Selling, general and administrative	2,103	1,283
Depreciation and amortization	230	67
Total operating expenses	2,333	1,350
Loss from operations	(1,493)	(1,128)
Other income/(expenses):
Interest expense, net	(184)	(245)
Other income (expense)	6	(10)
Derivative income	130	14
Total other income (expense)	(48)	(241)
Net loss	$(1,541)	$(1,369)
Net loss per common share:
Basic	$(0.02)	$(0.05)
Diluted	$(0.02)	$(0.05)

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)
($ in thousands)

	2008	2007

Cash flows from operating activities
Net loss	$(1,541)	$(1,369)

Adjustments to reconcile net loss to net cash
used by operating activities:
Loss on sale of assets	-	10
Amortization of debt discount	9	190
Depreciation and amortization	427	108
Stock issued for services rendered	649	457
Warrant expense	23	3
Derivative (income)	(153)	(17)
Bad debt expense	63	-
(Increase) decrease in accounts receivable, net	(213)	220
(Increase) in accounts receivable other	(30)	-
(Increase) in inventories	(37)	(4)
Decrease (increase) in prepaid expenses	37	(258)
(Increase) decrease in cost and profit in excess of billings	(169)	55
Increase (decrease) in accounts payable	141	(20)
(Decrease) increase in accrued expenses	(196)	139
(Decrease) in deferred liability lease	(41)	(47)
(Decrease) in deferred revenue	(4)	(1)
Total Adjustment	506	835
Net cash used by operating activities	(1,035)	(534)

Cash flows from investing activities
Proceeds from sale of assets	-	6
Purchase of property and equipment	(63)	(71)
Business acquisitions, net of cash acquired	(171)	-
(Increase) in other assets	(29)	-
Net cash used by investing activities	(263)	(65)

Cash flows from financing activities
Net proceeds from line of credit	38	207
Proceeds from financing agreements	25	75
Payment of debt obligations	(70)	(20)
Payment on capital lease obligations	(120)	-
Proceeds from sale of common stock, net	272	-
Net cash provided by financing activities	145	262

Net (decrease) in cash	(1,153)	(337)
Cash and cash equivalents at the beginning of the period	2,211	393
Cash and cash equivalents at the end of the period	$1,058	$56

Supplemental disclosure of cash flow information:
Net cash paid during the year for:
Interest	$79	$1
Income taxes	$-	$-

Supplemental non-cash investing and financing activities:
Conversion of debt through issuance of common stock	$125	$97
Issuance of shares for asset acquisition	$400	$-
Property acquired under capital lease	$588	$-
See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

NATURE OF THE COMPANY

ERF Wireless, Inc. (the Company), provides wireless communications products and services including the Company's core focus of providing enterprise-class wireless broadband services. The Company has formed four operating divisions to provide solutions and services to different segments of the wireless industry. The Company's Enterprise Network Services Division was formed to serve enterprise customers, private entities, cities, unincorporated municipalities and the general public. The Company's Wireless Bundled Services Division was formed to provide wireless broadband products and services, including Internet, voice, data, security, and is in the early stages of building or acquiring wireless broadband networks to serve private entities, cities, municipalities and the general public. The Company's Wireless Messaging Services Division manufactures and supplies high-power infrastructure equipment for the wireless messaging industry and owns and operates a wide-area wireless messaging service (paging retail). The Company's Network Operations Services Division provides the overall day-to-day 24/7 monitoring of all wireless broadband networks that the Company constructs, acquires, maintains and administers. Please refer to segment footnote 12 for additional information regarding Company operating divisions.

BASIS OF ACCOUNTING

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report filed with the SEC on Form 10-KSB dated December 31, 2007. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

INVENTORIES

Inventories are valued at the lower of cost or market. The cost is determined by using the average cost method. Inventories consist of the following items, in thousands:

	March 31,	December 31,
	2008	2007
Raw material	$69	$49
Finished goods	86	69
	$155	$118

The Company has pledged substantially all the inventory of WBS of $62,000 and $39,000 as collateral against outstanding notes as of March 31, 2008, and December 31, 2007, respectively.

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

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods ended March 31, 2008, and December 31, 2007, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable net consists of the following (in thousands):

	March 31,	December 31,
	2008	2007
Accounts receivable	$628	$412
Allowance for doubtful accounts	(111)	(47)
Accounts receivable, net	$517	$365

The Company has pledged substantially all the accounts receivables of WBS as collateral against outstanding notes and capital leases.

NOTE 3 - PROPERTY AND EQUIPMENT

Components of property and equipment consist of the following items (in thousands):

	March 31,	December 31,
	2008	2007
Automobiles	$175	$157
Operating equipment	2,648	2,123
Office furniture and equipment	170	137
Leasehold improvements	47	47
Computer equipment	232	214
Building	8	8
Land	28	28
Other	930	532
Total property and equipment	4,238	3,246
Less accumulated depreciation	(802)	(564)
Net property and equipment	$3,436	$2,682

Depreciation expense was approximately $237,000 and $64,000 for the periods ended March 31, 2008, and March 31, 2007, respectively.

The Company has pledged substantially all the operating equipment and some furniture and vehicles as collateral against outstanding notes and capital leases.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - GOODWILL

On January 11, 2008, ERFW completed the purchase of assets from Crosswind, Inc., and as part of the acquisition the Company acquired goodwill which was valued at $176,000, which is not subject to amortization.

NOTE 5 - INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

		March 31, 2008
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	3.0	$2,028	$498	$1,530
Workforce in place	3.0	125	111	14
Non-compete agreement	3.0	100	89	11
Developed technology	3.0	20	18	2
		$2,273	$716	$1,557

		December 31, 2007
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		$
Customer relationships	3.0	1,822	$329	$1,493
Workforce in place	3.0	125	101	24
Non-compete agreement	3.0	100	80	20
Developed technology	3.0	20	16	4
		$2,067	$526	$1,541

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

On January 11, 2008, ERFW completed the purchase of assets from Crosswind, Inc., and as part of the acquisition the Company acquired a customer list which was valued at $206,000 and is being amortized over three years. Please see note 16 for additional details.

Total amortization of intangibles was approximately $189,000 and $45,000 for the three months ended March 31, 2008 and 2007, respectively. The estimated amortization expense for the three next years will be $634,000 for 2008, $586,000 for 2009 and $482,000 in 2010.

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

COMMON STOCK

As of March 31, 2008, the Company had 72,621,177 shares of its $.001 par value common stock issued and outstanding.

During the three months ended March 31, 2008, the Company issued a total of 1,754,567 shares of common stock in lieu of cash for professional services of $222,000, settlement expense of $9,000, other services of $47,000, conversion of notes payable of $125,000, salary and compensation of $371,000 and acquisition of assets of $400,000. The Company valued the 1,754,567 shares at the closing market price on the date of issuance of such shares.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PREFERRED STOCK

The Company has 25,000,000 shares of Series A Preferred Stock authorized of which 2,845,456 shares were issued and outstanding as of March 31, 2008. The Series A Preferred Stock is convertible at holder's option at one preferred share for 18.676347 shares Common Stock and has a 2:1 liquidation preference. The holder of Series A Preferred Stock is required to give a 65-day notice of conversion to the company. With respect to the Series A Preferred Stock outstanding at March 31, 2008, the Company would be required to issue 53,142,724 shares of its Common Stock, subject to certain contractually imposed conversion restrictions as described herein. During the 4th quarter 2005, all of the Series A holders entered into a Series A Conversion Restriction Agreement whereby all Series A holders, as a group, are prohibited from converting more than 5% of the total outstanding (as of September 30, 2005) Series A holdings in any one calendar quarter.

WARRANTS

The Company had warrants outstanding to third parties purchase 4,367,783 common shares as of March 31, 2008.

Warrants for 880,000 shares were issued by the Company in June 2003. Specifically, the Company sold 120,000 shares of Common Stock for $25,000 to an accredited investor of the Securities Act and issued such a warrant to purchase 880,000 shares of Common Stock at an exercise price of $0.20 per share expiring December 31, 2007. The Investor has exercised all warrants as of December 31, 2007.

Warrants for 208,339 shares of common stock at $5.00 per share and warrants for 208,339 shares at $7.50 per share were issued by the Company during 2005 and 2006. Specifically, the Company sold 208,312 shares of Common Stock for $312,500 to accredited investors of the Securities Act and issued such warrants to purchase 208,339 shares of Common Stock at $5.00 per share and 208,339 shares of common stock at $7.50 per share expiring August 2007. These warrants have been extended to June 30, 2008.  The Company attributed no value to these warrants in the quarters in which they were issued. During the 4th quarter of 2006 management offered the Private Placement Memorandum Holders an opportunity to exchange their stock for E-Series Bonds of which several investors agreed to in aggregate in the amount of $100,000 resulting in canceling 66,667 of the $7.50 warrants and $5.00 warrants reducing the outstanding class warrants from 208,339 to 141,670.

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

Warrants for 3,694,444 shares of common stock at $5.00 per share were issued by the Company during 2006 thru 2008. Specifically, the Company sold $1,025,000 of E-series bonds to accredited investors of the Securities Act. According to the agreement if the Bondholder converts within one year from investment; the conversion includes a warrant to purchase one additional share of common stock at a price of $5.00 for every share of common stock that has been received from the conversion of the Bond principal, expiring at various dates from October 2011 thru March 2013. The Company has had thirty four units converted and has attributed $255,000 to warrant expense using the Black Scholes option price model in the quarter in which the unit was converted. As of March 31, 2008, the Company has attributed $23,000 in warrant expense.  See Note 9 for valuation and marked-to-market activity.

The following table summarizes warrants that are issued, outstanding and exercisable.

		Options/Warrants
		Issued & Outstanding
		March 31,	March 31,
Exercise Price	Expiration Date	2008	2007
0.20	Dec-07	-	780,000
5.00	Jun-08	141,670	141,670
7.50	Jun-08	141,670	141,670
3.57	Sep-10	389,999	389,999
5.00	Oct-11 thru Mar-13	3,694,444	613,918
		4,367,783	2,067,257

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 7 - EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amount):

	For the three months ended March 31, 2008
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net loss	$(1,541)	65,651	(0.02)
Basic EPS:
loss available to common stockholders	(1,541)	65,651	(0.02)
Effect of dilutive securities	-		-
Diluted EPS:
loss available to common stockholders	$(1,541)	65,651	$(0.02)
and assumed conversions

	For the three months ended March 31, 2007
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net loss	$(1,369)	26,922	(0.05)
Basic EPS:
loss available to common stockholders	(1,369)	26,922	(0.05)
Effect of dilutive securities	-		-
Diluted EPS:
loss available to common stockholders and assumed conversions	$(1,369)	26,922	$(0.05)

For the year to date ended March 31, 2008 and 2007, dilutive securities existed. The effect of the dilutive securities for the year to date ended March 31, 2008, would have been 84,449,585 shares of common stock issued assuming all debt instruments were converted, all Series A preferred stock converted and all options and warrants were exercised.

NOTE 8 - MAJOR CUSTOMERS

The Company had gross sales of approximately $1,675,000 and $505,000 for the three months ended March 31, 2008 and 2007, respectively. The Company had two customers that represented approximately 27% and 13% of the gross sales in the three months ended March 31, 2008, and had one customer that represented 14% of gross sales for the three months ended March 31, 2007.

NOTE 9 – NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debts consist of the following as of March 31, 2008 (in thousands):

	Terms	Maturity Date	Interest Rate	Gross Balance	Debt Discount	Net Balance
Bancleasing, Inc.	$10,660 / Month including interest	October-14	11.62%	$601	$-	$601
Agility Capital Lease	$52,151 / Month including interest	Various	18.82%	1,274	-	1,274
Balboa Lease	$225 / Month including interest	June-10	27.74%	5	-	5
Shane Griffths, Crosswind	$13,911 / Month including interest	December-10	7.50%	150	-	150
Axis Capital, Inc	$347 / Month including interest	August-08	8.60%	2	-	2
Vangard Wireless, Inc.	$200 / Month including interest	December-10	6.00%	6	-	6
Liberty Finance	$517 / Month including interest	September-09	13.97%	9	-	9
Chase Bank	$449 / Month including interest	November-09	5.89%	9	-	9
Blanco National Bank	$3,913 / Month including interest	August-10	9.50%	94	-	94
Robert McClung, Momentum	$23,476 / Quarterly including interest	October-10	7.50%	231	-	231
George Kemper, TSTAR	$38,254 / Quarterly including interest	April-10	7.50%	318	-	318
Premium Assignment, Insurance notes	$421 / Month including interest	September-08	9.48%	9	-	9
Line of credit	2 years/ Quarterly interest (See below)	February-09	6.00%	2,447	-	2,447
E-bond investor notes	3 years/ Semiannual interest (See below)	Various	10.00%	175	25	150
Total debt				$5,330	$25	5,305
Less current maturities						1,017
Less debt discount current maturities						(25)
Long-term debt						$4,313

The gross maturities of these debts are $783,000, $3,348,000, $739,000, $105,000, $94,000 and $236,000 for the years ended December 31, 2008, 2009, 2010, 2011 and 2012, and thereafter, respectively.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

INVESTOR NOTES

0n September 13, 2005, the Company closed a financing arrangement with Global Capital Funding L.P. ("Global"), GCA Strategic Investment Fund Limited ("GCASIF"), HIPL Family Trust ("HIPL"), and DP Securities Inc. ("DPS") ("Global," "GCASIF," HIPL" and "DPS," collectively, the "Investors") in which it issued to: (i) Global, a convertible secured note in the principal amount of $1,285,000 ("Global Note") and a common stock purchase warrant (the "Global Warrant") to purchase 300,000 shares of Company common stock; (ii) GCASIF, a convertible secured note in the principal amount of $50,000 (the "GCASIF Note") and a common stock purchase warrant (the "GCASIF Warrant") to purchase up to 13,953 shares of the Company common stock; and (iii) HIPL, a convertible secured note in the principal amount of $66,750 (the HIPL Note") and common stock purchase warrant (the "HIPL warrant") to purchase up to 20,930 shares of the common stock; and (iv) DPS a convertible secured note in the principal amount of $98,250 (the "DPS Note") and a common stock purchase warrant (the "DPS Warrant") to purchase up to 55,116 shares of common stock. The Global Note, GCASIF Note, HIPL Note and DPS Note, collectively, "Investor Notes" and the Global Warrant, GCASIF Warrant, and DPS Warrant, collectively, "Investor Warrants". These notes have been repaid as of December 31, 2007, and the warrants remain outstanding. The warrants are exercisable at $5.00 per share and expire in September 2010.

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

The following table summarizes the convertible debt activity for the period September 6, 2005, to March 31, 2008:

Description	Investor Notes	Warrant Liabilities	Compound Derivative	Total
Fair value issuance at inception	$508,018	$470,702	$521,281	$1,500,001
09-06-05 to 09-30-05 change in fair value	18,373	2,389,132	1,012,547	3,420,052
10-01-05 to 12-31-05 change in fair value	78,258	(2,160,313)	(1,090,630)	(3,172,685)
01-01-06 to 03-31-06 change in fair value	90,258	(466,128)	(276,615)	(652,485)
04-01-06 to 06-30-06 change in fair value	104,943	(149,288)	32,006	(12,339)
07-01-06 to 09-30-06 change in fair value	122,182	73,005	32,395	227,582
10-01-06 to 12-31-06 change in fair value	140,846	(118,744)	(26,162)	(4,060)
01-01-07 to 03-31-07 change in fair value	158,659	(20,503)	(2,478)	135,678
04-01-07 to 06-30-07 change in fair value	184,473	113,377	(4,843)	293,007
07-01-07 to 09-30-07 change in fair value	93,990	116,109	(197,501)	12,598
10-01-07 to 12-31-07 change in fair value	-	52,413	-	52,413
01-01-08 to 03-31-08 change in fair value	-	(113,802)	-	(113,802)
Conversions from inception to date	(1,500,000)	-	-	(1,500,000)
Fair value at March 31, 2008	$0	$185,960	$-	$185,960

From inception to date through March 31, 2008, the Company recorded a net derivative income of $609,000 and for the three months ended March 31, 2008, a net derivative income of $114,000.

The following assumptions were used in the fair value determination of warrants liabilities at March 31, 2008:

Warrants
Assumptions	3/31/2007	6/30/2007	9/30/2007	12/31/2007	3/31/2008
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%
Risk-free rate for term	4.51%	4.89%	4.03%	3.07%	1.62%
Volatility	140.00%	200.00%	177.00%	180.00%	180.00%
Maturity date	3.44 years	3.39 years	2.93 years	2.68 years	2.43 years

A Black-Scholes methodology was used to value the warrants.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

LINE OF CREDIT

During 2007, the Company, amended its two-year unsecured revolving credit facility with certain private investors that provides a $3 million dollar line of credit. The terms of the secured revolving credit facility allow ERF Wireless to draw upon the facility as financing requirements dictate and provide for quarterly interest payments at a 12% rate. The loan has been extended from February 28, 2009 to now due December 31, 2009 and may be prepaid without penalty or repaid at maturity. At March 31, 2008, the balance of the credit line was $2,447,295. The lender has agreed to fund up to an additional $1 million during 2008 under the same terms and conditions.

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

At the Company's discretion at any time after the first year, the Bonds, including the interest payments may be repaid in cash or in shares of our common stock, which will be valued at the average last sales price of our common stock over the 60-trading-day period preceding any payment date. If the Company chooses to issue shares of our common stock as repayment of the Bond as payment of interest, we will issue shares representing 125% of the Bond principal. If the Company's choose to issue shares of our common stock as payment of interest, we will issue shares representing 100% of the interest due. If the Company chooses to pay cash for either the Bond repayment or any interest payment, we will pay cash representing 100% of the amounts owed. ERF Wireless may redeem the Bonds at any time after the first year following their purchase but not before. The offering was extended through June 30, 2008, unless such date is extended at the Company's discretion. As of March 31, 2008, the Company has sold $1,025,000 of E-Series Bonds and the balance due at March 31, 2008, is $175,000.

The E-Series Bonds were determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature and the redemption option (compound embedded derivative liability). At the date of issuance the E-Series Bond, compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the income statement. The Company uses the effective interest method to record interest expense and related debt accretion which was $9,146 for the three months ended March 31, 2008, and the estimated debt accretion for 2008 is $33,898.

The following table summarizes the convertible debt activity for the period May 31, 2006, to March 31, 2008:

Description	E-Series Bonds	Compound Derivative Liability	Total
Fair value issuance at inception	$891,174	$133,826	$1,025,000
05-31-06 to 06-30-06 change in fair value	763	(11,750)	(10,987)
07-01-06 to 09-30-06 change in fair value	5,847	(3,971)	1,876
10-01-06 to 12-31-06 change in fair value	6,648	(13,213)	(6,565)
01-01-07 to 03-31-07 change in fair value	9,065	5,956	15,021
04-01-07 to 06-30-07 change in fair value	49,060	(10,668)	38,392
07-01-07 to 09-30-07 change in fair value	2,965	4,536	7,501
10-01-07 to 12-31-07 change in fair value	25,580	(1,274)	24,306
01-01-08 to 03-31-08 change in fair value	9,146	(39,397)	(30,251)
Conversions from inception to date	(850,000)	-	(850,000)
Fair value at March 31, 2008	$150,248	$64,045	$214,293

From inception to date through March 31, 2008, the Company recorded a net derivative income of $69,781 and for the three months ended March 31, 2008, a net derivative income of $39,397.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

SHAYNE GRIFFTHS, CROSSWIND, INC.

On January 11, 2008, the Company issued a note to Crosswind, Inc., totaling $150,000 bearing interest at 7.5% and are secured by the equipment acquired, payable in twelve quarterly payments of $13,911 plus interest.

CAPITAL LEASES

Agility Lease Fund, LLC Included in property and equipment at March 31, 2008, is $1,284,000 capitalized equipment, net of amortization. The equipment and one of the Company's bank accounts are the primary collateral securing the financing with a guarantee of repayment by ERF Wireless, Inc.

Banc Leasing Inc., Included in property and equipment at March 31, 2008, is $610,900 capitalized equipment, net of amortization. The equipment is the primary collateral securing the financing.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of March 31, 2008 (in thousands):

2008	$594
2009	769
2010	580
2011	149
2012	128
Thereafter	267
Total minimum lease payments	2,487
Less amount representing interest	(607)
Present value of net minimum lease payments	1,880
Current maturities of capital lease obligations	(524)
Long-term portion of capital lease obligations	$1,356

NOTE 10 – UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts for the three months ended March 31, 2008, and December 31, 2007, are summarized as follows (in thousands):

	March 31,	December 31,
	2008	2007
Costs incurred on uncompleted contracts	$2,584	$2,284
Estimated profit	644	429
Gross revenue	3,228	2,713
Less: billings to date	2,649	2,303
Costs and profit in excess of billings	$579	$410

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Such amounts are included in the accompanying balance sheets at March 31, 2008, and December 31, 2007, and are summarized as follows (in thousands):

	March 31,	December 31,
	2008	2007
Cost and estimated earnings in excess of billings on uncompleted contracts	$579	$410

Billings in excess of costs and estimated earnings on uncompleted contracts	-	-

	$579	$410

NOTE 11 - COMMITMENTS AND CONTINGENCIES

LEASES AND LICENSE AGREEMENTS

For the three months ended March 31, 2008 and 2007, rental expenses of approximately $145,000 and $97,000, respectively, were incurred. The Company accounts for rent expense under leases that provide for escalating rentals over the related lease term on a straight-line method. The Company occupies office and tower facilities under several non-cancelable operating lease agreements expiring at various dates through September 2013, and requiring payment of property taxes, insurance, maintenance and utilities.

Future minimum lease payments under non-cancelable operating leases at March 31, 2008, were as follows:

Period Ending December 31,	Amount ($000)
2008	$357
2009	416
2010	316
2011	225
2012	52
Thereafter	11
Total	$1,377

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

NETWORK OPERATING SERVICES DIVISION (NOS)

NOS provides the overall day-to-day 24/7 monitoring of all wireless broadband networks that the Company constructs, acquires, maintains and administers. The transactions in the NOS segment for the three months ended March 31, 2008 and 2007, were not material.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

For the three months ended March 31, 2008 (in thousands)

	WMS	WBS	ENS	Total
Revenue	$496	$1,081	$98	$1,675
Segment (loss) income	237	(370)	(461)	(594)
Segment assets	525	5,368	1,637	7,530
Capital expenditures	-	485	473	958
Depreciation and amortization	3	360	46	409

For the three months ended March 31, 2007 (in thousands)

	WMS	WBS	ENS	Total
Revenue	$73	$347	$85	$505
Segment loss	(105)	27	(309)	(387)
Segment assets	105	994	464	1,563
Capital expenditures	-	67	4	71
Depreciation and amortization	4	45	45	94

Reconciliation of Segment Loss from Operations to Net Loss	March 31, 2008	March 31, 2007
Total segment loss from operations	$(594)	$(387)
Total corporate overhead	(947)	(982)
Net loss	$(1,541)	$(1,369)

Reconciliation of Segment Assets to Total Assets	March 31, 2008	December 31, 2007
Total segment assets	$7,530	$6,076
Total corporate assets	1,009	2,290
Consolidated assets	$8,539	$8,366

The accounting policies of the reportable segments are the same as those described in the section titled Basis of Accounting. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation and amortization expense, accounting changes and non-recurring items.

For the quarter ended March 31, 2008, one customer accounts for $224,000 of Enterprise Network Services Division revenues and one customer accounts for $453,000 of Wireless Messaging Services Division revenues. One customer accounts for $73,000 of Enterprise Network Services Division revenues at March 31, 2007.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13 - SUPPLEMENTAL NON-CASH DISCLOSURES:

During 2008, the Company issued stock in lieu of cash as payment for the following (in thousands):

March 31, 2008	Supplemental Non-Cash Disclosure
Professional fees	$222
Settlements	9
Salary and compensation	371
Other services rendered	47
Total for services, interest, liabilities and compensation	$649

Notes payable	$125
Acquisition	$400

Supplemental schedule of assets acquired reconciling cash paid:

On January 11, 2008, ERF Wireless, Inc. (ERFW) completed the purchase of assets from Crosswind Enterprises, Inc.  The schedule below reflects the fair value of assets acquired, liabilities assumed, common stock issued and note payable issued.

Fair Value of assets acquired	724
Liabilities assumed	(3)
Common stock issued for acquisition	(400)
Note Payable issued for acquisition	(150)
Cash paid for acquisition	$171

NOTE 14 - EMPLOYEE STOCK OPTIONS

In 2004, the Board of Directors adopted a Non-Qualified Stock Option Plan under which 5,000,000 shares of the Company's common stock were reserved for issuance. In March 2007, the Board of Directors adopted a Non-Qualified Stock Option Plan under which an additional 10,000,000 shares were reserved for issuance. There were 95,742 Series A preferred stock convertible to 1,788,111 common stock shares granted to certain Officers and employees under employment agreements. As of March 31, 2008, 299,923 common stock shares remain to be converted from Series A preferred stock. Also the Company has granted to certain officers and employees 375,000 stock options which are currently exercisable. As of March 31, 2008, under all Non-Qualified Stock Option Plans, 13,593,039 shares were issued and exercised by certain employees and consultants for services rendered.

Option activity was as follows for the three months ended March 31, 2008:

	2008
	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	3,302,000	$3.21
Granted	-	-
Assumed through acquisitions	-	-
Exercised	-	-
Forfeited/cancelled	-	-

Outstanding throughout the period	3,302,000	$2.98

Exercisable at March 31, 2008	375,000	$0.61

The weighted average fair value of the individual options granted during the three months ended March 31, 2008, is estimated at $2.98 on the date of grant. Information about options outstanding was as follows at March 31, 2008:

		Remaining	Average		Average
Class	Number	Average Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life in Years	Price	Exercisable	Price

$0.10	225,000	1.33	$ 0.10	225,000	$ 0.10
$1.38	150,000	1.33	$ 1.38	150,000	$ 1.38
$2.88	750,000	1.33	$ 2.88	-	-
$2.88	375,000	1.33	$ 2.88	-	-
$3.72	1,570,000	0.33	$ 3.72	-	-
$2.27	232,000	0.33	$ 2.27	-	-
	3,302,000	1.00	$ 2.98	375,000	$ 0.61

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15 – BUSINESS COMBINATIONS

CROSSWIND ENTERPRISES, INC., ACQUISITION

PURCHASE PRICE

On January 11, 2008, ERF Wireless, Inc (ERFW) completed the purchase of assets from Crosswind Enterprises Inc. under the Asset Purchase Agreement dated January 11, 2008. Under the Asset Purchase Agreement, ERFW acquired the wireless internet service provider ("WISP"), which includes all of the current customers, equipment and network infrastructure equipment. The acquisition will also increase the Company's footprint in west Texas and into eastern New Mexico and may lead to additional synergy with expansion of the WiNet and US-BankNet System. At the time of the transaction, there were no material relationships between the seller and ERFW or any of its affiliates, or any director or officer of ERFW, or any associate of any such officer or director. ERFW paid $650,000 in cash, notes and securities and assumed $2,880 in current liabilities and assume $71,498 in note payables.

The purchase price allocation is as follows (in thousands):

Accounts receivable	2
Property and equipment	340
Goodwill	176
Identifiable intangible assets	206
Accounts payable and accrued expenses	(3)
Note payable	(71)
Total adjusted purchase price	$650

NOTE 16 - SUBSEQUENT EVENTS

During the 2nd quarter 2008, the Company issued shares in the amount of 653,754 for services and liabilities and issued shares in the amount of 3,637,637 for conversion of preferred stock to common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the other sections of this quarterly report on Form 10-Q, including the financial statements.

OUR MARKETS AND BUSINESS STRATEGY

The Company has four operating divisions to provide solutions and services to different segments of the wireless industry. The Company's Enterprise Networks Services Division serves enterprise customers, private entities, cities, unincorporated municipalities and the general public. The Company's Wireless Bundled Services Division provides wireless broadband products and services, including Internet, voice, data and security services, and is in the early stages of building or acquiring a seamless wireless broadband network throughout much of North America to serve private entities, cities, municipalities and the general public. The Company's Wireless Messaging Services Division provides wireless broadband system design and implementation, manufactures and supplies high-power infrastructure equipment to the wireless messaging industry and owns and operates a wide-area messaging service (one- and two-way paging retail). In addition, WMS provides a turn-key implementation of a triple play voice, video, and data to residential developments internationally as well as in the U.S. The Company's Network Operation Services Division provides the overall day-to-day 24/7 monitoring of all wireless broadband networks that the Company constructs, acquires, maintains and administers. Hereinafter, all references to the Company include the operations and financial condition of the Company and its operating divisions.

The Company continues to focus its initial marketing efforts at certain Louisiana, Mississippi, Alabama, New Mexico, Georgia, Texas and Florida banks due to the likelihood of hurricanes and wide-scale disasters in those states. The Company's business strategy is to design, construct, secure, maintain and monitor enterprise-class encrypted microwave broadband networks for the regional banking industry.

The Company's fault-tolerant network solutions for individual banks ("BranchNetTM systems") is currently providing 20 to 30 Mbps of encrypted microwave data communications bandwidth to six banks in three states. BranchNet provides high speed communications among a financial institution's branches spread across hundreds of miles.  The BranchNet systems address the banking industry demands for secure, fault-tolerant broadband networks, while significantly reducing the cost of the required fault-tolerant bandwidth versus traditional wireline communications options provided by the incumbent telephone carriers.

In addition, the Company is currently building its own nationwide fiber, satellite and encrypted wireless network for the banking industry called US BankNet. The Company leases fiber for long-haul data transmissions, builds encrypted wireless infrastructure for the "last mile", and incorporates satellite failover for redundancy.

The Company's strategic plan is to develop US BankNet in a series of steps. First, it sells an individual financial institution ("FI") a private encrypted wireless network ("BranchNet") to replace the FI's wireline data communications wide area network (WAN) to its branches. Six such networks have already been completed for FIs in Texas, Louisiana and Missouri. The Company is interconnecting individual FI networks into Company-owned statewide networks to provide them with high-speed access to banking service providers, disaster recovery centers, correspondent banks, the Internet and the Federal Reserve. All of the Company's Louisiana-based FI customers and the Louisiana State Police are participating in the Company's first statewide network, Louisiana BankNet. As statewide networks are completed, the Company plans to aggregate them into regional networks (i.e. "Southern BankNet") and finally aggregate the regional networks into its nationwide network, US BankNet.

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

The Company has recently acquired twelve wireless broadband networks (“WISPs”) in key underserved regions to both provide local maintenance service for its BranchNet bank customers as well as to produce long term recurring revenue. The Company anticipates that it will expand its WISP footprint by both organic growth and acquisition in areas where its banking network subsidiary has sold BranchNet networks so that the Company can capitalize on the wireless network infrastructure it constructs for its bank customers. For example, the Company continues to negotiate multi-bank agreements to use the bank's network backbone on a revenue sharing basis to sell wireless broadband services to schools, hospitals, businesses, municipal entities and residential customers in the region covered by that bank's BranchNet network with little or no additional infrastructure cost to the Company.

RECENT EVENTS

During the quarter ended March 31, 2008, the Company has continued to execute its expansion plans of construction and operation of the nationwide wireless BankNet network, acquisition of strategic WISP networks with customers, expansion of the sales staff and continued construction of various bank wireless networks. A summary of the achievements is as follows:

•
The Company recruited and announced that Mike Jones has agreed to join the ERF Wireless Board of Directors.  Jones, a 28-year veteran of the telecommunications industry, was previously chief technology officer at Broadwing, a leading telecommunications company that was recently acquired by Level 3Communications for approximately $1.4 billion dollars.

•
The Company announced the appointment of Gary Busby as Senior VP of Sales and Marketing for wireless broadband products and services.  Busby has a +20 year career in the communications industry including with such leading providers as GTE, AT&T and Corban Networks.

•
Completion of the El Dorado Golf and Beach Club of San Jose del Cabo, Mexico project which provides a complete Fiber-to-the-Home (FTTH) voice, video and data system for the entire development that includes the operations of the private club, as well as all of the multi-million dollar homes in this exclusive gated community.

•
Signed a US-BankNet contract with Classic Bank of Cameron, Texas. This new contract is a long-term contract to supply encrypted bandwidth transport across the Texas portion of US-BankNet, the company's fault-tolerant, encrypted enterprise-class wireless financial network. This represents the first US-BankNet contract signed by one of the 1,300 Texas financial institutions targeted by ERF Wireless to use US-BankNet and is in addition to the multiple Louisiana banks already contracted to utilize the Louisiana portion of US-BankNet.

•	Commencement of two new bank wireless construction projects and the continued development of two existing bank projects.

•
The Company’s banking network subsidiary introduced the Company’s patented CryptoVue Network Security Appliance to leading healthcare information technology companies at the 2008 Annual HIMMS conference as a part of the Company’s overall objective to market CryptoVue to a broad range of industry applications in addition to it’s already proven application in the banking industry.

•
The Company initiated its first step to introduce the next generation of banking communications technology to a National Market by attending the 2008 Independent Community Bankers Association (ICBA) Tech World Conference.

•
Acquisition of Crosswind Enterprises, Inc. This WISP transaction is the twelfth such acquisition by ERF Wireless of a Texas-based wireless Internet service provider. The acquisition includes all of the current customers and network infrastructure equipment of Crosswind, including approximately 16 tower locations strategically located in West Texas and extending into eastern New Mexico, and is adjacent to the existing ERF Wireless West Texas network which includes 59 tower locations operated out of Lubbock, Texas.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008, COMPARED TO THREE MONTHS ENDED MARCH 31, 2007

The following table sets forth summarized consolidated financial information for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
($ in thousands)	2008	2007	$ Change	% Change
Total sales	$1,675	$505	$1,170	232%
Cost of goods sold	835	283	552	195%
Gross profit	840	222	618	278%
Percent of total sales	50%	44%
Operating expenses	2,333	1,350	983	73%
Loss from operations	(1,493)	(1,128)	(365)	32%
Other income/(expense)	(48)	(241)	193	-80%
Net loss	(1,541)	(1,369)	(172)	13%

For the three months ended March 31, 2008, the Company's business operations reflected an overall increase in sales for Wireless Messaging Services, Wireless Bundled Services and Enterprise Network Services. For the three months ended March 31, 2008, the Company's consolidated operations generated net sales of $1,675,000 compared to prior year net sales of $505,000. The increase in net sales is primarily attributable to additional change orders completed to date on the El Dorado Golf and Beach Club of San Jose del Cabo, Mexico project, whereby product sales increase of $374,000 and increase in service sales of $785,000 due to increased recurring revenue primarily from the recent WISP acquisitions. For the three months ended March 31, 2008, the Company had a gross profit margin of 50%, compared to a gross profit margin of 44% for the prior year. The increased in gross profit margin is primarily attributable to several factors: (i) Increased WISP customer base in recurring revenue with consistent margins on wireless broadband services and (ii) consistent margins in our Wireless Messaging Services on the El Dorado Golf and Beach Club of San Jose del Cabo, Mexico project.

The Company incurred a net loss of $1,541,000 for the three months ended March 31, 2008. The Company's principal components of the net loss for the three months ended March 31, 2008, included approximately $230,000 in depreciation and amortization expenses, $193,000 of interest expense, and $418,000 of other general and administrative expense, $1,101,000 in employment expenses and $494,000 in professional services expense, offset by $130,000 of derivative income.

SALES INFORMATION

Set forth below is a table presenting summarized sales information for our business segments for the three months ended March 31, 2008 and 2007:

($ in thousands)	Three Months Ended March 31,
Business Segment	2008	% of Total	2007	% of Total	$ Change	% Change
Wireless Messaging Services	$496	30%	$73	14%	$423	579%
Wireless Bundled Services	1,081	64%	347	69%	734	212%
Enterprise Network Services	98	6%	85	17%	13	15%
Total Sales	$1,675	100%	$505	100%	$1,170	232%

For the three months ended March 31, 2008, net sales increased to $1,675,000 from $505,000 for the three months ended March 31, 2007. The overall increase of 232% was attributable to an increase of $423,000 of Wireless Messaging Services, an increase in Wireless Bundled Services of $734,000 and an increase in Enterprise Network Services of $13,000. The $423,000 increase was primarily attributable to change orders completed to date on the El Dorado Golf and Beach Club of San Jose del Cabo, Mexico project and an increase in recurring wireless WISP services through recent WISP asset acquisitions in 4th quarter 2007 and 1st quarter 2008 including approximately 5,000 customers.

COST OF GOODS SOLD

The following tables set forth summarized cost of goods sold information for the three months ended March 31, 2008 and 2007:

($ in thousands)	Three Months Ended March 31,
Business Segment	2008	% of Total	2007	% of Total	$ Change	% Change
Wireless Messaging Services	$184	22%	$53	19%	$131	247%
Wireless Bundled Services	485	58%	133	47%	352	265%
Enterprise Network Services	166	20%	97	34%	69	71%
Total Cost of Goods	$835	100%	$283	100%	$552	195%

	Three Months Ended March 31,
($ in thousands)	2008	2007	$ Change	% Change

Products and integration service	$360	$166	$194	117%
Rent and maintenance	91	42	49	117%
Salary and related costs	49	41	8	20%
Depreciation	196	19	177	932%
Other costs	139	15	124	827%
Total Operating Expenses	$835	$283	$552	195%

For the three months ended March 31, 2008, cost of goods sold increased by $552,000, or 195%, to $835,000 from $283,000 as compared to the three months ended March 31, 2007. The increase of $552,000 in cost of goods sold is primarily attributable to product and service cost of $194,000 associated with completion and testing of bank wireless installations; an increase of $124,000 of other cost is primarily attributable to travel cost due to El Dorado Golf and Beach Club project in Mexico and broadband utility cost due to growth of our WISP customer base; $177,000 primarily attributable to depreciation expense associated with recent acquisitions and growth of our wireless network area to increase our WISP customer base and $49,000 is primarily attributable to rent and maintenance cost associated with acquisitions and growth of  our wireless network area to increase our WISP customer base.

OPERATIONS EXPENSES

The following table sets forth summarized operating expense information for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
($ in thousands)	2008	2007	$ Change	% Change

Employment expenses	$1,101	$690	$411	60%
Professional services	494	348	146	42%
Rent and maintenance	90	68	22	32%
Depreciation and amortization	230	67	163	243%
Other general and administrative	418	177	241	136%
Total operating expenses	$2,333	$1,350	$983	73%

For the three months ended March 31, 2008, operating expenses increased by 73% to $2,333,000, as compared to $1,350,000 for the three months ended March 31, 2007. The increases that occurred, as evidenced by the immediately preceding table, are discussed below:

•	A $411,000 increase in employment expense. The increase is primarily attributable to growth of the company through recent acquisitions;

•	A $146,000 increase in professional services. The increase is primarily related to accounting expenses related to recent acquisitions and audits;

•	A $22,000 increase in rent and maintenance. The increase is primarily attributable to growth of the company through recent acquisitions;

•	A $163,000 increase in depreciation and amortization; The increase is primarily attributable to growth of the company through recent acquisitions; and

•	A $241,000 increase in other general and administrative expense.

OTHER (INCOME) EXPENSE, NET

For the three months ended March 31, 2008, the decrease in other (income) expense is primarily attributable to derivative instrument liability income of $130,000 and interest expense of $184,000 as compared to $14,000 and $245,000, respectively for the three months ended March 31, 2007. The derivative income represents the net unrealized (non-cash) charge during the three months ended March 31, 2008, in the fair value of our derivative instrument liabilities related to warrants and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately.

NET LOSS

For the three months ended March 31, 2008, our net loss was $1,541,000 compared to a loss of $1,369,000 for the three months ended March 31, 2007. The increase in the loss for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, is primarily attributable to increase in employment, professional services, depreciation and amortization and general and administrative.

CASH FLOWS

The Company's operating activities increased net cash used by operating activities to $1,035,000 in the three months ended March 31, 2008, compared to net cash used of $534,000 in the three months ended March 31, 2007. The increase in net cash used by operating activities was primarily attributable to fund an increase in the company's net operating loss $1,541,000, net of $1,171,000 non-cash charges combined with derivative income $130,000 to equal net non-cash charge of $1,018,000, combined together with $512,000 of cash used by fluctuations in working capital requirements consisting of the combination of accounts receivable, inventory, prepaid expenses, accounts payable, accrued expenses, cost and profit in excess of billings, deferred liability lease and deferred revenue.

The Company's investing activities used net cash of $263,000 in the three months ended March 31, 2008, compared to use of net cash of $65,000 in the three months ended March 31, 2007. The increase in investing activities is primarily growing WISP capabilities through asset acquisition and expansion of our infrastructure in Texas, New Mexico and Louisiana.

The Company's financing activities provided net cash of $145,000 in the three months ended March 31, 2008, compared to $262,000 of cash provided in the three months ended March 31, 2007. The cash provided in the three months ended March 31, 2008, was primarily associated with the proceeds from equity financings and the line of credit, net.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008, the Company's current assets totaled $2,939,000 (including cash and cash equivalents of $1,058,000). Total current liabilities were $3,405,000, resulting in negative working capital of $466,000. The Company has funded operations to date through a combination of utilizing cash on hand, issuing common stock to settle certain current liabilities, borrowings and raising additional capital through the sale of its securities. The Company operations for the three months ended March 31, 2008, was primarily funded by proceeds from the Company's line of credit totaling $38,000, sale of restricted common stock, net to accredited investors of $272,000, and convertible debt financing of $25,000.

CURRENT DEBT FACILITY

At March 31, 2008, the Company had approximately $1,553,000 available on a $4 million unsecured revolving credit facility with Angus Capital Partners, which matures in February 2009. The terms of the two-year unsecured revolving credit facility will allow us to draw upon the facility as financing requirements dictate and provides for quarterly interest payments at an annual 12% rate. The loan may be prepaid without penalty or repaid at maturity.

ISSUANCE OF COMMON STOCK

During the three months ended March 31, 2008, we issued to various accredited investors an aggregate of 621,000 shares of restricted common stock for net consideration of $272,000. We relied on Section 4(2) of the Act in effecting this transaction.

During the three months ended March 31, 2008, we issued 855,929 shares of common stock to employees and business consultants, for aggregate consideration of $628,619 of services rendered, pursuant to a registration statement on form S-8.

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

USE OF WORKING CAPITAL

We believe our cash, anticipated cash flow from operations and available credit facilities afford us adequate liquidity for the balance of fiscal 2008, although we expect to raise additional capital during this period to fund our anticipated growth for our banking and WISP network businesses if acceptable terms are available. Furthermore, we anticipate that we will need additional capital in the future to continue to expand our business operations, which expenditures may include the following:

•	Acquisitions of one or more companies, networks or other assets:

•	Investment in towers, radios, customer premise equipment and other related equipment associated with wireless broadband expansion plans:

•	Investment in back office systems and related infrastructure to support the Company's wireless broadband expansion plans:

•	Investment in laboratory facilities including test and simulation equipment:

•	Investment or licensing of certain intellectual property related to the Company's wireless broadband expansion plans:

•	General working capital purposes.

We have historically financed our operations through private equity and debt financings. We do not have any commitments for equity funding at this time, and additional funding may not be available to us on favorable terms, if at all. As such there is no assurance that we can raise additional capital from external sources, the failure of which could cause us to sell assets or curtail operations.

CONTRACTUAL OBLIGATIONS

The following table sets forth contractual obligations as of March 31, 2008:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations:
Long-term debt obligations	$4,212	$987	$3,225	$-	$-
Capital lease obligations	2,487	594	1,498	384	11
Operating lease obligations	1,377	357	956	64	-
Total contractual obligations	$8,076	$1,938	$5,679	$448	$11

The Company's contractual obligations consist of long-term debt of $3,425,000, derivative liabilities of $250,000 unamortized debt discount of $25,000 and interest expense of $512,000 as set forth in Note 9 to the company's financial statements, Notes Payable and Long-Term Debt, and certain obligations for operating leases requiring future minimal commitments under non-cancelable leases set forth in Note 11 - Commitments and Contingencies.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2008, the Company did not have any significant off-balance-sheet arrangements other than certain office and tower facility operating leases requiring minimal commitments under non-cancelable leases disclosed in the table above.

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

On January 7, 2008, an accredited investor acquired 50,000 shares of common stock at $1.06 per share.

On February 6, 2008, accredited investors acquired 52,615 shares of common stock at $0.65 per share.

On March 14, 2008, accredited investors acquired 518,987 shares of common stock at $0.40 per share.

On March 31, 2008, accredited investors acquired 196,850 shares of common stock at $0.38 per share pursuant to a conversion of E-series bonds.

On March 31, 2008, accredited investors acquired 191,571 shares of common stock at $0.13 per share pursuant to a conversion of E-series bonds.

On March 31, 2008, accredited investors acquired 40,783 shares of common stock at $0.61 per share pursuant to a conversion of E-series bonds.

On January 10, 2008, an accredited investor acquired 2,457,716 shares of common stock pursuant to Preferred A Conversions.

On March 14, 2008, an accredited investor acquired 28,803 shares of common stock pursuant to Preferred A Conversions.

On March 25, 2008, an accredited investor acquired 6,217,131 shares of common stock pursuant to Preferred A Conversions.

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
By: /s/H. Dean Cubley
H. Dean Cubley
Chief Executive Officer
Date: May 15, 2008