Form 10-Q
period 2008-06-30
ERF Wireless, Inc.
filed 2008-08-14
CIK 1020646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR
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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEEDING FIVE YEARS:

Indicated by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent tp the distribution of securities under a plan confirmed by a court. YES  ☐     NO  ☐ Not Applicable ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 80,426,524 common shares issued and outstanding as of August 14, 2008.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

ERF WIRELESS, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2008, AND DECEMBER 31, 2007
($ in thousands except share data)
	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$90	$2,211
Accounts receivable, net	575	365
Accounts receivable other	108	114
Inventories	230	118
Cost and profit in excess of billings	143	410
Prepaid expenses and other current assets	430	523
Total current assets	1,576	3,741

Property and equipment
Property and equipment	4,746	3,246
Less accumulated depreciation	(1,059)	(564)
Net property and equipment	3,687	2,682

Goodwill	436	260
Intangible assets, net	1,368	1,541
Other assets	198	142

Total assets	$7,265	$8,366

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Notes payable and current portion of long-term debt	$475	$513
Current portion of long-term capital lease payable	607	403
Accounts payable	700	1,089
Deferred revenue	7	16
Accrued expenses	916	929
Derivative liabilities	101	403
Deferred liability lease	163	164
Total current liabilities	2,969	3,517

Long-term debt, net of current portion	3,470	2,885
Capital leases, net of current portion	1,365	1,009
Deferred liability lease	394	476
Deferred revenue	15	10
Total long-term liabilities	5,244	4,380

Commitments and contingencies

Shareholders’ (deficit) equity:
Preferred stock - $.001 par value
Authorized 25,000,000 shares
Issued and outstanding at June 30, 2008 and
December 31, 2007, 2,650,550 and 3,311,534, respectively	3	3
Common stock - $.001 par value
Authorized 475,000,000 shares
Issued and outstanding at June 30, 2008, and
December 31, 2007, 77,391,183 and 61,541,358, respectively	77	62
Additional paid in capital	21,167	19,098
Accumulated deficit	(22,195)	(18,694)
Total shareholders’ equity (deficit)	(948)	469

Total liabilities and shareholders' equity (deficit)	$7,265	$8,366
See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)
($ in thousands except share data and loss per share)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Sales:
Products	$3	$933	$440	$996
Services	995	1,506	2,214	1,940
Other	7	(15)	26	(7)
Total sales	1,005	2,424	2,680	2,929

Costs of goods sold:
Products and integration services	156	1,279	516	1,445
Rent, repairs and maintenance	105	51	196	92
Salary and related cost	7	129	56	148
Depreciation	211	45	407	87
Other cost	105	17	244	31
Total costs of goods sold	584	1,521	1,419	1,803
Gross profit	421	903	1,261	1,126
Operating expenses:
Selling, general and administrative	2,125	1,587	4,229	2,871
Depreciation and amortization	237	67	466	134
Total operating expenses	2,362	1,654	4,695	3,005
Loss from operations	(1,941)	(751)	(3,434)	(1,879)
Other income/(expenses):
Interest expense, net	(170)	(418)	(354)	(662)
Gain (loss) on sale of assets	-	1	-	(10)
Other income (expense)	2	-	8	-
Derivative income	149	(131)	279	(117)
Total other income (expense)	(19)	(548)	(67)	(789)
Net loss	$(1,960)	$(1,299)	$(3,501)	$(2,668)
Net loss per common share:
Basic	$(0.03)	$(0.04)	$(0.05)	$(0.09)
Diluted	$(0.03)	$(0.04)	$(0.05)	$(0.09)

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)
($ in thousands)

	2008	2007

Cash flows from operating activities
Net loss	$(3,501)	$(2,668)

Adjustments to reconcile net loss to net cash used by operating activities:
Loss on sale of assets	-	10
Amortization of debt discount	15	401
Depreciation and amortization	874	221
Stock issued for services rendered	1,246	1,111
Warrant expense	23	36
Derivative (income)	(302)	81
Stock based compensation and stock option expense	-	85
Bad debt expense	102	9
(Increase) in accounts receivable, net	(310)	(63)
Decrease (increase) in accounts receivable other	6	(14)
(Increase) in inventories	(112)	(13)
Decrease (increase) in prepaid expenses	93	(296)
Decrease in cost and profit in excess of billings	267	409
(Decrease) in accounts payable	(389)	(130)
(Decrease) increase in accrued expenses	(16)	680
(Decrease) in deferred liability lease	(83)	(92)
(Decrease) in deferred revenue	(4)	(1)
Total Adjustment	1,410	2,434
Net cash used by operating activities	(2,091)	(234)

Cash flows from investing activities
Proceeds from sale of assets	-	6
Purchase of property and equipment	(351)	(220)
Business acquisitions, net of cash acquired	(171)	-
(Increase) in other assets	(56)	(6)
Net cash used by investing activities	(578)	(220)

Cash flows from financing activities
Net proceeds from line of credit	635	403
Proceeds from financing agreements	25	75
Payment of debt obligations	(135)	(43)
Payment on capital lease obligations	(249)	(2)
Proceeds from sale of common stock, net	272	-
Net cash provided by financing activities	548	433

Net (decrease) in cash	(2,121)	(21)
Cash and cash equivalents at the beginning of the period	2,211	393
Cash and cash equivalents at the end of the period	$90	$372

Supplemental disclosure of cash flow information:
Net cash paid during the year for:
Interest	$156	$1
Income taxes	$-	$-

Supplemental non-cash investing and financing activities:
Conversion of debt through issuance of common stock	$143	$287
Issuance of shares for asset acquisition	$400	$-
Property acquired under capital lease	$809	$58
Note payable for acquisition	$150	$-

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

INVENTORIES

Inventories are valued at the lower of cost or market. The cost is determined by using the average cost method. Inventories consist of the following items, in thousands:

	June 30,	December 31,
	2008	2007
Raw material	$129	$49
Finished goods	101	69
	$230	$118

The Company has pledged substantially all the inventory of WBS of $75,000 and $39,000 as collateral against outstanding notes as of June 30, 2008, and December 31, 2007, respectively.

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

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods ended June 30, 2008, and December 31, 2007, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable net consists of the following (in thousands):

	June 30,	December 31,
	2008	2007
Accounts receivable	$722	$412
Allowance for doubtful accounts	(147)	(47)
Accounts receivable, net	$575	$365

The Company has pledged substantially all the accounts receivables of WBS as collateral against outstanding notes and capital leases.

NOTE 3 - PROPERTY AND EQUIPMENT

Components of property and equipment consist of the following items (in thousands):

	June 30,	December 31,
	2008	2007
Automobiles	$175	$157
Operating equipment	2,958	2,123
Office furniture and equipment	172	137
Leasehold improvements	49	47
Computer equipment	277	214
Building	8	8
Land	28	28
Other	1,079	532
Total property and equipment	4,746	3,246
Less accumulated depreciation	(1,059)	(564)
Net property and equipment	$3,687	$2,682

Depreciation expense was approximately $495,000 and $131,000 for the periods ended June 30, 2008, and June 30, 2007, respectively.

The Company has pledged substantially all the operating equipment and some furniture and vehicles as collateral against outstanding notes and capital leases.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - GOODWILL

On January 11, 2008, ERF Wireless ("ERFW") completed the purchase of assets from Crosswind, Inc., and as part of the acquisition the Company acquired goodwill which was valued at $176,000, which is not subject to amortization.

NOTE 5 - INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

		June 30, 2008
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	3.0	$2,028	$667	$1,361
Workforce in place	3.0	125	122	3
Non-compete agreement	3.0	100	97	3
Developed technology	3.0	20	19	1
		$2,273	$905	$1,368

		December 31, 2007
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	3.0	$1,822	$329	$1,493
Workforce in place	3.0	125	101	24
Non-compete agreement	3.0	100	80	20
Developed technology	3.0	20	16	4
		$2,067	$526	$1,541

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

Total amortization of intangibles was approximately $379,000 and $90,000 for the six months ended June 30, 2008 and 2007, respectively. The estimated amortization expense for the next three years will be $309,000 for the remaining 2008, $586,000 for 2009 and $482,000 in 2010.

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

COMMON STOCK

As of June 30, 2008, the Company had 77,391,183 shares of its $.001 par value common stock issued and outstanding.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the six months ended June 30, 2008, the Company issued a total of 2,885,703 shares of common stock in lieu of cash for professional services of $432,000, settlement expense of $167,000, other services of $94,000, conversion of notes payable of $143,000, salary and compensation of $554,000 and acquisition of assets of $400,000. The Company valued the 2,885,703 shares at the closing market price on the date of issuance of such shares.

PREFERRED STOCK

The Company has 25,000,000 shares of Series A Preferred Stock authorized of which 2,650,550 shares were issued and outstanding as of June 30, 2008. The Series A Preferred Stock is convertible at holder's option at one preferred share for 18.676347 shares Common Stock and has a 2:1 liquidation preference. The holder of Series A Preferred Stock is required to give a 65-day notice of conversion to the company. With respect to the Series A Preferred Stock outstanding at June 30, 2008, the Company would be required to issue 49,502,591 shares of its Common Stock, subject to certain contractually imposed conversion restrictions as described herein. During the 4th quarter 2005, all of the Series A holders entered into a Series A Conversion Restriction Agreement whereby all Series A holders, as a group, are prohibited from converting more than 5% of the total outstanding (as of September 30, 2005) Series A holdings in any one calendar quarter.

WARRANTS

The Company had warrants outstanding to third parties purchase 4,084,443 common shares as of June 30, 2008.

Warrants for 880,000 shares were issued by the Company in June 2003. Specifically, the Company sold 120,000 shares of Common Stock for $25,000 to an accredited investor of the Securities Act and issued such a warrant to purchase 880,000 shares of Common Stock at an exercise price of $0.20 per share expiring December 31, 2007. The Investor has exercised all warrants as of December 31, 2007.

Warrants for 3,694,444 shares of common stock at $5.00 per share were issued by the Company during 2006 thru 2008. Specifically, the Company sold $1,025,000 of E-series bonds to accredited investors under the Securities Act. According to the agreement, if the Bondholder converts within one year from investment; the conversion includes a warrant to purchase one additional share of common stock at a price of $5.00 for every share of common stock that has been received from the conversion of the Bond principal, expiring at various dates from October 2011 thru March 2013. The Company has had thirty four units converted and has attributed $255,000 to warrant expense using the Black Scholes option price model in the quarter in which the unit was converted. As of June 30, 2008, the Company has attributed $23,000 in warrant expense. See Note 9 for valuation and marked-to-market activity.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes warrants that are issued, outstanding and exercisable.

		Options/Warrants
		Issued & Outstanding
Exercise Price	Expiration Date	June 30,	June 30,
		2008	2007
0.20	Dec-07	-	780,000
5.00	Jun-08	-	141,670
7.50	Jun-08	-	141,670
3.57	Sep-10	389,999	389,999
5.00	Oct-11 thru Mar-13	3,694,444	2,105,337
		4,084,443	3,558,676

NOTE 7 - EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amount):

	For the three months ended June 30, 2008
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net loss	$(1,960)	-	$-
Basic EPS:
Income available to common stockholders	(1,960)	76,018	(0.03)
Effect of dilutive securities	-		-
Diluted EPS:
Income available to common stockholders and assumed conversions	$(1,960)	76,018	$(0.03)

	For the three months ended June 30, 2007
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net loss	$(1,299)	-	$-
Basic EPS:
Income available to common stockholders	(1,299)	35,350	(0.04)
Effect of dilutive securities	-		-
Diluted EPS:
Income available to common stockholders and assumed conversions	$(1,299)	35,350	$(0.04)

	For the six months ended June 30, 2008
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net loss	$(3,501)	70,834	$(0.05)
Basic EPS:
Loss available to common stockholders	(3,501)	70,834	(0.05)
Effect of dilutive securities	-		-
Diluted EPS:
Loss available to common stockholders and assumed conversions	$(3,501)	70,834	$(0.05)

	For the six months ended June 30, 2007
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net loss	$(2,668)	26,922	$(0.10)
Basic EPS:
Loss available to common stockholders	(2,668)	31,136	(0.09)
Effect of dilutive securities	-		-
Diluted EPS:
Loss available to common stockholders and assumed conversions	$(2,668)	31,136	$(0.09)

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the year to date ended June 30, 2008 and 2007, dilutive securities existed. The effect of the dilutive securities for the year to date ended June 30, 2008, would have been 87,680,415 shares of common stock issued assuming all debt instruments were converted, all Series A preferred stock converted and all options and warrants were exercised.

NOTE 8 - MAJOR CUSTOMERS

The Company had gross sales of approximately $2,680,000 and $2,929,000 for the six months ended June 30, 2008 and 2007, respectively. The Company had one customer that represented approximately 17% of the gross sales in the six months ended June 30, 2008, and had one customer that represented 57% of gross sales for the six months ended June 30, 2007.

NOTE 9 – NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debts consist of the following as of June 30, 2008 (in thousands):

	Terms	Maturity Date	Interest Rate	Gross Balance	Debt Discount	Net Balance
Bancleasing, Inc.	$10,660 / Month including interest	October-14	11.62%	$587	$-	$587
Agility Capital Lease	$52,151 / Month including interest	Various	18.82%	1,381	-	1,381
Balboa Lease	$225 / Month including interest	June-10	27.74%	4	-	4
Shane Griffths, Crosswind	$13,911 / Month including interest	December-10	7.50%	139	-	139
Vangard Wireless, Inc.	$200 / Month including interest	December-10	6.00%	6	-	6
Liberty Finance	$517 / Month including interest	September-09	13.97%	7	-	7
Chase Bank	$449 / Month including interest	November-09	5.89%	7	-	7
Blanco National Bank	$3,913 / Month including interest	August-10	9.50%	85	-	85
Robert McClung, Momentum	$23,476 / Quarterly including interest	October-10	7.50%	212	-	212
George Kemper, TSTAR	$38,254 / Quarterly including interest	April-10	7.50%	286	-	286
Premium Assignment, Insurance notes	$421 / Month including interest	September-08	9.48%	3	-	3
Line of credit	2 years/ Quarterly interest (See below)	December-09	6.00%	3,044	-	3,044
E-bond investor notes	3 years/ Semiannual interest (See below)	Various	10.00%	175	19	156
Total debt				$5,936	$19	5,917
Less current maturities						1,082
Less debt discount current maturities						(19)
Long-term debt						$4,854

The gross maturities of these debts are $616,000, $4,011,000, $815,000, $145,000, $94,000 and $236,000 for the years ended December 31, 2008, 2009, 2010, 2011 and 2012, and thereafter, respectively.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

INVESTOR NOTES

The following table summarizes the convertible debt activity for the period September 6, 2005, to June 30, 2008:

Description	Investor Notes	Warrant Liabilities	Compound Derivative Liability	Total
Fair value issuance at inception	$508,018	$470,702	$521,281	$1,500,001
09-06-05 to 09-30-05 change in fair value	18,373	2,389,132	1,012,547	3,420,052
10-01-05 to 12-31-05 change in fair value	78,258	(2,160,313)	(1,090,630)	(3,172,685)
01-01-06 to 03-31-06 change in fair value	90,258	(466,128)	(276,615)	(652,485)
04-01-06 to 06-30-06 change in fair value	104,943	(149,288)	32,006	(12,339)
07-01-06 to 09-30-06 change in fair value	122,182	73,005	32,395	227,582
10-01-06 to 12-31-06 change in fair value	140,846	(118,744)	(26,162)	(4,060)
01-01-07 to 03-31-07 change in fair value	158,659	(20,503)	(2,478)	135,678
04-01-07 to 06-30-07 change in fair value	184,473	113,377	(4,843)	293,007
07-01-07 to 09-30-07 change in fair value	93,990	116,109	(197,501)	12,598
10-01-07 to 12-31-07 change in fair value	-	52,413	-	52,413
01-01-08 to 03-31-08 change in fair value	-	(113,802)	-	(113,802)
04-01-08 to 06-30-08 change in fair value	-	(128,524)	-	(128,524)
Conversions from inception to date	(1,500,000)	-	-	(1,500,000)
Fair value at June 30, 2008	$-	$57,436	$-	$57,436

From inception to date through June 30, 2008, the Company recorded a net derivative income of $737,000 and for the six months ended June 30, 2008, a net derivative income of $242,000.

The following assumptions were used in the fair value determination of warrants liabilities at June 30, 2008:

Warrants
Assumptions	3/31/2007	6/30/2007	9/30/2007	12/31/2007	3/31/2008	6/30/2008
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Risk-free rate for term	4.51%	4.89%	4.03%	3.07%	1.62%	2.91%
Volatility	140.00%	200.00%	177.00%	180.00%	180.00%	170.00%
Maturity date	3.44 years	3.39 years	2.93 years	2.68 years	2.43 years	2.18 years

A Black-Scholes methodology was used to value the warrants.

LINE OF CREDIT

During 2007, the Company amended its two-year unsecured revolving credit facility with certain private investors that provides a $3 million dollar line of credit. The terms of the secured revolving credit facility allow ERF Wireless to draw upon the facility as financing requirements dictate and provide for quarterly interest payments at a 12% rate. The loan has been extended from February 28, 2009 to now due December 31, 2009 and may be prepaid without penalty or repaid at maturity. At June 30, 2008, the balance of the credit line was $3,043,879. The lender has agreed to fund up to an additional $1 million during 2008 under the same terms and conditions. See subsequent event footnote for repayment and extension of line of credit.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

E-SERIES INVESTOR NOTE

The E-Series Bonds were determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature and the redemption option (compound embedded derivative liability). At the date of issuance the E-Series Bond, compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the income statement. The Company uses the effective interest method to record interest expense and related debt accretion which was $15,256 for the six months ended June 30, 2008, and the estimated debt accretion for 2008 is $18,643.

The following table summarizes the convertible debt activity for the period May 31, 2006, to June 30, 2008:

Description	E-Series Bonds	Compound Derivative Liability	Total
Fair value issuance at inception	$891,174	$133,826	$1,025,000
05-31-06 to 06-30-06 change in fair value	763	(11,750)	(10,987)
07-01-06 to 09-30-06 change in fair value	5,847	(3,971)	1,876
10-01-06 to 12-31-06 change in fair value	6,648	(13,213)	(6,565)
01-01-07 to 03-31-07 change in fair value	9,065	5,956	15,021
04-01-07 to 06-30-07 change in fair value	49,060	(10,668)	38,392
07-01-07 to 09-30-07 change in fair value	2,965	4,536	7,501
10-01-07 to 12-31-07 change in fair value	25,580	(1,274)	24,306
01-01-08 to 03-31-08 change in fair value	9,146	(39,397)	(30,251)
04-01-08 to 06-30-08 change in fair value	6,110	(20,468)	(14,358)
Conversions from inception to date	(850,000)	-	(850,000)
Fair value at June 30, 2008	$156,358	$43,577	$199,935

From inception to date through June 30, 2008, the Company recorded a net derivative income of $90,248 and for the six months ended June 30, 2008, a net derivative income of $59,864.

SHAYNE GRIFFTHS, CROSSWIND, INC.

On January 11, 2008, the Company issued a note to Crosswind, Inc., totaling $150,000 bearing interest at 7.5% and are secured by the equipment acquired, payable in twelve quarterly payments of $13,911 plus interest.

CAPITAL LEASES

Agility Lease Fund, LLC Included in property and equipment at June 30, 2008, is $1,317,681 capitalized equipment, net of amortization. The equipment and one of the Company's bank accounts are the primary collateral securing the financing with a guarantee of repayment by ERF Wireless, Inc.

Banc Leasing Inc., Included in property and equipment at June 30, 2008, is $610,900 capitalized equipment, net of amortization. The equipment is the primary collateral securing the financing.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of June 30, 2008 (in thousands):

Year Ending December 31,
2008	$444
2009	865
2010	676
2011	191
2012	128
Thereafter	266
Total minimum lease payments	2,570
Less amount representing interest	(598)
Present value of net minimum lease payments	1,972
Current maturities of capital lease obligations	(607)
Long-term portion of capital lease obligations	$1,365

NOTE 10 – UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts for the six months ended June 30, 2008, and December 31, 2007, are summarized as follows (in thousands):

	June 30,	December 31,
	2008	2007
Costs incurred on uncompleted contracts	$2,614	$2,284
Estimated profit	511	429
Gross revenue	3,125	2,713
Less: billings to date	2,982	2,303
Costs and profit in excess of billings	$143	$410

Such amounts are included in the accompanying balance sheets at June 30, 2008, and December 31, 2007, and are summarized as follows (in thousands):

	June 30,	December 31,
	2008	2007
Cost and estimated earnings in excess of billings on uncompleted contracts	$143	$410

Billings in excess of costs and estimated earnings on uncompleted contracts	-	-

	$143	$410

NOTE 11 - COMMITMENTS AND CONTINGENCIES

LEASES AND LICENSE AGREEMENTS

For the six months ended June 30, 2008 and 2007, rental expenses of approximately $302,000 and $200,000, respectively, were incurred. The Company accounts for rent expense under leases that provide for escalating rentals over the related lease term on a straight-line method. The Company occupies office and tower facilities under several non-cancelable operating lease agreements expiring at various dates through September 2013, and requiring payment of property taxes, insurance, maintenance and utilities.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Future minimum lease payments under non-cancelable operating leases at June 30, 2008, were as follows:

Period Ending December 31,	Amount ($000)
2008	$242
2009	426
2010	316
2011	225
2012	52
Thereafter	12
Total	$1,273

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

NETWORK OPERATING SERVICES DIVISION (NOS)

NOS provide the overall day-to-day 24/7 monitoring of all wireless broadband networks that the Company constructs, acquires, maintains and administers. The transactions in the NOS segment for the six months ended June 30, 2008 and 2007 were not material.

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

For the six months ended June 30, 2008 (in thousands)
	WMS	WBS	ENS	Total
Revenue	$568	$1,984	$128	$2,680
Segment (loss) income	190	(929)	(836)	(1,575)
Segment assets	484	5,150	1,434	7,068
Capital expenditures	14	773	651	1,438
Depreciation and amortization	7	742	92	841

For the six months ended June 30, 2007 (in thousands)
	WMS	WBS	ENS	Total
Revenue	$1,838	$677	$414	$2,929
Segment loss	359	(51)	(542)	(234)
Segment assets	505	1,119	562	2,186
Capital expenditures	1	168	104	273
Depreciation and amortization	7	87	7	101

	Six Months Ended
Reconciliation of Segment Loss from Operations to Net Loss	June 30, 2008	June 30, 2007
Total segment loss from operations	$(1,575)	$(234)
Total corporate overhead	(1,926)	(2,434)
Net loss	$(3,501)	$(2,668)

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Reconciliation of Segment Assets to Total Assets	June 30, 2008	December 31, 2007
Total segment assets	$7,068	$6,076
Total corporate assets	197	2,290
Consolidated assets	$7,265	$8,366

The accounting policies of the reportable segments are the same as those described in the section titled Basis of Accounting. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation and amortization expense, accounting changes and non-recurring items.

For the quarter ended June 30, 2008, one customer accounts for $457,000 of Wireless Messaging Services Division revenues. At June 30, 2007, one customer accounts for $146,000 of Enterprise Network Services Division revenues and one customer accounts for $1,628,000 of Wireless Messaging Services Division revenues.

NOTE 13 - SUPPLEMENTAL NON-CASH DISCLOSURES:

During 2008, the Company issued stock in lieu of cash as payment for the following (in thousands):

June 30, 2008	Supplemental Non-Cash Disclosure
Professional fees	$432
Settlements	167
Salary and compensation	554
Other services rendered	94
Total for services, interest, liabilities and compensation	$1,247

Notes payable	$143
Acquisition	$400

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

NOTE 14 - EMPLOYEE STOCK OPTIONS

In 2004, the Board of Directors adopted a Non-Qualified Stock Option Plan under which 5,000,000 shares of the Company's common stock were reserved for issuance. In March 2007, the Board of Directors adopted a Non-Qualified Stock Option Plan under which an additional 10,000,000 shares were reserved for issuance. In April 2008, the Board of directors adopted a Non-Qualified Stock Option Plan whereby an additional 15,000,000 shares were reserved for issuance. There were 95,742 Series A preferred stock convertible to 1,788,111 common stock shares granted to certain Officers and employees under employment agreements. As of June 30, 2008, 270,135 common stock shares remain to be converted from Series A preferred stock. Also the Company has granted to certain officers and employees 375,000 stock options which are currently exercisable. As of June 30, 2008, under all Non-Qualified Stock Option Plans, 14,689,502 shares were issued and exercised by certain employees and consultants for services rendered.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Option activity was as follows for the six months ended June 30, 2008:

	2008
	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	3,302,000	$2.98
Granted	-	-
Assumed through acquisitions	-	-
Exercised	-	-
Forfeited/cancelled	(1,570,000)	3.72

Outstanding throughout the period	1,732,000	$2.98

Exercisable at June 30, 2008	375,000	$0.61

The weighted average fair value of the individual options granted during the six months ended June 30, 2008, is estimated at $2.98 on the date of grant. Information about options outstanding was as follows at June 30, 2008:

Class	Number	Remaining Average Contractual	Average Exercise	Number	Average Exercise
Exercise Price	Outstanding	Life in Years	Price	Exercisable	Price

$0.10	225,000	1.08	$0.10	225,000	$0.10
$1.38	150,000	1.08	$1.38	150,000	$1.38
$2.88	750,000	1.08	$2.88	-	-
$2.88	375,000	1.08	$2.88	-	-
$2.27	232,000	0.08	$2.27	-	-
	1,732,000	0.73	$2.31	375,000	$0.61

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

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 16 - SUBSEQUENT EVENTS

During the 3rd quarter 2008, through August 14, 2008, the Company issued shares in the amount of 1,323,318 for services and liabilities and issued shares in the amount of 1,828,188 for conversion of preferred stock to common stock.

As of August 04, 2008, the Company entered into an agreement with Angus Capital to exchange Series B Preferred in payment of a significant portion of the line of credit and the accompanying accrued interest. The Company issued 3,620,573 Series B Preferred stock for total principal and interest of $3,620,573 leaving a remaining balance of the credit line of $500,000. The Series B Preferred stock includes various provisions that relate to dividends, liquidating preferences, voting rights and the Company options to repurchase the preferred stock after five years at their option. Additionally Angus Capital extended the Company an additional $2,500,000 line of credit due December 2010.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the other sections of this quarterly report on Form 10-Q, including the financial statements.

OUR MARKETS AND BUSINESS STRATEGY

The Company has four operating divisions to provide solutions and services to different segments of the wireless industry. The Company's Enterprise Networks Services Division serves enterprise customers, private entities, cities, unincorporated municipalities and the general public. The Company's Wireless Bundled Services Division provides wireless broadband products and services, including Internet, voice, data and security services, and is in the early stages of building or acquiring a seamless wireless broadband network throughout much of North America to serve private entities, cities, municipalities and the general public. The Company's Wireless Messaging Services Division provides wireless broadband system design and implementation, manufactures and supplies high-power infrastructure equipment to the wireless messaging industry and owns and operates a wide-area messaging service (one- and two-way paging retail). In addition, WMS provides a turn-key implementation of a triple play voice, video, and data to residential developments internationally as well as in the U.S. The Company's Network Operation Services Division provides the overall day-to-day 24/7 monitoring of all wireless broadband networks that the Company constructs, acquires, maintains and administers. Hereinafter, all references to the Company include the operations and financial condition of the Company and its operating divisions. Subsequent to the quarter ended June 30, 2008, the company announced the formation of a new Oil and Gas Services Division to address growing customer demand in the oil and gas industry for the company’s wireless products and services.  Utilizing the resources of its rapidly expanding wireless broadband networks in Texas, New Mexico and Louisiana, the company is now actively supplying specialized products and services to oil and gas customers through this new division.

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

The Company also plans to expand its offering to provide wireless broadband product and service solutions to other large vertical markets where high bandwidth and secure communications are needed (such as the digital oil field, hospitals, schools, law enforcement, etc.), especially in areas where it can leverage the excess capacity in network infrastructure already constructed and paid for by its bank customers.

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

RECENT EVENTS

During the quarter ended June 30, 2008 , the Company has continued to execute its expansion plans of construction and operation of the nationwide wireless BankNet network, acquisition of strategic WISP networks with customers, expansion of the sales staff and continued construction of various bank wireless networks. A summary of the major milestones during and subsequent to the quarter ended June 30, 2008 is as follows:

●
The Company announced the formation of a new Oil and Gas Services Division to address growing customer demand in the oil and gas industry for the company’s wireless products and services.  Utilizing the resources of its rapidly expanding wireless broadband networks in Texas, New Mexico and Louisiana, the Company is now actively supplying specialized products and services to oil and gas customers through this new division.

●
The Company announced the appointment of John Nagel to the position of CEO of the newly formed Oil and Gas Services Division.  John is an experienced ERF executive and has been leading the development of this new business initiative and overseeing the delivery of cost-effective solutions to our oil and gas customers.

●
The Company announced BranchNet and US-Bank Net contract with Fidelity Homestead Savings Bank, a leading Louisiana financial institution since 1908.  The Company expects to recognize the one-time revenues for this project during the 3rd and 4th quarters of 2008 and the recurring revenues from such customer agreements over their respective 7 and 10 year contracts.

●
The Company announced its second BranchNet contract in Texas following the completion of an agreement with West Texas State Bank to interconnect the bank’s six branches located in the greater Odessa, Texas area, including Midland, Kermit and Monahans.  The Company expects to recognize the one-time revenues for this project during the 3rd and 4th quarters of 2008 and the recurring revenues from such customer agreements over their respective 10 year contracts.

●
The Company announced WiNet contracts with banks in Texas and Louisiana.  These 10-year contracts with Louisiana-based Fidelity Homestead Savings Bank and Texas-based Classic Bank will bring wireless broadband and wireless infrastructure to certain rural communities in both Texas and Louisiana via the utilization of the bank’s excess bandwidth and wireless infrastructure to provide Wireless Internet Service Provider (WISP) products and services to the bank’s commercial and retail customers.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2008, COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2007

The following table sets forth summarized consolidated financial information for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,				Six Months Ended June 30,

($ in thousands)	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Total sales	$1,005	$2,424	$(1,419)	-59%	$2,680	$2,929	$(249)	-9%
Cost of goods sold	584	1,521	(937)	-62%	1,419	1,803	(384)	-21%
Gross profit	421	903	(482)	-53%	1,261	1,126	135	12%
Percent of total sales	42%	37%			47%	38%
Operating expenses	2,362	1,654	708	43%	4,695	3,005	1,690	56%
Loss from operations	(1,941)	(751)	(1,190)	158%	(3,434)	(1,879)	(1,555)	83%
Other income/(expense)	(19)	(548)	529	-97%	(67)	(789)	722	-92%
Net loss	(1,960)	(1,299)	(661)	51%	(3,501)	(2,668)	(833)	31%

For the three months ended June 30, 2008, the Company's business operations reflected an increase in sales for Wireless Bundled Services with an offset of decreased sales for Wireless Messaging Services and Enterprise Network Services. For the three months ended June 30, 2008, the Company's consolidated operations generated net sales of $1,005,000 compared to prior year net sales of $2,424,000. The $1,419,000 decrease in net sales is primarily attributable to $1,693,000 decrease in Wireless Messaging Services attributable to prior year sales with the El Dorado Golf and Beach Club of San Jose del Cabo, Mexico project, with no comparable sales in the same quarter 2008, a $299,000 decrease in banking network installation and services and offset with an increase of $573,000 in recurring wireless WISP services with the increased growth attributed to recent WISP acquisitions. Product sales decrease $930,000 and service sales decrease $511,000 primarily due to prior year sales in the Wireless Messaging Services associated with El Dorado Golf and Beach Club of San Jose del Cabo, Mexico project and decrease sales in Enterprise Network Services in product and services to banks. For the three months ended June 30, 2008, the Company had a gross profit margin of 42%, compared to a gross profit margin of 37% for the prior year. The increased in gross profit margin is primarily attributable to several factors: (i) Increased WISP customer base in recurring revenue with strong consistent margins on wireless broadband services and (ii) consistent margins in our Wireless Messaging Services change orders in completing the El Dorado Golf and Beach Club of San Jose del Cabo, Mexico project.

For the six months ended June 30, 2008, the Company's consolidated operations generated net sales of $2,680,000 compared to prior-year net sales of $2,929,000 for the six months ended June 30, 2007. The $249,000 decrease in net sales is primarily attributable to $1,270,000 decrease in Wireless Messaging Services prior year sales associated with the El Dorado Golf and Beach Club of San Jose del Cabo, Mexico, a $286,000 decrease in banking network installation and services resulting in reduced network construction revenues in 2008 and offset with an increase of $1,307,000 in recurring wireless WISP services with the increased growth attributed to recent WISP acquisitions. For the six months ended June 30, 2008, the Company had a gross profit margin of 47%, compared to a gross profit margin of 38% for the prior-year six-month period ended June 30, 2007. The increased in gross profit margin is primarily attributable to several factors: (i) Increased WISP customer base growth through acquisition in recurring revenue with strong consistent margins on wireless broadband services and (ii) consistent margins in our Wireless Messaging Services change orders in completing the El Dorado Golf and Beach Club of San Jose del Cabo, Mexico project.

The Company incurred a net loss of $1,960,000 for the three months ended June 30, 2008. The Company's principal components of the net loss for the three months ended June 30, 2008, included approximately $237,000 in depreciation and amortization expenses, $170,000 of interest expense, and $397,000 of other general and administrative expense, $1,139,000 in employment expenses and $477,000 in professional services expense, offset by $149,000 of derivative income.

SALES INFORMATION

Set forth below is a table presenting summarized sales information for our business segments for the three and six months ended June 30, 2008 and 2007:

($ in thousands)	Three Months Ended June 30,

Business Segment	2008	% of Total	2007	% of Total	$ Change	% Change
Wireless Messaging Services	$72	7%	$1,765	72%	$(1,693)	-96%
Wireless Bundled Services	903	90%	330	14%	573	174%
Enterprise Network Services	30	3%	329	14%	(299)	-91%
Total Sales	$1,005	100%	$2,424	100%	$(1,419)	-59%

($ in thousands)	Six Months Ended June 30,

Business Segment	2008	% of Total	2007	% of Total	$ Change	% Change
Wireless Messaging Services	$568	21%	$1,838	63%	$(1,270)	-69%
Wireless Bundled Services	1,984	74%	677	23%	1,307	193%
Enterprise Network Services	128	5%	414	14%	(286)	-69%
Total Sales	$2,680	100%	$2,929	100%	$(249)	-9%

For the three months ended June 30, 2008, net sales decreased to $1,005,000 from $2,424,000 for the three months ended June 30, 2007. The overall decrease of 59% was attributable to a decrease of $1,693,000 of Wireless Messaging Services, a decrease in Enterprise Network Services of $299,000 and an increase in Wireless Bundled Services of $573,000. The $1,693,000 decrease in Wireless Messaging Services was primarily attributable to prior year sales with the El Dorado Golf and Beach Club of San Jose del Cabo, Mexico project, with no comparable sales in the same quarter 2008. The $299,000 decrease in banking network installation and services was primarily attributable to Banks opting to construct networks in subsequent quarter. The $573,000 increase was primarily attributable to recurring wireless WISP services with recent WISP asset acquisitions including approximately 5,000 customers.

For the six months ended June 30, 2008, net sales decreased to $2,680,000 from $2,929,000 for the six months ended June 30, 2007. The overall decrease of 9% was primarily attributable to $1,270,000 decrease in Wireless Messaging Services prior year sales associated with the El Dorado Golf and Beach Club of San Jose del Cabo, Mexico. The $286,000 decrease is primarily attributable to banking network installation and services resulting in reduced network construction revenues in 2008. The $1,307,000 increase is primarily attributable to recurring wireless WISP services with the increased sales growth attributed to recent WISP acquisitions.

COST OF GOODS SOLD

The following tables set forth summarized cost of goods sold information for the three ended June 30, 2008 and 2007:

($ in thousands)	Three Months Ended June 30,

Business Segment	2008	% of Total	2007	% of Total	$ Change	% Change
Wireless Messaging Services	$51	9%	$1,140	75%	$(1,089)	-96%
Wireless Bundled Services	524	90%	131	9%	393	300%
Enterprise Network Services	9	1%	250	16%	(241)	-96%
Total cost of sales	$584	100%	$1,521	100%	$(937)	-62%

($ in thousands)	Three Months Ended June 30,
	2008	2007	$ Change	% Change

Products and integration service	$156	$1,279	$(1,123)	-88%
Rent and maintenance	105	51	54	106%
Salary and related cost	7	129	(122)	-95%
Depreciation	211	45	166	369%
Other costs	105	17	88	518%
Total cost of sales	$584	$1,521	$(937)	-62%

The following tables set forth summarized cost of goods sold information for the six months ended June 30, 2008 and 2007:

($ in thousands)	Six Months Ended June 30,

	2008	% of Total	2007	% of Total	$ Change	% Change
Wireless Messaging Services	$235	60%	$1,193	66%	$(958)	-80%
Wireless Bundled Services	1,009	18%	264	15%	745	282%
Enterprise Network Services	175	12%	346	19%	(171)	-49%
Total cost of sales	$1,419	90%	$1,803	100%	$(384)	-21%

($ in thousands)	Six Months Ended June 30,
	2008	2007	$ Change	% Change

Products and integration service	$516	$1,445	$(929)	-64%
Rent and maintenance	196	92	104	113%
Salary and related cost	56	148	(92)	-62%
Depreciation	407	87	320	368%
Other costs	244	31	213	687%
Total cost of sales	$1,419	$1,803	$(384)	-21%

For the three months ended June 30, 2008, cost of goods sold decrease by $937,000, or 62%, to $584,000 from $1,521,000 as compared to the three months ended June 30, 2008. The decrease of $937,000 in cost of goods sold is primarily attributable to product and service cost of $1,123,000 associated with prior year cost with El Dorado Golf and Beach Club project in Mexico and wireless banking installations with no comparable cost in the same quarter 2008; a $122,000 decrease in salary and related cost is due to prior year El Dorado Golf and Beach Club project in Mexico and wireless banking installations; an increase of $88,000 of other cost is primarily attributable to travel cost due to El Dorado Golf and Beach Club project in Mexico and broadband utility cost due to growth of our WISP customer base; $166,000 primarily attributable to depreciation expense associated with recent acquisitions and growth of our wireless network area to increase our WISP customer base and $54,000 is primarily attributable to rent and maintenance cost associated with acquisitions and growth of  our wireless network area to increase our WISP customer base.

For the six months ended June 30, 2008, cost of goods sold decreased by $384,000, or 21%, to $1,419,000 from $1,803,000 as compared to the six months ended June 30, 2007. The decrease of $384,000 in cost of goods sold is primarily attributable to product and service cost of $929,000 associated with prior year cost with El Dorado Golf and Beach Club project in Mexico and wireless banking installations; a $92,000 decrease in salary and related cost is due to prior year El Dorado Golf and Beach Club project in Mexico and wireless banking installations; an increase of $213,000 of other cost is primarily attributable to travel cost due to El Dorado Golf and Beach Club project in Mexico and broadband utility cost due to growth of our WISP customer base; $320,000 primarily attributable to depreciation expense associated with recent acquisitions and growth of our wireless network area to increase our WISP customer base and $104,000 is primarily attributable to rent and maintenance cost associated with acquisitions and growth of  our wireless network area to increase our WISP customer base.

OPERATIONS EXPENSES

The following table sets forth summarized operating expense information for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change

Employment expenses	$1,139	$910	$229	25%	$2,240	$1,600	$640	40%
Professional services	477	398	79	20%	971	746	225	30%
Rent and maintenance	94	65	29	45%	184	134	50	37%
Research and development	18	-	18	100%	18	-	18	100%
Depreciation and amortization	237	67	170	254%	466	134	332	248%
Other general and administrative	397	214	183	86%	816	391	425	109%
Total operating expenses	$2,362	1,654	$708	43%	$4,695	$3,005	$1,690	56%

For the three months ended June 30, 2008, operating expenses increased by 43% to $2,362,000, as compared to $1,654,000 for the three months ended June 30, 2007. The increases that occurred, as evidenced by the immediately preceding table, are discussed below:

●	A $229,000 increase in employment expense. The increase is primarily attributable to growth of the company through recent acquisitions;

●	A $79,000 increase in professional services. The increase is primarily related to accounting expenses related to recent acquisitions and audits;

●	A $29,000 increase in rent and maintenance. The increase is primarily attributable to growth of the company through recent acquisitions;

●	A $18,000 increase in research and development expense. The increase is primarily attributable to expense in improving efficiencies of VOIP data encryption;

●	A $170,000 increase in depreciation and amortization; The increase is primarily attributable to growth of the company through recent acquisitions; and

●	A $183,000 increase in other general and administrative expense.

For the six months ended June 30, 2008, operating expenses increase by 56% to $4,695,000, as compared to $3,005,000 for the six months ended June 30, 2007. The increases that occurred, as evidenced by the immediately preceding table, are discussed below:

●	A $640,000 increase in employment expense. The increase is primarily attributable to growth of the company through recent acquisitions;

●	A $225,000 increase in professional services. The increase is primarily related to accounting expenses related to recent acquisitions and audits;

●	A $50,000 increase in rent and maintenance. The increase is primarily attributable to growth of the company through recent acquisitions;

●	A $18,000 increase in research and development expense. The increase is primarily attributable to expense in improving efficiencies of VOIP data encryption;

●	A $332,000 increase in depreciation and amortization; The increase is primarily attributable to growth of the company through recent acquisitions; and

●	A $425,000 increase in other general and administrative expense.

OTHER (INCOME) EXPENSE, NET

For the six months ended June 30, 2008, the decrease in other (income) expense is primarily attributable to derivative income of $279,000 and interest expense of $354,000 as compared to $117,000 derivative expense and $662,000, respectively for the six months ended June 30, 2007. The derivative income represents the net unrealized (non-cash) charge during the six months ended June 30, 2008, in the fair value of our derivative instrument liabilities related to warrants and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately.

NET LOSS

For the six months ended June 30, 2008, our net loss was $3,501,000 compared to a loss of $2,668,000 for the six months ended June 30, 2007. The increase in the loss for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007, is primarily attributable to increase in employment, professional services, depreciation and amortization and general and administrative.

CASH FLOWS

The Company's operating activities increased net cash used by operating activities to $2,091,000 in the six months ended June 30, 2008, compared to net cash used of $234,000 in the six months ended June 30, 2007. The increase in net cash used by operating activities was primarily attributable to fund an increase in the company's net operating loss $3,501,000, net of $2,260,000 non-cash charges combined with derivative income $279,000 to equal net non-cash charge of $1,958,000, combined together with $548,000 of cash used by fluctuations in working capital requirements consisting of the combination of accounts receivable, inventory, prepaid expenses, accounts payable, accrued expenses, cost and profit in excess of billings, deferred liability lease and deferred revenue.

The Company's investing activities used net cash of $578,000 in the six months ended June 30, 2008, compared to use of net cash of $220,000 in the six months ended June 30, 2007. The increase in investing activities is primarily growing WISP capabilities through asset acquisition and expansion of our infrastructure in Texas, New Mexico and Louisiana.

The Company's financing activities provided net cash of $548,000 in the six months ended June 30, 2008, compared to $433,000 of cash provided in the six months ended June 30, 2007. The cash provided in the six months ended June 30, 2008, was primarily associated with the proceeds from equity financings and the line of credit, net.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008, the Company's current assets totaled $1,576,000 (including cash and cash equivalents of $90,000). Total current liabilities were $2,969,000, resulting in negative working capital of $1,393,000. The Company has funded operations to date through a combination of utilizing cash on hand, issuing common stock to settle certain current liabilities, borrowings and raising additional capital through the sale of its securities. The Company operations for the six months ended June 30, 2008, was primarily funded by proceeds from the Company's line of credit totaling $635,000, sale of restricted common stock, net to accredited investors of $272,000, and convertible debt financing of $25,000.

CURRENT DEBT FACILITY

At June 30, 2008, the Company had approximately $956,000 available on a $4 million unsecured revolving credit facility with Angus Capital Partners, which matures in December 2009. The terms of the two-year unsecured revolving credit facility will allow us to draw upon the facility as financing requirements dictate and provides for quarterly interest payments at an annual 12% rate. The loan may be prepaid without penalty or repaid at maturity. See subsequent event footnote for repayment and extension of line of credit.

ISSUANCE OF COMMON STOCK

During the six months ended June 30, 2008, we issued to various accredited investors an aggregate of 621,000 shares of restricted common stock for net consideration of $272,000. We relied on Section 4(2) of the Act in effecting this transaction.

During the six months ended June 30, 2008, we issued 1,980,923 shares of common stock to employees and business consultants, for aggregate consideration of $1,088,115 of services rendered, pursuant to a registration statement on form S-8.

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

USE OF WORKING CAPITAL

We believe our cash, anticipated cash flow from operations and available credit facilities afford us adequate liquidity for the balance of fiscal 2008, although we expect to raise additional capital during this period to fund our anticipated growth for our banking and WISP network businesses if acceptable terms are available. Furthermore, we anticipate that we will need additional capital in the future to continue to expand our business operations, which expenditures may include the following:

●	Acquisitions of one or more companies, networks or other assets:

●	Investment in towers, radios, customer premise equipment and other related equipment associated with wireless broadband expansion plans:

●	Investment in back office systems and related infrastructure to support the Company's wireless broadband expansion plans:

●	Investment in laboratory facilities including test and simulation equipment:

●	Investment or licensing of certain intellectual property related to the Company's wireless broadband expansion plans:

●	General working capital purposes.

We have historically financed our operations through private equity and debt financings. We do not have any commitments for equity funding at this time, and additional funding may not be available to us on favorable terms, if at all. As such there is no assurance that we can raise additional capital from external sources, the failure of which could cause us to sell assets or curtail operations.

CONTRACTUAL OBLIGATIONS

The following table sets forth contractual obligations as of June 30, 2008:

		Payments Due by Period
		Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations:	$
Long-term debt obligations		4,524	$695	$3,829	$-	$-
Capital lease obligations		2,570	444	1,731	384	11
Operating lease obligations		1,273	242	967	64	-
Total contractual obligations		$8,367	$1,381	$6,527	$448	$11

The Company's contractual obligations consist of long-term debt of $4,524,000, derivative liabilities of $101,000 unamortized debt discount of $19,000 and interest expense of $459,000 as set forth in Note 9 to the company's financial statements, Notes Payable and Long-Term Debt, and certain obligations for operating leases requiring future minimal commitments under non-cancelable leases set forth in Note 11 - Commitments and Contingencies.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2008, the Company did not have any significant off-balance-sheet arrangements other than certain office and tower facility operating leases requiring minimal commitments under non-cancelable leases disclosed in the table above.

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

LONG-LIVED ASSETS

We review our long-lived assets, to include intangible assets subject to amortization, for recoverability whenever events or changes in circumstances indicate that the carrying amount of such long-lived asset or group of long-lived assets (collectively referred to as "the asset") may not be recoverable. Such circumstances include, but are not limited to:

●	a significant decrease in the market price of the asset;

●	a significant change in the extent or manner in which the asset is being used;

●	a significant change in the business climate that could affect the value of the asset;

●	a current period loss combined with projection of continuing loss associated with use of the asset;

●	a current expectation that, more likely than not, the asset will be sold or otherwise disposed of before the end of its previously estimated useful life;

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

ERF Wireless, Inc.
By:	/s/H. Dean Cubley
H. Dean Cubley
Chief Executive Officer
Date:	August 14, 2008