Form 10-Q
period 2008-09-30
ERF Wireless, Inc.
filed 2008-11-14
CIK 1020646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)   Yes ☐   No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be files by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐   Not Applicable ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 88,121,989 common shares issued and outstanding as of November 11, 2008

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

ERF WIRELESS, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2008, AND DECEMBER 31, 2007
($ in thousands except share data)

	September 30,	December 31,
	2008	2007
	(unaudited)

ASSETS

Current assets
Cash and cash equivalents	$195	$2,211
Accounts receivable, net	532	365
Accounts receivable other	136	114
Inventories	220	118
Cost and profit in excess of billings	176	410
Prepaid expenses and other current assets	389	523
Total current assets	1,648	3,741

Property and equipment
Property and equipment	5,383	3,246
Less accumulated depreciation	(1,341)	(564)
Net property and equipment	4,042	2,682

Goodwill	436	260
Intangible assets, net	1,207	1,541
Other assets	232	142

Total assets	$7,565	$8,366

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Notes payable and current portion of long-term debt	$481	$513
Current portion of long-term capital lease payable	733	403
Accounts payable	$818	$1,089
Deferred revenue	14	16
Accrued expenses	1,042	929
Derivative liabilities	96	403
Deferred liability lease	163	164
Total current liabilities	3,347	3,517

Long-term debt, net of current portion	4,884	2,885
Capital leases, net of current portion	1,469	1,009
Deferred liability lease	353	476
Deferred revenue	5	10
Total long-term liabilities	6,711	4,380

Commitments and contingencies

Shareholders’ (deficit) equity:
Preferred stock - $.001 par value
Authorized 25,000,000 shares
Issued and outstanding at September 30, 2008 and
December 31, 2007, 2,402,662 and 3,311,534, respectively	2	3
Common stock - $.001 par value
Authorized 475,000,000 shares
Issued and outstanding at September 30, 2008, and
December 31, 2007, 83,646,187 and 61,541,358, respectively	84	62
Additional paid in capital	21,760	19,098
Accumulated deficit	(24,339)	(18,694)
Total shareholders’ equity (deficit)	(2,493)	469

Total liabilities and shareholders' equity (deficit)	$7,565	$8,366

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)
($ in thousands except share data and loss per share)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Sales:
Products	$40	$661	$480	$1,657
Services	1,101	451	3,341	2,391
Other	-	124	-	117
Total sales	1,141	1,236	3,821	4,165

Costs of goods sold:
Products and integration services	436	291	953	1,736
Rent, repairs and maintenance	103	46	299	138
Salary and related cost	18	230	74	378
Depreciation	239	56	646	143
Other cost	(62)	271	181	302
Total costs of goods sold	734	894	2,153	2,697
Gross profit	407	342	1,668	1,468
Operating expenses:
Selling, general and administrative	2,116	1,594	6,345	4,465
Depreciation and amortization	208	68	674	203
Total operating expenses	2,324	1,662	7,019	4,668
Loss from operations	(1,917)	(1,320)	(5,351)	(3,200)
Other income/(expenses):
Interest expense, net	(262)	(242)	(616)	(903)
Gain (loss) on sale of assets	25	7	25	(3)
Other income (expense)	2	-	10	-
Derivative income	8	(213)	287	(330)
Total other income (expense)	(227)	(448)	(294)	(1,236)
Net loss	$(2,144)	$(1,768)	$(5,645)	$(4,436)
Net loss per common share:
Basic	$(0.03)	$(0.04)	$(0.08)	$(0.12)
Diluted	$(0.03)	$(0.04)	$(0.08)	$(0.12)

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)
($ in thousands)

	2008	2007

Cash flows from operating activities
Net loss	$(5,645)	$(4,436)

Adjustments to reconcile net loss to net cash
used by operating activities:
(Gain) loss on sale of assets	(25)	3
Amortization of debt discount	27	498
Depreciation and amortization	1,320	345
Stock issued for services rendered	1,790	1,705
Derivative (income) loss	(287)	330
Stock based compensation and stock option expense	29	85
Bad debt expense	165	15
(Increase) in accounts receivable, net	(330)	-
(Increase) in accounts receivable other	(22)	-
(Increase) decrease in inventories	(102)	31
Decrease (increase) in prepaid expenses	134	(234)
Decrease in cost and profit in excess of billings	234	90
(Decrease) in accounts payable	(271)	(44)
Increase in accrued expenses	110	381
(Decrease) in deferred liability lease	(124)	(139)
(Decrease) in deferred revenue	(7)	(6)
Total Adjustment	2,641	3,060
Net cash used by operating activities	(3,004)	(1,376)

Cash flows from investing activities
Proceeds from sale of assets	27	13
Purchase of property and equipment	(617)	(466)
Business acquisitions, net of cash acquired	(171)	-
(Increase) in other assets	(90)	(22)
Net cash used by investing activities	(851)	(475)

Cash flows from financing activities
Net proceeds from line of credit	2,134	403
Proceeds from financing agreements	50	693
Payment of debt obligations	(214)	(434)
Payment on capital lease obligations	(401)	(6)
Proceeds from sale of common stock, net	270	1,740
Net cash provided by financing activities	1,839	2,396

Net (decrease) in cash	(2,016)	545
Cash and cash equivalents at the beginning of the period	2,211	393
Cash and cash equivalents at the end of the period	$195	$938

Supplemental disclosure of cash flow information:
Net cash paid during the year for:
Interest	$186	$3
Income taxes	$-	$-

Supplemental non-cash investing and financing activities:
Conversion of debt through issuance of common stock	$167	$934
Issuance of shares for asset acquisition	$400	$-
Property acquired under capital lease	$1,191	$192
Note payable for acquisition	$150	$-

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

INVENTORIES

Inventories are valued at the lower of cost or market. The cost is determined by using the average cost method. Inventories consist of the following items, in thousands:

	September 30,	December 31,
	2008	2007
Raw material	$95	$49
Finished goods	125	69
	$220	$118

The Company has pledged substantially all the inventory of Wireless Bundle Services ("WBS") of $97,000 and $39,000 as collateral against outstanding notes as of September 30, 2008, and December 31, 2007, respectively.

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

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods ended September 30, 2008 and December 31, 2007, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

NOTE 2 - GOODWILL

On January 11, 2008, ERF Wireless (ERFW) completed the purchase of assets from Crosswind, Inc., and as part of the acquisition the Company acquired goodwill valued at $176,000, which is not subject to amortization.

NOTE 3 - INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

Weighted Average Useful Life (in years)	September 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	3.0	$2,028	$821	$1,207
Workforce in place	3.0	125	125	-
Non-compete agreement	3.0	100	100	-
Developed technology	3.0	20	20	-
		$2,273	$1,066	$1,207

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

On January 11, 2008, ERFW completed the purchase of assets from Crosswind, Inc., and as part of the acquisition the Company acquired a customer list which was valued at $206,000 and is being amortized over three years. Please see note 13 for additional details.

Total amortization of intangibles was approximately $540,000 and $210,000 for the nine months ended September 30, 2008 and 2007, respectively. The estimated amortization expense for the next three years will be $148,000 for the remaining period of 2008, $586,000 for 2009 and $473,000 in 2010.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - COMMON STOCK, PREFERRED STOCK AND WARRANTS

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

COMMON STOCK

As of September 30, 2008, the Company had 83,646,187 shares of its $.001 par value common stock issued and outstanding.

During the nine months ended September 30, 2008, the Company issued a total of 4,511,066 shares of common stock in lieu of cash for professional services of $702,000, settlement expense of $265,000, other services of $123,000, conversion of notes payable of $167,000, salary and compensation of $700,000 and acquisition of assets of $400,000. The Company valued the 4,511,066 shares at the closing market price on the date of issuance of such shares.

PREFERRED STOCK

The Company has 25,000,000 shares of Series A Preferred Stock authorized of which 2,402,662 shares were issued and outstanding as of September 30, 2008. The Series A Preferred Stock is convertible at holder's option at one preferred share for 18.676347 shares Common Stock and has a 2:1 liquidation preference. The holder of Series A Preferred Stock is required to give a 65-day notice of conversion to the company. With respect to the Series A Preferred Stock outstanding at September 30, 2008, the Company would be required to issue 44,872,953 shares of its Common Stock, subject to certain contractually imposed conversion restrictions as described herein. During the 4th quarter 2005, all of the Series A holders entered into a Series A Conversion Restriction Agreement whereby all Series A holders, as a group, are prohibited from converting more than 5% of the total outstanding (as of September 30, 2005) Series A holdings in any one calendar quarter.

WARRANTS

The Company had warrants outstanding to third parties purchase 4,165,271 common shares as of September 30, 2008.

Warrants for 389,999 at $3.57 per share were issued by the Company in September 2005 and November 2005. Specifically, the Company issued convertible notes for $1,500,000 to accredited investors of the Securities Act and issued such warrants to purchase 389,999 shares of Common Stock at $3.57 per share, subject to adjustment upon issuance of shares or warrants below market, expiring September 2010. See Note7 for valuation and marked-to-market activity.

Warrants for 3,775,272 shares of common stock at $5.00 per share were issued by the Company during 2006 thru 2008. Specifically, the Company sold $1,050,000 of E-series bonds to accredited investors under the Securities Act. According to the agreement, if the Bondholder converts within one year from investment; the conversion includes a warrant to purchase one additional share of common stock at a price of $5.00 for every share of common stock that has been received from the conversion of the Bond principal, expiring at various dates from October 2011 thru September 2013. The Company has had thirty five units converted and has attributed $259,000 to warrant expense using the Black Scholes option price model in the quarter in which the unit was converted. As of September 30, 2008, the Company has attributed $27,000 in warrant expense. See Note 7 for valuation and marked-to-market activity.

The following table summarizes warrants that are issued, outstanding and exercisable.

		Options/Warrants
		Issued & Outstanding
Exercise Price	Expiration Date	September 30,
		2008
3.57	Sep-10	389,999
5.00	Oct-11 thru Sept-13	3,775,272
		4,165,271

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 - EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amount):

	For the nine months ended September 30, 2008
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net loss	$(5,645)	74,141	$(0.08)
Basic EPS:
Loss available to common stockholders	(5,645)	74,141	(0.08)
Effect of dilutive securities	-		-
Diluted EPS:
Loss available to common stockholders	$(5,645)	74,141	$(0.08)
and assumed conversions

	For the three months ended September 30, 2008
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net loss	$(2,144)	80,755	$(0.03)
Basic EPS:
Income available to common stockholders	(2,144)	80,755	(0.03)
Effect of dilutive securities	-		-
Diluted EPS:
Income available to common stockholders	$(2,144)	80,755	$(0.03)
and assumed conversions

For the year to date ended September 30, 2008 dilutive securities existed. The effect of the dilutive securities for the year to date ended September 30, 2008, would have been 88,810,632 shares of common stock issued assuming all debt instruments were converted, all Series A preferred stock converted and all options and warrants were exercised.

NOTE 6 - MAJOR CUSTOMERS

The Company had gross sales of approximately $3,821,000 and $4,165,000 for the nine months ended September 30, 2008 and 2007, respectively. The Company had one customer that represented approximately 14% of the gross sales in the nine months ended September 30, 2008, and had one customer that represented 49% of gross sales for the nine months ended September 30, 2007.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debts consist of the following as of September 30, 2008 (in thousands):

	Terms	Maturity Date	Interest Rate	Gross Balance	Debt Discount	Net Balance
Bancleasing, Inc.	$10,660 / Month including interest	October-14	11.62%	$572	$-	$572
Agility Capital Lease	$77,222 / Month including interest	Various	18.82%	1,627	-	1,627
Balboa Lease	$225 / Month including interest	June-10	27.74%	4	-	4
Shane Griffths, Crosswind	$13,911 / Month including interest	December-10	7.50%	127	-	127
Liberty Finance	$517 / Month including interest	September-09	13.97%	6	-	6
Chase Bank	$449 / Month including interest	November-09	5.89%	6	-	6
Blanco National Bank	$3,913 / Month including interest	August-10	9.50%	75	-	75
Robert McClung, Momentum	$23,476 / Quarterly including interest	October-10	7.50%	193	-	193
George Kemper, TSTAR	$38,254 / Quarterly including interest	April-10	7.50%	253	-	253
Line of credit	2 years/ Quarterly interest (See below)	December-09	12.00%	4,544	-	4,544
E-bond investor notes	3 years/ Semiannual interest (See below)	Various	10.00%	175	15	160
Total debt				$7,582	$15	7,567
Less current maturities						1,214
Less debt discount current maturities						(15)
Long-term debt						$6,368

The gross maturities of these debts are $435,000, $5,616,000, $943,000, $258,000, $94,000 and $236,000 for the years ended December 31, 2008, 2009, 2010, 2011 and 2012, and thereafter, respectively.

INVESTOR NOTES

The following table summarizes the convertible debt activity for the period September 6, 2005, to September 30, 2008:

Description	Investor Notes	Warrant Liabilities	Compound Derivative Liability	Total
Fair value issuance at inception	$508,018	$470,702	$521,281	$1,500,001
09-06-05 to 09-30-05 change in fair value	18,373	2,389,132	1,012,547	3,420,052
10-01-05 to 12-31-05 change in fair value	78,258	(2,160,313)	(1,090,630)	(3,172,685)
01-01-06 to 03-31-06 change in fair value	90,258	(466,128)	(276,615)	(652,485)
04-01-06 to 06-30-06 change in fair value	104,943	(149,288)	32,006	(12,339)
07-01-06 to 09-30-06 change in fair value	122,182	73,005	32,395	227,582
10-01-06 to 12-31-06 change in fair value	140,846	(118,744)	(26,162)	(4,060)
01-01-07 to 03-31-07 change in fair value	158,659	(20,503)	(2,478)	135,678
04-01-07 to 06-30-07 change in fair value	184,473	113,377	(4,843)	293,007
07-01-07 to 09-30-07 change in fair value	93,990	116,109	(197,501)	12,598
10-01-07 to 12-31-07 change in fair value	-	52,413	-	52,413
01-01-08 to 03-31-08 change in fair value	-	(113,802)	-	(113,802)
04-01-08 to 06-30-08 change in fair value	-	(128,524)	-	(128,524)
07-01-08 to 09-30-08 change in fair value	-	(11,663)	-	(11,663)
Conversions from inception to date	(1,500,000)	-	-	(1,500,000)
Fair value at September 30, 2008	$-	$45,773	$-	$45,773

From inception to date through September 30, 2008, the Company recorded a net derivative income of $749,000 and for the nine months ended September 30, 2008, a net derivative income of $254,000.

The following assumptions were used in the fair value determination of warrants liabilities at September 30, 2008:

Warrants
Assumptions	3/31/2007	6/30/2007	9/30/2007	12/31/2007	3/31/2008	6/30/2008	9/30/2008
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Risk-free rate for term	4.51%	4.89%	4.03%	3.07%	1.62%	2.91%	2.00%
Volatility	140.00%	200.00%	177.00%	180.00%	180.00%	170.00%	155.00%
Maturity date	3.44 years	3.39 years	2.93 years	2.68 years	2.43 years	2.18 years	1.93 years

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A Black-Scholes methodology was used to value the warrants.

LINE OF CREDIT

During 2007, the Company amended its two-year unsecured revolving credit facility with certain private investors that provides a $3 million dollar line of credit. The terms of the secured revolving credit facility allow ERF Wireless to draw upon the facility as financing requirements dictate and provide for quarterly interest payments at a 12% rate. The loan has been extended from February 28, 2009, to March 31, 2011, and may be prepaid without penalty or repaid at maturity. At September 30, 2008, the balance of the credit line was $4,543,515. The lender has agreed to fund up to a maximum of $6.5 million through 2011 under the same terms and conditions.

E-SERIES BOND INVESTOR NOTE

The E-Series Bonds were determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature and the redemption option (compound embedded derivative liability). At the date of issuance the E-Series Bond, compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the income statement. The Company uses the effective interest method to record interest expense and related debt accretion which was $26,535 for the nine months ended September 30, 2008, and the estimated debt accretion for 2008 is $14,547.

The following table summarizes the convertible debt activity for the period May 31, 2006, to September 30, 2008:

Description	E-Series Bonds	Compound Derivative Liability	Total
Fair value issuance at inception	$916,174	$133,826	$1,050,000
05-31-06 to 06-30-06 change in fair value	763	(11,750)	(10,987)
07-01-06 to 09-30-06 change in fair value	5,847	(3,971)	1,876
10-01-06 to 12-31-06 change in fair value	6,648	(13,213)	(6,565)
01-01-07 to 03-31-07 change in fair value	9,065	5,956	15,021
04-01-07 to 06-30-07 change in fair value	49,060	(10,668)	38,392
07-01-07 to 09-30-07 change in fair value	2,965	4,536	7,501
10-01-07 to 12-31-07 change in fair value	25,580	(1,274)	24,306
01-01-08 to 03-31-08 change in fair value	9,146	(39,397)	(30,251)
04-01-08 to 06-30-08 change in fair value	6,110	(20,468)	(14,358)
07-01-08 to 09-30-08 change in fair value	4,096	6,706	10,802
Conversions from inception to date	(875,000)	-	(875,000)
Fair value at September 30, 2008	$160,454	$50,283	$210,737

From inception to date through September 30, 2008, the Company recorded a net derivative income of $90,725 and for the nine months ended September 30, 2008, a net derivative income of $60,341.

SHAYNE GRIFFTHS, CROSSWIND, INC.

On January 11, 2008, the Company issued a note to Crosswind, Inc., totaling $150,000 bearing interest at 7.5% and are secured by the equipment acquired, payable in twelve quarterly payments of $13,911 plus interest.

CAPITAL LEASES

Agility Lease Fund, LLC Included in property and equipment at September 30, 2008, is $1,442,508 capitalized equipment, net of amortization. The equipment and one of the Company's bank accounts are the primary collateral securing the financing with a guarantee of repayment by ERF Wireless, Inc.

Banc Leasing Inc., Included in property and equipment at September 30, 2008, is $610,900 capitalized equipment, net of amortization. The equipment is the primary collateral securing the financing.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 30, 2008 (in thousands):

Year Ending December 31,
2008	$254
2009	1,030
2010	840
2011	313
2012	128
Thereafter	267
Total minimum lease payments	2,832
Less amount representing interest	(630)
Present value of net minimum lease payments	2,202
Current maturities of capital lease obligations	(733)
Long-term portion of capital lease obligations	$1,469

NOTE 8 – UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts for the nine months ended September 30, 2008 are summarized as follows (in thousands):

September 30,
2008
Costs incurred on uncompleted contracts	$2,547
Estimated profit	707
Gross revenue	3,254
Less: billings to date	3,078
Costs and profit in excess of billings	$176

Such amounts are included in the accompanying balance sheets at September 30, 2008 are summarized as follows (in thousands):

September 30,
2008
Cost and estimated earnings in excess of billings on uncompleted contracts	$176

Billings in excess of costs and estimated earnings on uncompleted contracts	-

$176

NOTE 9 - COMMITMENTS AND CONTINGENCIES

LEASES AND LICENSE AGREEMENTS

For the nine months ended September 30, 2008 and 2007, rental expenses of approximately $464,000 and $287,000, respectively, were incurred. The Company accounts for rent expense under leases that provide for escalating rentals over the related lease term on a straight-line method. The Company occupies office and tower facilities under several non-cancelable operating lease agreements expiring at various dates through September 2018, and requiring payment of property taxes, insurance, maintenance and utilities.

Future minimum lease payments under non-cancelable operating leases at September 30, 2008, were as follows:

Period Ending December 31,	Amount ($000)
2008	$153
2009	589
2010	564
2011	390
2012	52
Thereafter	43
Total	$1,791

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 - INDUSTRY SEGMENTS

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

NETWORK OPERATING SERVICES DIVISION (NOS)

NOS provide the overall day-to-day 24/7 monitoring of all wireless broadband networks that the Company constructs, acquires, maintains and administers. The transactions in the NOS segment for the nine months ended September 30, 2008 and 2007 were not material.

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

For the nine months ended September 30, 2008 (in thousands)

	WMS	WBS	ENS	Total
Revenue	$633	$2,945	$243	$3,821
Segment (loss) income	88	(1,446)	(1,219)	(2,577)
Segment assets	401	5,175	1,578	7,154
Capital expenditures	14	1,244	777	2,035
Depreciation and amortization	11	1,150	109	1,270

Nine Months Ended
Reconciliation of Segment Loss from Operations to Net Loss	September 30, 2008
Total segment loss from operations	$(2,577)
Total corporate overhead	(3,068)
Net loss	$(5,645)

Reconciliation of Segment Assets to Total Assets	September 30, 2008
Total segment assets	$7,154
Total corporate assets	411
Consolidated assets	$7,565

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The accounting policies of the reportable segments are the same as those described in the section titled Basis of Accounting. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation and amortization expense, accounting changes and non-recurring items.

For the quarter ended September 30, 2008, one customer accounts for $552,000 of Wireless Messaging Services Division revenues. At September 30, 2007, one customer accounts for $311,000 of Enterprise Network Services Division revenues and one customer accounts for $2,025,000 of Wireless Messaging Services Division revenues.

NOTE 11 - SUPPLEMENTAL NON-CASH DISCLOSURES:

During 2008, the Company issued stock in lieu of cash as payment for the following (in thousands):

September 30, 2008	Supplemental Non-Cash Disclosure
Professional fees	$702
Settlements	265
Salary and compensation	700
Other services rendered	123
Total for services, interest, liabilities and compensation	$1,790

Notes payable	$167
Acquisition	$400

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

NOTE 12 - EMPLOYEE STOCK OPTIONS

In 2004, the Board of Directors adopted a Non-Qualified Stock Option Plan under which 5,000,000 shares of the Company's common stock were reserved for issuance. In March 2007, the Board of Directors adopted a Non-Qualified Stock Option Plan under which an additional 10,000,000 shares were reserved for issuance. In April 2008, the Board of directors adopted a Non-Qualified Stock Option Plan whereby an additional 15,000,000 shares were reserved for issuance. There were 95,742 Series A preferred stock convertible to 1,788,111 common stock shares granted to certain Officers and employees under employment agreements. As of September 30, 2008, 270,135 common stock shares remain to be converted from Series A preferred stock. Also the Company has granted to certain officers and employees 500,000 stock options which are currently exercisable. As of September 30, 2008, under all Non-Qualified Stock Option Plans, 16,218,171 shares were issued and exercised by certain employees and consultants for services rendered.

Option activity was as follows for the nine months ended September 30, 2008:

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	2008
		Weighted-Average Exercise Price
	Shares
Outstanding at beginning of year	3,302,000	$2.98
Granted	125,000	0.43
Assumed through acquisitions	-	-
Exercised	-	-
Forfeited/cancelled	(2,927,000)	3.28

Outstanding throughout the period	500,000	$0.57

Exercisable at September 30, 2008	500,000	$0.57

The weighted average fair value of the individual options granted during the nine months ended September 30, 2008, is estimated at $.43 on the date of grant. Information about options outstanding was as follows at September 30, 2008:

		Remaining	Average		Average
Class	Number	Average Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life in Years	Price	Exercisable	Price

$0.10	225,000	0.83	$0.10	225,000	$0.10
$1.38	150,000	0.83	$1.38	150,000	$1.38
$0.43	125,000	2.33	$0.43	125,000	0.43
	500,000	1.13	$0.57	500,000	$0.57

NOTE 13 – BUSINESS COMBINATIONS

CROSSWIND ENTERPRISES, INC., ACQUISITION

PURCHASE PRICE

On January 11, 2008, ERF Wireless, Inc (ERFW) completed the purchase of assets from Crosswind Enterprises Inc. under the Asset Purchase Agreement dated January 11, 2008. Under the Asset Purchase Agreement, ERFW acquired the wireless internet service provider ("WISP"), which includes all of the current customers, equipment and network infrastructure equipment. The acquisition will also increase the Company's footprint in west Texas and into eastern New Mexico and may lead to additional synergy with expansion of the WiNet and US-BankNet System. At the time of the transaction, there were no material relationships between the seller and ERFW or any of its affiliates, or any director or officer of ERFW, or any associate of any such officer or director. ERFW paid $650,000 in cash, notes and securities and assumed $2,880 in current liabilities and assumed $71,498 in note payables.

The purchase price allocation is as follows (in thousands):

Accounts receivable	2
Property and equipment	340
Goodwill	176
Identifiable intangible assets	206
Accounts payable and accrued expenses	(3)
Note payable	(71)
Total adjusted purchase price	$650

NOTE 14 - SUBSEQUENT EVENTS

During the 4th quarter 2008, through November 14, 2008 the Company issued shares in the amount of 1,109,337 for services and liabilities and issued shares in the amount of 3,366,465 for conversion of preferred stock to common stock.

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

RECENT EVENTS

During the quarter ended September 30, 2008, the Company has continued to execute its expansion plans of construction and operation of the nationwide wireless BankNet network, acquisition of strategic WISP networks with customers, expansion of the sales staff and continued construction of various bank wireless networks. A summary of the major milestones during and subsequent to the quarter ended September 30, 2008 is as follows:

•
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

•
The Company obtained a nationwide license for operation in the 3.65 GHz band and is partnering with entities that will make additional spectrum available in the 2.5 GHz band.  The Company is in the final processes of evaluating various brands of WiMAX equipment and will begin limited deployment of this new technology in selected WISP and oil and gas markets across Texas, New Mexico and Louisiana.

•
The Company has begun an aggressive acquisition initiative in Texas, New Mexico, Oklahoma, Louisiana and Colorado; with the objective of adding and additional 100,000 square miles of wireless coverage in areas that will best support the growth of its Oil and Gas Division and regional banking networks.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008, COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

The following table sets forth summarized consolidated financial information for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,				Nine Months Ended September 30,

($ in thousands)	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Total sales	$1,141	$1,236	$(95)	-8%	$3,821	$4,165	$(344)	-8%
Cost of goods sold	734	894	(160)	-18%	2,153	2,697	(544)	-20%
Gross profit	407	342	65	19%	1,668	1,468	200	14%
Percent of total sales	36%	28%			44%	35%
Operating expenses	2,324	1,662	662	40%	7,019	4,668	2,351	50%
Loss from operations	(1,917)	(1,320)	(597)	45%	(5,351)	(3,200)	(2,151)	67%
Other income/(expense)	(227)	(448)	221	-49%	(294)	(1,236)	942	-76%
Net loss	(2,144)	(1,768)	(376)	21%	(5,645)	(4,436)	(1,209)	27%

For the three months ended September 30, 2008, the Company's business operations reflected an increase in sales for Wireless Bundled Services with an offset of decreased sales for both Wireless Messaging Services and Enterprise Network Services. For the three months ended September 30, 2008, the Company's consolidated operations generated net sales of $1,141,000 compared to prior year net sales of $1,236,000. The $95,000 decrease in net sales is primarily attributable to $447,000 decrease in Wireless Messaging Services attributable to prior year sales with the El Dorado Golf and Beach Club of San Jose del Cabo, Mexico project, with no similar sales comparison in the same quarter 2008, a $255,000 decrease in banking network installation and services and offset with an increase of $607,000 in recurring wireless WISP services with the increased growth attributed to recent WISP acquisitions. Product sales decrease $621,000 and offset with an increase in service and other sales of $526,000. The decrease is primarily due to prior year sales in the Wireless Messaging Services associated with El Dorado Golf and Beach Club of San Jose del Cabo, Mexico project and decrease sales in Enterprise Network Services in product and services to banks. For the three months ended September 30, 2008, the Company had a gross profit margin of 36%, compared to a gross profit margin of 28% for the prior year. The increased in gross profit margin is primarily attributable to several factors: (i) Increased WISP customer base in recurring revenue with strong consistent margins on wireless broadband services and (ii) consistent margins in our Wireless Messaging Services change orders in completing the El Dorado Golf and Beach Club of San Jose del Cabo, Mexico project.

For the nine months ended September 30, 2008, the Company's consolidated operations generated net sales of $3,821,000 compared to prior-year net sales of $4,165,000 for the nine months ended September 30, 2007. The $344,000 decrease in net sales is primarily attributable to $1,717,000 decrease in Wireless Messaging Services prior year sales associated with the El Dorado Golf and Beach Club of San Jose del Cabo, Mexico, a $541,000 decrease in banking network installation and services resulting in reduced network construction revenues in 2008 and offset with an increase of $1,914,000 in recurring wireless WISP services with the increased growth attributed to recent WISP acquisitions. For the nine months ended September 30, 2008, the Company had a gross profit margin of 44%, compared to a gross profit margin of 35% for the prior-year nine-month period ended September 30, 2007. The increased in gross profit margin is primarily attributable to several factors: (i) Increased WISP customer base growth through acquisition in recurring revenue with strong consistent margins on wireless broadband services and (ii) consistent margins in our Wireless Messaging Services change orders in completing the El Dorado Golf and Beach Club of San Jose del Cabo, Mexico project.

The Company incurred a net loss of $2,144,000 for the three months ended September 30, 2008. The Company's principal components of the net loss for the three months ended September 30, 2008, included approximately $208,000 in depreciation and amortization expenses, $262,000 of interest expense, and $367,000 of other general and administrative expense, $1,193,000 in employment expenses and $452,000 in professional services expense.

SALES INFORMATION

Set forth below is a table presenting summarized sales information for our business segments for the three and nine months ended September 30, 2008 and 2007:

($ in thousands)	Three Months Ended September 30,
Business Segment	2008	% of Total	2007	% of Total	$ Change	% Change
Wireless Messaging Services	$65	6%	$512	41%	$(447)	-87%
Wireless Bundled Services	961	84%	354	29%	607	171%
Enterprise Network Services	115	10%	370	30%	(255)	-69%
Total Sales	$1,141	100%	$1,236	100%	$(95)	-8%

($ in thousands)	Nine Months Ended September 30,
Business Segment	2008	% of Total	2007	% of Total	$ Change	% Change
Wireless Messaging Services	$633	17%	$2,350	56%	$(1,717)	-73%
Wireless Bundled Services	2,945	77%	1,031	25%	1,914	186%
Enterprise Network Services	243	6%	784	19%	(541)	-69%
Total Sales	$3,821	100%	$4,165	100%	$(344)	-8%

For the three months ended September 30, 2008, net sales decreased to $1,141,000 from $1,236,000 for the three months ended September 30, 2007. The overall decrease of 8% was attributable to a decrease of $447,000 of Wireless Messaging Services, a decrease in Enterprise Network Services of $255,000 and an increase in Wireless Bundled Services of $607,000. The $447,000 decrease in Wireless Messaging Services was primarily attributable to prior year sales with the El Dorado Golf and Beach Club of San Jose del Cabo, Mexico project, with no similar sales comparison in the same quarter 2008. The $255,000 decrease in banking network installation and services was primarily attributable to Banks opting to construct networks in subsequent quarter. The $607,000 increase was primarily attributable to recurring wireless WISP services with recent WISP asset acquisitions including approximately 5,000 customers.

For the nine months ended September 30, 2008, net sales decreased to $3,821,000 from $4,165,000 for the nine months ended September 30, 2007. The overall decrease of 8% was primarily attributable to $1,717,000 decrease in Wireless Messaging Services prior year sales associated with the El Dorado Golf and Beach Club of San Jose del Cabo, Mexico. The $541,000 decrease is primarily attributable to banking network installation and services resulting in reduced network construction revenues in 2008. The $1,914,000 increase is primarily attributable to recurring wireless WISP services with the increased sales growth attributed to recent WISP acquisitions.

COST OF GOODS SOLD

The following tables set forth summarized cost of goods sold information for the three months ended September 30, 2008 and 2007:

($ in thousands)	Three Months Ended September 30,
Business Segment	2008	% of Total	2007	% of Total	$ Change	% Change
Wireless Messaging Services	$85	11%	$434	49%	$(349)	-80%
Wireless Bundled Services	513	70%	207	23%	306	148%
Enterprise Network Services	136	19%	253	28%	(117)	-46%
Total cost of sales	$734	100%	$894	100%	$(160)	-18%

	Three Months Ended September 30,
($ in thousands)	2008	2007	$ Change	% Change

Products and integration service	$436	$291	$145	50%
Rent and maintenance	103	46	57	124%
Salary and related cost	18	230	(212)	-92%
Depreciation	239	56	183	327%
Other costs	(62)	271	(333)	-123%
Total cost of sales	$734	$894	$(160)	-18%

The following tables set forth summarized cost of goods sold information for the nine months ended September 30, 2008 and 2007:

($ in thousands)	Nine Months Ended September 30,
	2008	% of Total	2007	% of Total	$ Change	% Change
Wireless Messaging Services	$320	15%	$1,627	60%	$(1,307)	-80%
Wireless Bundled Services	1,522	71%	471	18%	1,051	223%
Enterprise Network Services	311	14%	599	22%	(288)	-48%
Total cost of sales	$2,153	100%	$2,697	100%	$(544)	-20%

	Nine Months Ended September 30,
($ in thousands)	2008	2007	$ Change	% Change

Products and integration service	$953	$1,736	$(783)	-45%
Rent and maintenance	299	138	161	117%
Salary and related cost	74	378	(304)	-80%
Depreciation	646	143	503	352%
Other costs	181	302	(121)	-40%
Total cost of sales	$2,153	$2,697	$(544)	-20%

For the three months ended September 30, 2008, cost of goods sold decreased by $160,000, or 18%, to $734,000 from $894,000 as compared to the three months ended September 30, 2007. The decrease of $160,000 in cost of goods sold is primarily attributable to other costs of $333,000 of travel associated with prior year costs with the El Dorado Golf and Beach Club project in Mexico and broadband utility cost due to growth of our WISP customer base; a $212,000 decrease in salary and related costs is due to prior year El Dorado Golf and Beach Club project in Mexico and wireless banking installations; offset with an increase of $145,000 of product and service costs primarily attributable to additional change orders due to the El Dorado Golf and Beach Club project in Mexico and due to increase maintenance and repair cost associated with Hurricane Gustav with our wireless banking networks; a $183,000 increase is attributable to depreciation expense associated with recent acquisitions and growth of our wireless network area to increase our WISP customer base and $57,000 increase is attributable to rent and maintenance cost associated with acquisitions and growth of  our wireless network area to increase our WISP customer base.

For the nine months ended September 30, 2008, cost of goods sold decreased by $544,000, or 20%, to $2,153,000 from $2,697,000 as compared to the nine months ended September 30, 2007. The decrease of $544,000 in cost of goods sold is primarily attributable to product and service cost of $783,000 associated with prior year cost with El Dorado Golf and Beach Club project in Mexico and wireless banking installations; a $304,000 decrease in salary and related cost is due to prior year El Dorado Golf and Beach Club project in Mexico and wireless banking installations; a decrease of $121,000 of other cost is primarily attributable to travel cost due to El Dorado Golf and Beach Club project in Mexico and broadband utility cost due to growth of our WISP customer base; offset with an increase of $503,000 is attributable to depreciation expense associated with recent acquisitions and growth of our wireless network area to increase our WISP customer base and $161,000 increase is attributable to rent and maintenance cost associated with acquisitions and growth of  our wireless network area to increase our WISP customer base.

OPERATIONS EXPENSES

The following table sets forth summarized operating expense information for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change

Employment expenses	$1,193	$646	$547	85%	$3,433	$2,246	$1,187	53%
Professional services	452	588	(136)	-23%	1,423	1,334	89	7%
Rent and maintenance	98	66	32	48%	281	200	81	41%
Research and development	6	-	6	100%	25	-	25	100%
Depreciation and amortization	208	68	140	206%	674	203	471	232%
Other general and administrative	367	294	73	25%	1,183	685	498	73%
Total operating expenses	$2,324	$1,662	$662	40%	$7,019	$4,668	$2,351	50%

For the three months ended September 30, 2008, operating expenses increased by 40% to $2,324,000, as compared to $1,662,000 for the three months ended September 30, 2007. The increases that occurred, as evidenced by the immediately preceding table, are discussed below:

•	A $547,000 increase in employment expense. The increase is primarily attributable to growth of the company through recent acquisitions;

•	A $136,000 decrease in professional services. The decrease is primarily related to legal expenses related to registration filings in the prior year;

•	A $32,000 increase in rent and maintenance. The increase is primarily attributable to growth of the company through recent acquisitions;

•	A $6,000 increase in research and development expense. The increase is primarily attributable to expense in improving efficiencies of VOIP data encryption;

•	A $140,000 increase in depreciation and amortization; The increase is primarily attributable to growth of the company through recent acquisitions; and

•	A $73,000 increase in other general and administrative expense.

For the nine months ended September 30, 2008, operating expenses increase by 50% to $7,019,000, as compared to $4,668,000 for the nine months ended September 30, 2007. The increases that occurred, as evidenced by the immediately preceding table, are discussed below:

•	A $1,187,000 increase in employment expense. The increase is primarily attributable to growth of the company through recent acquisitions;

•	A $89,000 increase in professional services. The increase is primarily related to accounting expenses related to recent acquisitions and audits;

•	A $81,000 increase in rent and maintenance. The increase is primarily attributable to growth of the company through recent acquisitions;

•	A $25,000 increase in research and development expense. The increase is primarily attributable to expense in improving efficiencies of VOIP data encryption;

•	A $471,000 increase in depreciation and amortization; The increase is primarily attributable to growth of the company through recent acquisitions; and

•	A $498,000 increase in other general and administrative expense.

OTHER (INCOME) EXPENSE, NET

For the nine months ended September 30, 2008, the decrease in other (income) expense is primarily attributable to derivative income of $287,000 and interest expense of $616,000, net as compared to $330,000 derivative expense and $903,000, net, respectively for the nine months ended September 30, 2007. The derivative income represents the net unrealized (non-cash) charge during the nine months ended September 30, 2008, in the fair value of our derivative instrument liabilities related to warrants and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately.

NET LOSS

For the nine months ended September 30, 2008, our net loss was $5,645,000 compared to a loss of $4,436,000 for the nine months ended September 30, 2007. The increase in the loss for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007, is primarily attributable to increase in employment, professional services, depreciation and amortization and general and administrative.

CASH FLOWS

The Company's operating activities increased net cash used by operating activities to $3,004,000 in the nine months ended September 30, 2008, compared to net cash used of $1,376,000 in the nine months ended September 30, 2007. The increase in net cash used by operating activities was primarily attributable to fund an increase in the company's net operating loss $5,645,000, net of $3,306,000 non-cash charges combined with derivative income $287,000 to equal net non-cash charge of $3,019,000, combined together with $378,000 of cash used by fluctuations in working capital requirements consisting of the combination of accounts receivable, inventory, prepaid expenses, accounts payable, accrued expenses, cost and profit in excess of billings, deferred liability lease and deferred revenue.

The Company's investing activities used net cash of $851,000 in the nine months ended September 30, 2008, compared to use of net cash of $475,000 in the nine months ended September 30, 2007. The increase in investing activities is primarily growing WISP capabilities through asset acquisition and expansion of our infrastructure in Texas, New Mexico and Louisiana.

The Company's financing activities provided net cash of $1,839,000 in the nine months ended September 30, 2008, compared to $2,396,000 of cash provided in the nine months ended September 30, 2007. The cash provided in the nine months ended September 30, 2008, was primarily associated with the proceeds from equity financings and the line of credit, net.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008, the Company's current assets totaled $1,648,000 (including cash and cash equivalents of $195,000). Total current liabilities were $3,347,000, resulting in negative working capital of $1,699,000. The Company has funded operations to date through a combination of utilizing cash on hand, issuing common stock to settle certain current liabilities, borrowings and raising additional capital through the sale of its securities. The Company operations for the nine months ended September 30, 2008, was primarily funded by proceeds from the Company's line of credit totaling $2,134,000, sale of restricted common stock, net to accredited investors of $270,000, and convertible debt financing of $50,000.

CURRENT DEBT FACILITY

At September 30, 2008, the Company had approximately $1,957,000 available on a $6.5 million unsecured revolving credit facility with Angus Capital Partners, which matures in March 2011. The terms of the two-year unsecured revolving credit facility will allow us to draw upon the facility as financing requirements dictate and provides for quarterly interest payments at an annual 12% rate. The loan may be prepaid without penalty or repaid at maturity.

ISSUANCE OF COMMON STOCK

During the nine months ended September 30, 2008, we issued to various accredited investors an aggregate of 621,000 shares of restricted common stock for net consideration of $270,000. We relied on Section 4(2) of the Act in effecting this transaction.

During the nine months ended September 30, 2008, we issued 3,509,592 shares of common stock to employees and business consultants, for aggregate consideration of $1,528,024 of services rendered, pursuant to a registration statement on form S-8.

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

CONTRACTUAL OBLIGATIONS

The following table sets forth contractual obligations as of September 30, 2008:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations:
Long-term debt obligations	$5,868	$515	$5,353	$-	$-
Capital lease obligations	2,832	254	2,183	384	11
Operating lease obligations	1,791	153	1,543	64	31
Total contractual obligations	$10,491	$922	$9,079	$448	$42

The Company's contractual obligations consist of long-term debt of $5,868,000, derivative liabilities of $96,000 unamortized debt discount of $15,000 and interest expense of $392,000 as set forth in Note 7 to the company's financial statements, Notes Payable and Long-Term Debt, and certain obligations for operating leases requiring future minimal commitments under non-cancelable leases set forth in Note 9 - Commitments and Contingencies.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2008, the Company did not have any significant off-balance-sheet arrangements other than certain office and tower facility operating leases requiring minimal commitments under non-cancelable leases disclosed in the table above.

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

On August 19, 2008, accredited investors acquired 80,828 shares of common stock at $0.31 per share pursuant to a conversion of E-series bonds.

On January 10, 2008, an accredited investor acquired 2,457,716 shares of common stock pursuant to Preferred A Conversions.

On March 14, 2008, an accredited investor acquired 28,803 shares of common stock pursuant to Preferred A Conversions.

On March 25, 2008, an accredited investor acquired 6,217,131 shares of common stock pursuant to Preferred A Conversions.

On April 10, 2008, an accredited investor acquired 308,160 shares of common stock pursuant to Preferred A Conversions.

On April 21, 2008, an accredited investor acquired 28,542 shares of common stock pursuant to Preferred A Conversions.

On April 30, 2008, an accredited investor acquired 3,302,168 shares of common stock pursuant to Preferred A Conversions.

On July 29, 2008, an accredited investor acquired 1,548,042 shares of common stock pursuant to Preferred A Conversions.

On August 04, 2008, an accredited investor acquired 280,146 shares of common stock pursuant to Preferred A Conversions.

On August 25, 2008, an accredited investor acquired 933,818 shares of common stock pursuant to Preferred A Conversions.

On September 08, 2008, an accredited investor acquired 1,867,635 shares of common stock pursuant to Preferred A Conversions.

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
Date: November 14, 2008