Form 10-K
period 2008-12-31
ERF Wireless, Inc.
filed 2009-03-19
CIK 1020646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2008

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

$.001 PAR VALUE COMMON STOCK

Check whether the issuer is not required to file report pursuant to Section 13 or 15(d) of the Exchange Act ☐

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark that disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐  No  ☒

ERF Wireless, Inc.'s revenue for its most recent fiscal year was $5,155,000.

As of March 04, 2009 the aggregate market value of the shares of common stock held by non-affiliates (based on the closing price of $0.41 per share for the common stock as quoted on that date) was approximately $44,358,917

As of March 04, 2009, the Company had outstanding 108,192,481 shares of its $.001 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD LOOKING STATEMENTS

Except for the historical information and discussions contained herein, statements contained in this Annual Report on Form 10-K may constitute forward-looking statements. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed elsewhere in the ERF Wireless, Inc ("Company" or "ERF"), filings with the U.S. Securities and Exchange Commission ("SEC"). The statements contained in this document that are not purely historical are forward-looking statements including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding our business. This Annual Report on Form 10-K includes forward-looking statements about our business including, but not limited to, the level of our expenditures and savings for various expense items and our liquidity in future periods. We may identify these statements by the use of words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "plan," "potential," "predict," "project," "should," "will," "would" and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law. Our actual results could differ materially from those anticipated in these forward-looking statements.

ITEM 1. BUSINESS

The Company

ERF Wireless, Inc. (“Company” or “ERF Wireless”) provides secure, high-capacity wireless products and services to a broad spectrum of customers in primarily underserved, rural and suburban parts of the United States.  We provide our customers with high quality broadband services and basic communications services to residential, oil and gas, and bank customers in the areas that otherwise would not be able to receive such services.   We are also a comprehensive solutions provider to other enterprise customers, providing them with a wide array of communications services including high speed broadband, voice over Internet Protocol (VOIP) telephone and facsimile service, and video security.

Historically, our revenues have been generated primarily from Internet and construction services.  Our Internet revenues have resulted from our offering of broadband and basic communications services to residential and enterprise customers.  Our construction revenues typically have consisted of revenues generated from the construction of bank networks and other services associated with providing wireless products and services to the regional banking industry.

For the fiscal year 2009, in addition to our WISP and regional banking business, we anticipate that the oil and gas industry will become an increasingly important part of the ERF Wireless business plan.  In January 2009, we entered into contracts with Schlumberger, pursuant to which Schlumberger will exclusively resell wireless broadband and WiMAX terrestrial communication products and services from ERF Wireless in the North American oil and gas market.  We anticipate investing significant capital to further expand our offerings to the oil and gas industry, using our wireless and WiMAX technologies to provide 1.5Mbps data communications to support drilling rig operations, supporting remote field offices, video surveillance of production facilities and pipelines, and monitoring of the highly-regulated Health, Safety and Environment (HSE) for the oil and gas industry.   We believe that our partnership with Schlumberger, along with our existing and growing network, will position us to be a provider of choice to the oil and gas industry.

Our principal executive offices are located at 2911 South Shore Blvd., Suite 100, League City, Texas 77573, and our telephone number is (281) 538-2101. We maintain web sites at www.erfwireless.com and www.erfwireless.net . We make available free of charge through our web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such material with or to the SEC. You may access and read our SEC filings through the SEC's web site (:www.sec.gov). This site contains reports, proxy and information statements and other information regarding registrants, including us, that file electronically with the SEC.  All references to "we," "our," or "us" refer to ERF Wireless, Inc., a Nevada corporation, and our subsidiaries.

The Company offers its services through its subsidiaries.  Our primary operating subsidiaries, or business segments, are Enterprise Network Services (“ENS”), Wireless Bundled Services (“WBS”) and Wireless Messaging Services (“WMS”).

Wireless Bundled Services Subsidiary

WBS provides wireless broadband products and services, including Internet, voice and data to serve private entities, cities, municipalities and the general public in rural markets.  As of the year ended December 31, 2008, WBS contributed 76% of the revenues of the Company and 54% of the losses attributable to the Company's business segments.

Oil and Gas Division (O&G)

O&G provides wireless connectivity to rural oil and gas locations primarily via Mobile Broadband Trailers (MBT’s). O&G provides wireless broadband products and services focusing primarily on commercial customers in the oil and gas sector. The Company provides high speed bandwidth to rural North America to serve the Oil and Gas sector. All sales from external customers are located within the United States. The transactions in the O&G segment for the twelve months December 31, 2008 and 2007 were not material. The O&G division is a division of WBS.

Enterprise Network Services Subsidiary

ENS provides turnkey design and implementation service in the area of secure wireless broadband networks for regional banks.

Wireless Messaging Services Subsidiary

WMS provides wireless broadband and fiber-to-the-home system network design and implementation, manufacture and supply high-power infrastructure equipment to the paging and mobile industry and own and operate a wide-area messaging service (paging retail).  WMS contributed 14% of the Company's revenues for the year ended December 31, 2008, and 4% of the losses attributable to the Company's business segments.

Our Industries

Oil and Gas Industry

ERF Wireless will market its oil and gas products and services through its oil and gas subsidiary, but will consolidate any revenue into its Wireless Bundled Services subsidiary.  The demand for oil and gas continues to grow, and exploration and production consistently moves farther away from civilization and into more remote environments to meet this need.  As a result, companies have been forced to change the way in how they operate.  One approach is to achieve a “digital oilfield.”  In a digital oilfield process digitization, real time data collection, and intelligent controls are combined to improve recovery, accelerate production, reduce downtime, and reduce the number of on-site engineers required to oversee the operation.

At the heart of a digital oilfield is a reliable, fast, and cost-effective means of communications.  Oil and gas companies have historically relied on cellular and satellite communications to transmit data from the wellsite to the home office.  These technologies, however, can be expensive and often suffer from high latency (a delay due to the time to send the data to the satellite and back).  This latency can interrupt the fluency of voice communications and make machine to machine communications complex and unreliable.

We plan to utilize our existing and expanding wireless network to address this need by offering 1.5Mbps encrypted data communications using wireless and WiMAX technologies.  We believe this will enable real-time data collaboration between remote oil field operations.  We believe that our current network, with minimal equipment deployment, is able to provide wireless services to certain oil and gas areas in the South Central United States, including operations in the Permian Basin located in west Texas and eastern New Mexico, the Barnett Shale Trend in North Texas, and the Cotton Valley/ Travis Peak Formation (and correlative Hosston Formation) along the Gulf Coast of Louisiana.

Our initial strategy is to provide wireless services for Schlumberger as it contracts with oil and gas operators operating in areas that are either within our network or that we can immediately expand our network to cover.  Our long term strategy is to be able to offer ongoing services to the operator of the well and to the owner of the gathering system or pipeline as we expand our offerings further downstream to the oil and gas industry.

Regional Banking Industry

ENS provides a turnkey design and implementation service in the area of secure wireless broadband networks for regional banks. ENS’ focus is on obtaining design and construction contracts with banks in conjunction with long-term maintenance and monitoring contracts. All monitoring contracts are managed by the Company's network operations services division. Additionally, once the Company has designed and constructed the wireless broadband networks for the banks, the Company may, through its WBS subsidiary, use the same network under a revenue sharing agreement with the banks to sell wireless broadband services to private entities, cities, municipalities and the general public in that region.

ENS currently has long term maintenance contracts with five banking networks. For the twelve months ended December 31, 2008 ENS contributed 10% of the revenues of the Company and 42% of the losses attributable to the Company's business segments.

Residential and Enterprise

ERF Wireless markets its residential and enterprise services through its WBS. Wireless broadband Internet systems consist of a radio transmitter that sends a signal on a combination of radio channels to receivers located at or in homes and businesses.  Wireless broadband Internet networks can be roughly categorized based upon which wireless technology (e.g., standards or proprietary) they utilize and whether they utilize licensed or unlicensed spectrum.

The wireless broadband sector has begun a new stage of growth in the rural residential and enterprise markets, fueled primarily by technology improvements and increased consumer demand.  Rural areas in America, however, have experienced a lower Internet penetration rate, and substantially less access to broadband, than the more densely populated urban and suburban areas.  Only 38% of those living in rural American now have broadband at home, compared with 31% who said this in 2007, or a growth rate of 23% from 2007 to 2008. By comparison, 57% of urban residents and 60% of suburban residents have high-speed connections at home.

We believe the rural and suburban markets are typically avoided or overlooked by other providers due to technical limitations and the high cost of providing broadband over terrestrial-based networks in densely populated areas.  Our wireless broadband Internet services are offered utilizing fixed point-to-multipoint wireless technology in the licensed and unlicensed spectrums. We offer these services to both business and residential customers within our network footprint without the use of terrestrial lines. This allows our services to cover a rural or suburban geographical area at a fraction of the cost of terrestrial based broadband provided by cable modems or DSL lines. As a result of these savings, we are able to offer broadband Internet to communities and business that would otherwise be ignored by terrestrial based providers.

Our current residential and enterprise market is focused in the South Central United States, where we have developed areas of wireless coverage through acquisitions and contracts in New Mexico, Texas and Louisiana.  Our existing network allows us to provide our high capacity wireless broadband offerings to the oil and gas industry, financial institutions, and our 9,000 residential customer base.  We plan to continue to expand our wireless broadband coverage through acquisitions, internal development and partnerships in specific rural areas.

ERF Wireless’ Products and Services

Wireless Services to Oil and Gas Customers

We are able to provide low latency, high speed connections to both static and mobile drilling sites.  We believe that our service is specifically designed to meet the oil and gas industries environmental, operational, and safety requirements in the land-based oilfield, and the compendium of services that we provide offers a compelling solution for the mobile oil platform.  Our wireless service provides a 1.5Mbps or greater VOIP, facsimile and encrypted data transmission.  These are the types of services that we believe oil and gas customers demand.

Additionally, by using WiMAX-based equipment as an adjunct to its existing fixed-wireless networks, the Company intends to create a compelling service offering to the oil and gas industry, including enhanced nomadic and portable data and video services. The advantages of deploying WiMAX technology based on a global standard, include higher data speeds, greater spectral efficiency, advanced nomadic services with self-installation features, global economies of scale and forward compatibility with the mobile WiMAX (802.16 (e) standard). In addition, with the certification of network standards and profiles to standards, network equipment costs should continue to decrease. The resulting interoperability of hardware will not only accelerate downward pricing, but should also afford service providers greater vendor selection and potential roaming revenues.

As opposed to the wireless communications service in an airport or home or office internet, there are few limitations on the amount of data that can be transferred.  Our data communications is non-contended, which means that every single individual site can receive the full 1.5Mbps.  In addition, because our service uses a range of protocols, entire networks of data can be transported from the wellsite to the home office.  We believe this will allow companies to reduce the number of personnel located at the wellsite, while providing fast, reliable, real time drilling and reservoir performance data to the home office.

We believe our services offered to the oil and gas industry are unique, and through our exclusive agreements with Schlumberger, we believe we are in a position to be a provider of choice for high-speed Internet bandwidth for managing drilling rig operations, supporting remote field offices, and video surveillance for production facilities and pipelines.

Wireless Services to Residential and Enterprise

We also provide wireless broadband products and services, including Internet, voice and data to serve private entities, cities, municipalities and the general public. We offer these services primarily in the rural markets which tend to be underserved by the major telephone and cable companies and where wireless broadband can offer a distinct cost advantage over other forms of broadband connectivity.  These services are provided to both commercial and retail customers throughout the coverage area where the Company owns wireless broadband networks or operates wireless broadband networks. The Company offers these services by acquiring established rural wireless broadband companies.

Serving the Banking Industry

We provide a turnkey design and implementation in the area of secure wireless broadband networks for regional banks located primarily in areas of southern Louisiana, as well as in areas of central and west Texas.

This application of wireless broadband technology provides regional financial institutions, with between ten and one hundred branches, a cost-effective way to replace all of their recurring T1 and other telephone company costs. The resulting encrypted wireless broadband network connects all of their branches to the central bank and can provide up to 300 Mbps of continuous bandwidth as compared to the typical 1.4 Mbps of a T1 connection from the telephone company.  In order to satisfy the security concerns of banking regulators, we have developed a proprietary encryption device (CryptoVueTM), consisting of hardware and software, as well as an integrated security protocol and 24x7 monitoring.

Broadband System Design and Manufacturing

We provide broadband system design and implementation services, manufacture and supply high-power infrastructure equipment to the paging and mobile industry, and own and operate a wide-area messaging service (paging retail).  We also implement and construct new fiber-to-the-home broadband networks for third party customers.  The wireless broadband system design and implementation function is a service that we provide to other outside organizations.

Day-to-Day Monitoring Services

We provide the overall day-to-day operation and 24/7 monitoring to all wireless broadband networks that we construct, acquire, maintain and administer. In addition, we may provide monitoring for other third parties. This service function is conducted from the state-of-the-art network operations center facility located at the ERF Wireless corporate headquarters in League City, Texas.

Growth Strategy

Background

The market for rural wireless broadband products and services has grown dramatically and we believe it will continue to grow.  Broadband wireless has been in use for several years, but only with the advent of industry standards has it been possible to link the many small systems that have grown up into a much more robust wide-area network that we believe will accelerate the growth of the wireless broadband industry.

Wireless broadband provides a versatile broadband communication medium that we believe is more economical than a wired solution, is faster to implement and can be configured for multiple applications. Given the wireless technology gains and the Federal Communications Commission's ("FCC") adoption of an order to restructure frequencies within one of the several bands used for wireless broadband communication, we believe that wireless broadband will become a "third pipe" as both an alternative and extension to DSL and cable modem services, the two chief means of delivering high-speed Internet and data service today. In addition, we believe wireless broadband can replace costly telephone company T1 leased lines for many point to point data and voice applications as are generally utilized in the banking and healthcare industries.

Historically, the Company’s growth strategy involved expanding its offerings to provide wireless broadband product to banks and other vertical markets where high bandwidth and secure communications are needed (such as hospitals, schools and law enforcement).  Over the past year, however, the oil and gas industry has become an increasingly important part of our business plan to further utilize the extensive wireless networks we have built and acquired over the past four years.  The demand for wireless broadband connectivity, bandwidth and other wireless services to support oilfield activities has increased. Today, we believe the oil and gas industry is looking for a way to move from its traditional low bandwidth, high cost satellite-based connectivity model to one where true high-speed broadband can be purchased for field operations at a reasonable cost.  We believe that our wireless technology and existing network can best serve this need.

Continue to Acquire Networks

Our strategy is to focus on the acquisition of WISPs in locations that enhance our geographic and strategic plans.  We believe that this acquisition strategy offers two benefits.  First, we are able to acquire operations that provide immediate revenue.  Secondly, we are able to leverage the acquired network to provide services to the oil and gas market at higher rates than we offer to residential users.  Our acquisition targets are typically capital constrained with underutilized network capacity.  While there is no assurance that we will make additional acquisitions, we believe that there are WISPs that currently meet our acquisition criteria.  As of the date of this Annual Report, we have not entered into any arrangements or understandings with any potential acquisition targets.

Grow our Relationship with Schlumberger

In January 2009, we entered into agreements with Schlumberger to exclusively resell our wireless broadband and WiMAX terrestrial communications products and services in the North American oil and gas market.  Through this agreement with Schlumberger, our vision is to develop a premiere oil and gas sales channel for our wireless broadband.

Our initial strategy is to provide wireless services for Schlumberger as it contracts with oil and gas operators operating in areas that are either within our network or that we can expand our network to cover.  In this capacity, we plan to undertake the work of installing wireless communications at each Schlumberger drill site and connecting it to the Internet or through to private corporate networks.  As Schlumberger moves from site to site, we intend to provide the support required to relocate and install the wireless communications at each new drill-site location.

Our long term strategy is to be able to offer ongoing services to the operator of the well as well as the owner of the gathering system or pipeline as we expand our offerings further downstream to the oil and gas industry.  Using our experience gained through our relationship with Schlumberger, we believe we can position ourselves to be a backbone of the digital oilfield.  For example, once the drilling has been completed at a particular site, operators will be able to use our wireless communications already in place at the site to monitor production facilities, pipelines, and Health, Safety, and Environmental.

Provides wireless broadband and fiber-to-the-home system network design and implementation, manufacture and supply high-power infrastructure equipment to the paging and mobile industry and own and operate a wide-area messaging service (paging retail).  WMS contributed 14% of the Company's revenues for the year ended December 31, 2008, and 4% of the losses attributable to the Company's business segments.

Competition

The Internet services industry is extremely competitive.  We compete for revenues with multiple companies providing Internet services on a nationwide basis, discount ISPs and smaller regional ISPs. We also compete with companies that provide Internet access via narrowband and broadband technologies, such as Internet access providers, cable companies and telephone companies, most of which offer the same Internet connectivity services.  While there is still significant competition, we are utilizing a strategy of focusing on marketing to underserved geographic areas (i.e. those areas were there is less competition or technically inferior services available). We believe competition in these areas is generally from locally owned wireless broadband operators who lack the operating scale and monitoring systems. These operators generally have significantly higher prices or inefficient operations.

Incumbent Local Exchange Carrier (ILECs)

We face competition from ILECs in our markets in Texas and Louisiana.  In particular, the Company generally faces competition from companies such as AT&T Inc. and smaller regional or local phone companies. If the market has a significant population density, the larger ILECs have typically deployed DSL in the one central office in the market. DSL deployments by smaller regional and local phone companies vary; however, the Company believes that all providers of DSL are restricted by DSL's physical distance limitations.

Wireless Broadband Service Providers

We also face competition from other wireless broadband providers that use unlicensed or licensed spectrum. For example, there may be a locally owned "mom and pop" wireless broadband operator present in the market offering local services. The Company believes these operators lack the operating scale and thus are burdened with significant operating costs from inefficient operations.

Wireless broadband competition may also come from local governments, universities, and municipalities that provide "WiFi" networks over unlicensed spectrum. These services are occasionally characterized as public-private partnerships and may be partially subsidized. In some cases, they are offered to subscribers at no cost at all.

In addition, Sprint Nextel Corporation, which holds 2.5 GHz licenses throughout much of the United States, has announced plans to invest up to $5 billion in building out a nationwide WiMAX-based network.  Sprint Nextel Corporation intends to provide services under the "Xohm" brand. Clearwire Corporation, who has partnered with Sprint Nextel Corporation, also offers wireless high speed Internet access utilizing pre-WiMAX-based technology in 46 markets in the United States. In terms of both domestic deployments and subscribers, Clearwire Corporation is the largest company providing advanced data services. Both Sprint Nextel Corporation and Clearwire Corporation are focused on larger population centers, underscoring the significant market opportunity available to the Company in serving underserved rural markets.

Satellite

Satellite providers also offer broadband data services in rural and underserved markets. Although satellite has the capability to serve a large geographic area, the service levels can be impaired by the distance the signal travels to and from the satellite. Communication delays, or latency, can significantly inhibit satellite providers' ability to offer advanced services, such as VOIP. We believe our services can be provided to target customers more efficiently and at more competitive prices than satellite broadband services and as a result, it does not compete effectively with fixed wireless broadband.

Cellular and PCS Services

Many of the major mobile wireless carriers offer higher data rate access plans, but these plans are either restricted to larger urban and suburban markets or the actual data transfer rate can be significantly less than our fixed broadband services. However, wireless carriers continue to expand their network coverage, allowing advanced data services to be offered to a broader subscriber base. Also, wireless carriers have continued to leverage data services by offering personal computer data card devices and providing customers with wireless access to the Internet. We believe that these nationwide players will continue to focus on larger metropolitan markets, and will continue to be limited in bandwidth relative to the fixed wireless providers.

Third Party Products

The Company also sells third-party licensed products and services into its customer base such as VOIP phone systems, check and deposit item imaging and bank branch capture systems, video conferencing systems, video surveillance systems, satellite systems and other high bandwidth-consuming products and services. This is a highly competitive market dominated by large, well-funded incumbent providers. These markets are also characterized by competition that includes smaller regional telecommunications providers.

New Technology

We face competition in developing technologies, and risks from potential new developments in distribution technologies and equipment in Internet access. In particular, we face competition from developments in the following types of Internet access distribution technologies or equipment: broadband distribution technologies used in cable Internet access services; advanced personal computer-based access services offered through DSL technologies and by local telecommunications companies; other advanced digital services offered by wireless companies; television-based interactive services; personal digital assistants or handheld computers; and enhanced mobile phones. We must attempt to monitor these developments and to ensure that we either have comparable and compatible technology or access to distribution technologies developed or owned by third parties.

Intellectual Property, Proprietary Rights and Licenses

With respect to our Internet services, we believe that our success is more dependent upon technical, marketing and customer service expertise than upon our proprietary rights.  We do, however, file copyright and trademark applications as deemed necessary. In addition, we rely on laws protecting trade secrets, common law rights with respect to copyrights and trademarks, as well as non-disclosure and other contractual agreements to protect proprietary rights. There can be no guarantee that our intellectual property and those laws, and the procedures initiated to protect our business, will prevent misappropriation of our proprietary software and web site applications. In addition, those protections may not preclude competitors from developing products with similar features as those of ERF Wireless.

The Company has also filed five patent applications on its CryptoVue(TM) technology. The abstract of the patent application filing included the secure, triple-controlled system for data over a network, which protects against data theft or alteration by one or more ("e.g., two") corrupt insiders working together with outsiders. A combination of dual-control tamper-resistant routers, physical hardware keys and encryption keys enforces what the Company believes to be best practice security protocols with thorough auditing. A remote monitoring center provides a third level of control along with remote auditing and detailed change-control alerts. The Company can provide no assurance that it will be successful in obtaining its patents on its intellectual property.

Although we believe our products and services are unique and do not infringe upon the proprietary rights of others, there is no assurance that infringement claims will not be brought against us in the future. Any such claim could result in costly litigation or have a material adverse effect on our business, operating results and financial condition.

Governmental Regulation

Our wireless Internet access products currently operate in a combination of licensed and unlicensed spectrums.

We provide Internet access, in part, using telecommunications services provided by third-party carriers. Terms, conditions and prices for telecommunications services are subject to economic regulation by state and federal agencies. As an Internet access provider, we are not currently subject to direct economic regulation by the FCC or any state regulatory body, other than the type and scope of regulation that is applicable to businesses generally. In April 1998, the FCC reaffirmed that Internet access providers should be classified as unregulated "information service providers" rather than regulated "telecommunications providers" under the terms of the 1996 Telecommunications Act (the "1996 Act").  As a result, we are not subject to federal regulations applicable to telephone companies and similar carriers merely because we provide our services using telecommunications services provided by third-party carriers. To date, no state has attempted to exercise economic regulation over Internet access providers.

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

Our future telecommunications business is subject to regulations under both state and federal telecommunications laws which are fluid and rapidly changing. On the state level, rules and policies are set by each state's Public Utility Commission or Public Service Commission (collectively, PUC). At the federal level, the Federal Communication Commission (FCC), among other agencies, dictates the rules and policies which govern interstate communications providers. The FCC is also the main agency in charge of creating rules and regulations to implement the 1996 Act.  The 1996 Act opened the local telecommunications markets to competition by mandating the elimination of many legal, regulatory, economic and operational barriers to competitive entry. These changes provide us with new opportunities to provide local telephone services on a more cost-effective basis.

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

Certain wireless broadband services are subject to regulation by the FCC. At the federal level, the FCC has jurisdiction over wireless transmissions over the electromagnetic spectrum, all interstate and foreign telecommunications services, and many aspects of intrastate telecommunications. State and municipalities also may regulate many aspects of intrastate telecommunications. Broadband Internet-related regulatory policies are continuing to develop and it is possible that our services could be subject to additional regulations in the future. The extent of regulations and their impact on its business and its ability to compete are currently unknown.

Due to the increasing popularity and use of the Internet, it is possible that additional laws, regulations or legal precedent may be adopted with respect to the Internet, covering issues such as content, privacy, pricing, unsolicited email, encryption standards, consumer protection, electronic commerce, taxation, copyright infringement and other intellectual property issues. ERF Wireless cannot predict the impact, if any, that any future legal or regulatory changes or developments may have on its business, financial condition and results of operations. Changes in the legal or regulatory environment relating to the Internet access industry, including changes that directly or indirectly affect telecommunication costs or increase the likelihood or scope of competition from regional telephone companies, cable operators or others, could have a material adverse effect on its business, financial condition and results of operations.

Employees

As of March 10, 2009, we employ 81 full-time employees and 15 consultants. We have no collective bargaining agreements with our employees, and believe relationships are satisfactory.

Customers

The Company had one customer that represented approximately 11% of gross sales for the year ended December 31, 2008. During the year ended December 31, 2007, two different customers that represented 36% and 12% of the Company's gross sales.

Research and Development

We provide internal research and development for our patent pending CryptoVue technology. Otherwise, we rely on the providers of the products we sell to upgrade their products through research and development. Consequently, we do not perform material research and development and we have not incurred any material research and development costs during the two previous fiscal years and do not anticipate incurring any such costs in the current fiscal year.

ITEM 1A.  RISK FACTORS

Risks Related to Our Business

The following factors affect our business and the industry in which we operate. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known or which we currently consider immaterial may also have an adverse effect on our business. If any of the matters discussed in the following risk factors were to occur, our business, financial condition, results of operations, cash flows, or prospects could be materially adversely affected.

A prolonged economic recession or depression will have an adverse effect on our operating results.

Continued adverse economic conditions will impact both business and residential customers that utilize our wireless services and products.  It should be expected that adverse economic conditions will negatively impact our results of operations.

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have incurred annual operating losses since our inception. As a result, at December 31, 2008, we had an accumulated deficit of $26,856,000. Our gross revenues for the year ended December 31, 2008 were $5,155,000, with a loss from operations of $7,619,000. As we pursue our business plan, we expect our operating expenses to increase, especially in the areas of sales, marketing and acquisitions. As a result of these expected cost increases, we may incur losses from operations in 2009.

We have a limited cash and liquidity position and need to raise additional funds to fund operations.

As of December 31, 2008, we had cash and cash equivalents balances of $348,000 and negative working capital of $2,366,000.  As of December 31, 2008, we had long-term indebtedness of approximately (i) $2.2 million on our credit facility, (ii) $1.6 million of capital leases, and (iii) $625,000 of outstanding notes.  The Company has a $6.5 million unsecured revolving credit facility, bearing interest at an annum rate of 12%, which matures in March 2011, and as of December 31, 2008, there was approximately $4,317,000 available under that facility. Additionally, we have available project and equipment financing of up to $13,761,000. We believe our cash and available credit facilities afford us adequate liquidity for 2009, although we will likely need to raise additional capital during this period to fund our anticipated growth for our oil and gas wireless business. We have historically financed our operations through private equity and debt financings. We do not have any commitments for equity funding at this time, and equity funding may not be available to us on favorable terms, if at all. As such there is no assurance that we can raise equity capital from external sources when such need arises, the failure of which could cause us to curtail operations.

We may not be successful in acquiring other existing wireless companies, which could negatively affect our offerings and sales.

Our business plan is dependent on acquiring existing companies that expand our business, augment our market coverage, enhance our technical capabilities, provide us with valuable customer contacts or otherwise offer growth opportunities, and we may not be able to make such acquisitions. These acquisitions are important to ensure that our products, services and technologies are compatible with third-party products and technologies, to enable us to sell or license our services and products to potential new customers and into potential new markets, and to enable us to continue with our existing customers. There can be no assurance that we will identify the best acquisitions for our business or enter into acquisitions of other companies on acceptable terms or at all. The failure to make strategic acquisitions could have a material adverse effect on our business or financial results. If we cannot make significant strategic acquisitions as our target markets and technology evolve, the sales opportunities for our services and products could deteriorate.

A default of the terms of our significant debt obligations may subject us to the risk of foreclosure on certain of our assets.

As of December 31, 2008, certain operating assets, inventory, furniture and accounts receivable are pledged as collateral on $3,624, 000 of outstanding notes and capital leases. The occurrence of an event of default under any of our obligations might subject us to foreclosure by the lenders to the extent necessary to repay any amounts due. If a foreclosure were to happen, it would have a material adverse effect on our financial condition.

The Company's revenue and operating results may fluctuate significantly from quarter to quarter, and fluctuations in operating results could cause its stock price to decline.

The Company's revenue and operating results may vary significantly from quarter to quarter due to a number of factors. In future quarters, operating results may be below the expectations of investors, and the price of our common stock may decline. Factors that could cause quarterly fluctuations include:

•	The ability to raise the necessary capital to execute mergers, acquisitions and asset purchases, as needed to implement the Company's strategic plan;

•	The ability to keep current customers and secure new customers;

•
The ability to acquire existing rural wireless broadband networks throughout North America and the ability to secure customers in the rural regions in which the Company acquires these wireless broadband networks; and

•	The ability to secure new regional banking network customers for both the construction and design of new broadband networks and for the maintenance and monitoring of these broadband networks.

Accordingly, the failure to obtain significant future revenue, lower than expected revenue in the future, increased losses in the future, and decreased working capital could adversely affect our stock price and liquidity.

During 2008, the majority of our revenue was generated from short-term agreements.

For the year ended December 31, 2008, the majority of our revenues resulted from short-term, terminable at will, arrangements. Our one customer that provided in excess of 10% of our revenues in 2008 is subject to a terminable at will arrangement, and it is expected that this customer will not be providing in excess of 10% of our revenues in 2009. There is no assurance that our customers will continue to conduct business with us in the future, the failure of which could have a material adverse effect on our business operations.

We compete with many companies that are larger and better capitalized than us.

We face competition from many entities with significantly greater financial resources, well-established brand names and larger customer bases. We may become subject to price competition for our services as companies seek to enter our industry or current competitors attempt to gain market share. We expect competition to intensify in the future and expect significant competition from traditional and new telecommunications companies including, local, long distance, cable modem, Internet, digital subscriber line, microwave, mobile and satellite data providers. If we are unable to make or keep our products competitively priced and attain a larger market share in the markets in which our products compete, our levels of sales and our ability to achieve profitability may suffer.

We utilize the unlicensed spectrum, which is subject to intense competition, low barriers of entry and potential interference from multiple competing users.

We presently utilize unlicensed spectrum in connection with our broadband service offerings. While unlicensed spectrum is regulated by the FCC, it is available to multiple simultaneous users and may be subject to interference, which may reduce the quality of the service provided to subscribers. The availability of unlicensed spectrum is limited, and others do not need to obtain permits or licenses to utilize the same unlicensed spectrum used by the Company currently or which it may in the future utilize.  Accordingly, utilization of unlicensed spectrum could threaten our ability to reliably deliver services.

The licensing of additional spectrum in our markets by the FCC could introduce additional competition.

The FCC regulates the spectrum bands in which the companies and their competitors operate. The FCC can make additional spectrum available for use or change the way existing spectrum is used, which may result in additional competitors entering our markets and providing services that may directly compete with our offerings. In particular, in January 2008, the FCC offered several blocks of spectrum in the 700 MHz frequency range as part of Auction 73. This frequency range has been determined to be suitable for offering data, voice and video services particularly in sparsely populated rural areas. As a result, the licensing and eventual build out of this spectrum may bring additional competition to the Company’s principal markets.

A system failure could delay or interrupt our ability to provide products or services and could increase our costs and reduce our revenues.

Our operations are dependant upon our ability to support a highly complex network infrastructure. Many of our customers are particularly dependent on an uninterrupted supply of services. Any damage or failure that causes interruptions in our operations could result in loss of these customers. To date, we have not experienced any significant interruptions or delays which have affected our ability to provide services to our clients and we believe that we have satisfactory back-up systems in place. Because our headquarters and infrastructure are located in the Texas Gulf Coast area, there is likelihood that our operations may be affected by hurricanes or tropical storms, tornados, or flooding.  The occurrence of a natural disaster, operational disruption or other unanticipated problem could cause interruptions in the services we provide and significantly impair our ability to generate revenue and achieve profitability.

Our industry changes rapidly due to evolving technology standards and our future success will depend on our ability to continue to meet the sophisticated needs of our customers.

Our future success will depend on our ability to address the increasingly sophisticated needs of our customers. We will have to develop and introduce enhancements to our existing services and products on a timely basis to keep pace with technological developments, evolving industry standards and changing customer requirements. We expect that we will have to respond quickly to rapid technological change, changing customer needs, frequent new service and product introductions and evolving industry standards that may render existing products and services obsolete. As a result, our position in existing markets or potential markets could be eroded rapidly by new services or product advances. The life cycles of products utilizing our services are difficult to estimate. Our growth and future financial performance will depend in part upon our ability to enhance existing services and applications, develop and introduce new applications that keep pace with technological advances, meet changing customer requirements and respond to competitive products. We expect that our wireless service will continue to require substantial investments. We may not have sufficient resources to make the necessary investments. Any of these events could have a material adverse effect on our business, quarterly and annual operating results and financial condition.

An inability to overcome competition from alternative communication systems could adversely affect our results of operations.

We already face, and may increasingly encounter, competition from competing wireless technologies that are constantly improving.  In addition, our technology competes with other high-speed solutions, such as wired DSL, cable networks, fiber optic cable and satellite technologies.  Our service competes with alternative communications systems on the basis of reliability, price and functionality. For example, the performance and coverage area of our wireless systems are dependent on certain factors that are outside of our control, including features of the environment in which the systems are deployed, such as the amount of clutter (natural terrain features and man-made obstructions) and the radio frequency available. Depending on specific customer needs, these obstacles may make our technology less competitive in comparison with other technologies and make other technologies less expensive or more suitable. Our business may also compete in the future with products and services based on other wireless technologies and other technologies that have yet to be developed.

We may not be able to successfully upgrade our existing network infrastructure.

If the number of subscribers using our network and the complexity of its services increase, it will require more infrastructure, network and customer service resources to maintain the quality of its services. We may experience quality deficiencies, cost overruns and delays in implementing network improvements and expansion, in maintenance and upgrade projects, including slower than anticipated technology migrations. If we do not implement necessary developments and network upgrades successfully, or if it experiences inefficiencies, operational failures, or unforeseen costs during implementation, we may lose customers or incur additional liabilities.

If unauthorized persons gain access to our network, subscribers may perceive its network and services as not secure, which may adversely affect our ability to attract and retain subscribers and expose the Company to liability.

Although we take certain measures to guard against unauthorized access to our network, we may be unable to anticipate or implement adequate preventive measures against unauthorized access. Unauthorized parties may overcome our encryption and security systems and obtain access to data on customers’ networks, including on a device connected to such network. In addition, because we operate and control our network and our subscribers' Internet connectivity, unauthorized access of our network could result in damage to customers’ networks and to the computers or other devices used by their subscribers. An actual or perceived breach of network security, regardless of whether the breach is the Company’s fault, could harm public perception of the effectiveness of its security measures, adversely affect the ability to attract and retain subscribers, expose the Company to significant liability and adversely affect its business prospects

We are subject to extensive regulation that could limit or restrict our activities. If we fail to comply with these regulations, we may be subject to penalties, including fines and suspensions, and past due fees and interest, which may adversely affect our financial condition and results of operations.

Our business, including the acquisition, lease, maintenance, and use of spectrum licenses, is extensively regulated by federal, state and local governmental authorities. A number of federal, state and local privacy, security and consumer laws also apply to our business. These regulations and their application are subject to continual change as new legislation, regulations or amendments to existing regulations are adopted from time to time by governmental or regulatory authorities, including as a result of judicial interpretations of such laws and regulations. Current regulations directly affect the breadth of services we are able to offer and may impact the rates, terms and conditions of our services. Regulation of companies that offer competing services, such as cable and DSL providers and telecommunications carriers, also affects our business.

Certain wireless broadband services are subject to regulation by the FCC. At the federal level, the FCC has jurisdiction over wireless transmissions over the electromagnetic spectrum, all interstate and foreign telecommunications services, and many aspects of intrastate telecommunications. Wireless broadband services may become subject to greater state or federal regulation in the future. The scope of the regulations that may apply and the impact of such regulations on our competitive position are presently unknown and could be detrimental to their business and prospects.

Much of the law related to the liability of Internet service providers remains unsettled. For example, many jurisdictions have adopted laws related to unsolicited commercial email or “spam” in the last several years. Other legal issues, such as the sharing of copyrighted information, transborder data flow, universal service, and liability for software viruses could become subjects of additional legislation and legal development. We cannot predict the impact of these changes on them. Regulatory changes could have a material adverse effect on our business, financial condition or results of operations.

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

Significant litigation regarding intellectual property exists in our industry. Competitors and other third parties may infringe on our intellectual property rights. Alternatively, competitors may allege that we have infringed on their intellectual property rights, resulting in significant litigation expenses. Any claims, even those made by third parties who are without merit, could:

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

If we fail to properly assess and address the broadband wireless market or if our services fail to achieve market acceptance for any reason, our business and quarterly and annual operating results would be materially adversely affected. Since the market for our products is still evolving, it is difficult to assess the competitive environment or the size of the market that may develop. In addition, technologies, customer requirements and industry standards may change rapidly. If we cannot improve or augment our services and products as rapidly as existing technologies, customer requirements and industry standards evolve, our products or services could become obsolete. The introduction of new or technologically superior products by competitors could also make our services less competitive or obsolete. As a result of any of these factors, our position in existing markets or potential markets could be eroded.

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

As part of our business strategy, we intend to acquire companies and technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities, provide us with valuable customer contacts or otherwise offer growth opportunities. If we fail to achieve the anticipated benefits of any acquisitions we complete, our business, operating results, financial condition and prospects may be impaired. Acquisitions and investments involve numerous risks, including:

•	difficulties in integrating operations, technologies, services, accounting and personnel;

•	inability to manage our growth;

•	difficulties in supporting and transitioning customers of our acquired companies to our technology platforms and business processes;

•	ability to maintain sufficient internal controls;

•	diversion of financial and management resources from existing operations;

•	difficulties in obtaining regulatory approval for technologies and products of acquired companies;

•	potential loss of key employees;

•	if we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted, which dilution could adversely affect the market price of our stock;

•	inability to generate sufficient revenues to offset acquisition or investment costs; and

•	potential write-offs of acquired assets.

Acquisitions also frequently result in recording of goodwill and other intangible assets, which are subject to potential impairments in the future that could harm our operating results. It is also possible that at some point in the future we may decide to enter new markets, thus subjecting ourselves to new risks associated with those markets.

Risks Related to Our Securities

There is currently a limited market for our securities, and any trading market that exists in our securities may be highly illiquid and may not reflect the underlying value of our net assets or business prospects.

Although our common stock is traded on the OTC Bulletin Board, there is currently a limited market for our securities and there can be no assurance that an improved market will ever develop.  Investors are cautioned not to rely on the possibility that an active trading market may develop.

The market price of our common stock is very volatile and the value of your investment may be subject to sudden decreases.

The trading price for our common stock has been, and we expect it to continue to be, volatile. For example, the closing bid price of our stock has fluctuated between $.29 per share and $.66 per share since January 1, 2009. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results and general market and economic conditions, which are beyond our control. Factors such as fluctuations in our financial and operating results, technological innovations or new commercial products and services by us or our competitors, could also cause the market price of our common stock to fluctuate substantially. In addition, the stock market has, from time to time, experienced extreme price and volume fluctuations. These broad market fluctuations may lower the market price of our common stock. Moreover, during periods of stock market price volatility, share prices of many companies have often fluctuated in a manner not necessarily related to their operating performance. Accordingly, our common stock may be subject to greater price volatility than the stock market as a whole.

As our share price is volatile, we may be or become the target of securities litigation, which is costly and time-consuming to defend.

In the past, following periods of market volatility in the price of a company’s securities or the reporting of unfavorable news, security holders have often instituted class action litigation. If the market value of our securities experience adverse fluctuations and we become involved in this type of litigation, regardless of the outcome, we could incur substantial legal costs and our management’s attention could be diverted from the operation of our business, causing our business to suffer.

Our “blank check” preferred stock could be issued to prevent a business combination not desired by management or our current majority shareholders.

Our articles of incorporation authorize the issuance of “blank check” preferred stock with such designations, rights and preferences as may be determined by our board of directors without shareholder approval. Our preferred stock could be utilized as a method of discouraging, delaying, or preventing a change in our control and as a method of preventing shareholders from receiving a premium for their shares in connection with a change of control.

Future sales of our common stock in the public market could lower our stock price.

We may sell additional shares of common stock in subsequent public or private offerings. We may also issue additional shares of common stock to finance future acquisitions. We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

A significant number of shares of common stock may be issued during the next 12 months. The issuance of these shares will have a dilutive effect on our common stock and may lower our stock price.

We have reserved for issuance the following as of December 31, 2008:

•	12,019,000 shares of common stock are eligible to be issued pursuant to the Company's option plans;

•	4,165,000 shares of common stock underlying outstanding common stock purchase warrants at prices between $3.57 and $5.00 per share;

•
565,000 shares of common stock issuable upon conversion of bonds based upon the market price on December 31, 2008 and 565,000 shares of common stock issuable upon exercise of warrants that will be issued upon conversion of such bonds, which warrants would be exercisable at $5.00 per share;

•	15,260,000 shares of common stock issuable upon conversion of Series A Preferred Stock, for an effective purchase price of $0.07 per share of common stock.

Accordingly, the issuance of these shares will have a dilutive effect from both a net tangible book value per share basis and from a number of shares of common stock outstanding basis. This overhang could have a depressive effect on our common stock price.

We presently do not intend to pay cash dividends on our common stock.

We currently anticipate that no cash dividends will be paid on the common stock in the foreseeable future. While our dividend policy will be based on the operating results and capital needs of the business, it is anticipated that any earnings will be retained to finance the future expansion of our business.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Our principal offices are located in League City, Lubbock and Blanco Texas, pursuant to term leases believed to reflect market rates and terms, including the following:

Location	Function	Size (square feet)	Approximate Monthly lease payment
League City, TX	ERF Wireless Inc. Corporate Headquarters	24,700	$20,583

Lubbock, TX	WBS West Texas Operational Division Headquarters	10,000	$5,000

Blanco, TX	WBS Central Texas Operational Division Headquarters	2,400	$2,200

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price Information

Our common stock trades on the OTC Electronic Bulletin Board under the symbol ERFW. The market for our common stock is limited, sporadic, and highly volatile. The following table sets forth the approximate high and low closing sales prices for our common stock for the last two fiscal years. The quotations reflect inter-dealer prices, without retail markups, markdowns, or commissions and may not represent actual transactions.

		High	Low

YEAR 2008
	Quarter ended December 31	$0.45	$0.21
	Quarter ended September 30	$0.42	$0.19
	Quarter ended June 30	$0.71	$0.31
	Quarter ended March 31	$1.01	$0.49
YEAR 2007
	Quarter ended December 31	$1.67	$0.75
	Quarter ended September 30	$1.52	$0.30
	Quarter ended June 30	$0.44	$0.09
	Quarter ended March 31	$0.22	$0.09

Stockholders

As of March 16, 2009, we believe there were approximately 437 holders of record of our common stock.

Dividends

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and do not anticipate declaring or paying any cash dividends on our common stock in the near future.

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2008, concerning securities authorized for issuance under our plans;

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants & Rights	Weighted Averaged Exercise Price of Outstanding Options, Warrants & Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders:

None	-	-	-

Equity compensation plans not approved by security holders:

2004 Non-Qualified Stock Compensation Plan	150,000	$1.38	-
2007 Non-Qualified Stock Compensation Plan	225,000	$0.10	-
2008 Non-Qualified Stock Compensation Plan	125,000	$0.43	12,018,541

Total	500,000	$0.46	12,018,541

Recent Sales of Unregistered Securities

Set forth below is certain information concerning issuances of common stock that were not registered under the Securities Act that occurred in the fourth quarter of fiscal 2008.

•	On October 13, 2008, an accredited investor acquired 3,268,351 shares of common stock upon conversion of Series A Preferred Stock for an effective purchase price of $.07 per share of common stock.

•
On October 28, 2008, an accredited investor acquired 29,789 shares of common stock upon conversion of shares of Series A Preferred Stock for an effective purchase price of $.07 per share of common stock.

•
On December 1, 2008, an accredited investor acquired 1,500,010 shares of common stock upon conversion of shares of Series A Preferred Stock for an effective purchase price of $.07 per share of common stock.

•
On December 4, 2008, an accredited investor acquired 1,125,000 shares of common stock upon conversion of shares of Series A Preferred Stock for an effective purchase price of $.07 per share of common stock.

•	On December 4, 2008, an accredited investor acquired 119,679 shares of common stock at $0.27 per share

•	On December 23, 2008, an accredited investor acquired 1,030,145 shares of common stock at $0.17 per share

•	On December 23, 2008, an accredited investor acquired 144,231 shares of common stock at $0.21 per share

•	On December 23, 2008, an accredited investor acquired 2,909,665 shares of common stock at $0.16 per share

•	On December 23, 2008, an accredited investor acquired 52,083 shares of common stock at $0.19 per share

•	On December 23, 2008, an accredited investor acquired 118,483 shares of common stock at $0.21 per share

•	On December 23, 2008, an accredited investor acquired 1,030,145 shares of common stock at $0.17 per share

The issuances referenced above were consummated pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder on the basis that such transactions did not involve a public offering and the offerees were sophisticated, accredited investors with access to the kind of information that registration would provide. The recipients of these securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. No sales commissions were paid to register brokers in connection with any of these issuances listed above.

Equity Repurchases by Issuer

The Company did not effect any common stock repurchases during fiscal 2008.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the other sections of this annual report on Form 10-K, including the financial statements.

Overview

Historically, our revenues have been generated primarily from Internet and construction services.  Our Internet revenues result from our offering of broadband and basic communications services to residential and enterprise customers.  Our construction revenues result from the construction of bank networks and other services associated with providing wireless products and services to the regional banking industry.  During fiscal 2008, approximately 71% of our revenues were generated from internet services and 17% of our revenues were generated from construction services. We expect that our internet services will experience the most growth during fiscal 2009, as we expect to devote significant capital resources to developing the oil and gas market utilizing wireless services.

During the 2008 fiscal year and the first quarter of fiscal 2009, the Company made significant progress with its strategic business plan as evidenced by the completion and announcement of numerous agreements. These include:

•
The completion of the acquisition of assets and operations of Crosswind Enterprises, Inc., giving the Company access to a large geographic area covering multiple counties in the West Texas area and New Mexico;

•	The completion of the Centramedia asset acquisition, providing the Company access to a large geographic area in the Panhandle area of Texas;

•	The entry into two exclusive reseller agreements with Schlumberger to market our wireless services and products to the oil and gas industry;

•	The decision to management to primarily focus capital and personnel resources to deploying wireless services to the oil and gas industry;

•	The hiring of Mike Jones as our chief technology officer and Gary Busby as senior vice-president of sales and marketing; and

•	The Company filed additional patents regarding our CryptoVue(TM)

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

Results of Operations

Year Ended December 31, 2008, Compared to Year Ended December 31, 2007

The following table sets forth summarized consolidated financial information for the years ended December 31, 2008 and 2007:

	Fiscal Year Ended December 31,

($ in thousands)	2008	2007	$ Change	% Change
Total sales	$5,155	$5,569	$(414)	-7%
Cost of goods sold	3,121	4,133	(1,012)	-24%
Gross profit	2,034	1,436	598	42%
Percent of total sales	39%	26%
Operating expenses	9,653	7,209	2,444	34%
Loss from operations	(7,619)	(5,773)	(1,846)	32%
Other income/(expense)	(543)	(1,294)	751	-58%
Net loss	(8,162)	(7,067)	(1,095)	15%

For the year ended December 31, 2008, the Company's consolidated operations generated net sales of $5,155,000 compared to prior-year net sales of $5,569,000 for the year ended December 31, 2007. The $414,000 decrease in net sales is primarily attributable to $1,691,000 decrease in WMS prior year sales associated with the El Dorado Golf and Beach Club of San Jose del Cabo, Mexico, a $743,000 decrease in banking network installation and services resulting in reduced network construction revenues in 2008 and offset with an increase of $2,020,000 in recurring wireless broadband services with the increased growth attributed to recent WISP acquisitions. For the year ended December 31, 2008, the Company had a gross profit margin of 39%, compared to a gross profit margin of 26% for the prior-year period ended December 31, 2007. The $598,000 increased in gross profit margin percentage is primarily due to net increase sales volume which attributed to margins as follows; (i) approximately $919,000 increase in gross margin attributable to the increased wireless customer base and strong margins as result of recent acquisitions  (ii) offset by approximately $187,000 decreased in gross margin due to lower sales expectation in our wireless infrastructure construction, and (iii) by $134,000 decrease in gross margins for banking network services.

The Company incurred a net loss of $8,162,000 for the year ended December 31, 2008. The Company's principal components of the net loss for the year ended December 31, 2008, included approximately $1,776,000 in depreciation and amortization expenses, $887,000 of interest expense, $306,000 of derivative income, $1,744,000 of other general and administrative expense, $4,735,000 in employment expenses and $1,868,000 in professional services.

Sales Information

Set forth below is a table presenting summarized sales information for our business segments for the years ended December 31, 2008 and 2007:

($ in thousands)	Fiscal Year Ended December 31,
Business Segment	2008	% of Total	2007	% of Total	$ Change	% Change
Wireless Messaging Services	$742	14%	$2,433	44%	$(1,691)	-70%
Wireless Bundled Services	3,893	76%	1,873	34%	2,020	108%
Enterprise Network Services	520	10%	1,263	22%	(743)	-59%
Total Sales	$5,155	100%	$5,569	100%	$(414)	-7%

For the year ended December 31, 2008, net sales decreased to $5,155,000 from $5,569,000 for the year ended December 31, 2007. The overall decrease of 7% was primarily attributable to decrease sales in WMS of $1,691,000 due to lower than expected sales in our wireless infrastructure construction, a decrease in sales of ENS of $743,000 due to a slow down in banking installations and offset with an increase in sales of WBS of $2,020,000 due to increase recurring wireless broadband services growth through asset acquisitions.

Cost of Goods Sold

The following tables set forth summarized cost of goods sold information for the years ended December 31, 2008 and 2007:

($ in thousands)	Fiscal Year Ended December 31,
Business Segment	2008	% of Total	2007	% of Total	$ Change	% Change
Wireless Messaging Services	$440	14%	$1,944	47%	$(1,504)	-77%
Wireless Bundled Services	2,072	66%	970	24%	1,102	114%
Enterprise Network Services	609	20%	1,219	29%	(610)	-50%
Total Cost of Goods	$3,121	100%	$4,133	100%	$(1,012)	-24%

	Fiscal Year Ended December 31,
($ in thousands)	2008	2007	$ Change	% Change

Products and integration service	$1,511	$3,100	$(1,589)	-51%
Rent and maintenance	391	214	177	83%
Salary and related costs	78	294	(216)	-73%
Depreciation	900	275	625	227%
Other costs	241	250	(9)	-4%
Total Operating Expenses	$3,121	$4,133	$(1,012)	-24%

For the year ended December 31, 2008, cost of goods sold decrease by $1,012,000, or 24%, to $3,121,000 from $4,133,000 as compared to the year ended December 31, 2007. The decrease of $1,012,000 in cost of goods sold is primarily attributable to a decrease of cost of goods sold $1,504,000 in WMS due to lower than expected sales in wireless infrastructure construction, a decrease of cost of goods sold $610,000 in our ENS due to slow down in banking installations and offset with an increase of $1,102,000 in cost of goods sold in the WBS due to increase recurring wireless broadband services growth through asset acquisitions.

Operations Expenses

The following table sets forth summarized operating expense information for the years ended December 31, 2008 and 2007:

	Fiscal Year Ended December 31,
($ in thousands)	2008	2007	$ Change	% Change

Employment expenses	$4,735	$3,457	$1,278	37%
Professional services	1,868	2,020	(152)	-8%
Rent and maintenance	405	283	122	43%
Research and development	25	-	25	0%
Depreciation and amortization	876	385	491	128%
Other general and administrative	1,744	1,064	680	64%
Total operating expenses	$9,653	$7,209	$2,444	34%

For the year ended December 31, 2008, operating expenses increased by 34% to $9,653,000, as compared to $7,209,000 for the year ended December 31, 2007. The increases that occurred, as evidenced by the immediately preceding table, are discussed below:

•	A $1,278,000 increase in employment expense, primarily attributable to increased work force to 81 employees from 67 employees from a year ago primarily associated with our recent acquisitions.

•	A $152,000 decrease in professional services primarily related to a decrease in legal expenses;

•	A $122,000 increase in rent and maintenance primarily attributable to growth of the company;

•	A $25,000 increase in research and development expense primarily attributable to expense in improving efficiencies of VOIP data encryption;

•	A $491,000 increase in depreciation and amortization primarily attributable to growth of the Company through recent acquisitions; and

•	A $680,000 increase in other general and administrative expense.

Other (Income) Expense, Net

For the year ended December 31, 2008, the increase in other expense is primarily attributable to interest expense, net on debt obligations totaling $887,000 and offset with a net derivative income of $306,000 as compared to interest expense, net of $883,000 and derivative expense of $408,000 for the year ended December 31, 2007. The derivative expense represents the net unrealized (non-cash) charge during the year ended December 31, 2008 and 2007, in the fair value of our derivative instrument liabilities related to warrants and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately.

Net Loss

For the year ended December 31, 2008, our net loss was $8,162,000 compared to a loss of $7,067,000 for the year ended December 31, 2007. The increase in the loss for the year ended December 31, 2008, as compared to the year ended December 31, 2007 is primarily attributable to increase in employment, depreciation and amortization and general and administrative.

Year Ended December 31, 2007, Compared to Year Ended December 31, 2006

The following table sets forth summarized consolidated financial information for the years ended December 31, 2007 and 2006:

	Fiscal Year Ended December 31,
($ in thousands)	2007	2006	$ Change	% Change
Total sales	$5,569	$1,716	$3,853	225%
Cost of goods sold	4,133	1,264	2,869	227%
Gross profit	1,436	452	984	218%
Percent of total sales	26%	26%
Operating expenses	7,209	5,756	1,453	25%
Loss from operations	(5,773)	(5,304)	(469)	9%
Other income/(expense)	(1,294)	72	(1,366)	-1897%
Net loss	(7,067)	(5,232)	(1,835)	35%
Deemed dividend related to beneficial
conversion feature of preferred stock	-	(130)	130	-100%
Net loss attributable to common shareholders	$(7,067)	$(5,362)	$(1,705)	32%

For the year ended December 31, 2007, the Company's consolidated operations generated net sales of $5,569,000 compared to prior-year net sales of $1,716,000 for the year ended December 31, 2006. The increase in net sales is primarily attributable to the substantial progress made to date on the El Dorado Golf and Beach Club of San Jose del Cabo, Mexico project, an increase in recurring wireless services during the year and an increase in banking network services resulting from nearly completing a installation with a major customer and additional product and service sales to existing customer base. For the year ended December 31, 2007, the Company had a gross profit margin of 26%, compared to a gross profit margin of 26% for the prior-year period ended December 31, 2006. There was no change in gross profit margin percentage as compared to the prior year.

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

For the year ended December 31, 2007, net sales increased to $5,569,000 from $1,716,000 for the year ended December 31, 2006. The overall increase of 225% was primarily attributable to the substantial progress made to date on the El Dorado Golf and Beach Club of San Jose del Cabo, Mexico project, an increase in recurring wireless services and an increase in banking network services resulting from an ongoing installation with a major customer and additional product and service sales to existing customer base.

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

For the year ended December 31, 2007, cost of goods sold increased by $2,869,000, or 227%, to $4,133,000 from $1,264,000 as compared to the year ended December 31, 2006. The increase of $2,869,000 in cost of goods sold is primarily attributable to the associated cost of goods sold for the El Dorado Golf and Beach Club of San Jose del Cabo, Mexico project, and the additional cost of goods sold attributable to the increased recurring revenues and of approximately 5,000 customers and an increase in banking network services resulting from nearly completing a installation with a major customer and additional product and service sales to existing customer base.

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

For the year ended December 31, 2007, operating expenses increased by 25% to $7,209,000, as compared to $5,756,000 for the year ended December 31, 2006. The increases that occurred, as evidenced by the immediately preceding table, are discussed below:

•	A $639,000 increase in employment expense, primarily attributable to increased work force;

•	A $446,000 increase in professional services;

•	A $5,000 decrease in rent and maintenance;

•	A $131,000 increase in depreciation and amortization; and

•	A $242,000 increase in other general and administrative expense.

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

Cash Flows

The Company's operating activities increased net cash used by operating activities to $4,048,000 in the year ended December 31, 2008, compared to net cash used of $2,739,000 in the year ended December 31, 2007. The increase in net cash used by operating activities was primarily attributable to fund an increase in the Company's net operating loss $8,162,000, net of $4,624,000 non-cash charges combined with derivative income $306,000 to equal net non-cash charge of $4,318,000, combine together with $204,000 of cash used by fluctuations in working capital requirements consisting of the combination of accounts receivable, inventory, prepaid expenses, accounts payable, accrued expenses, cost and profit in excess of billings, deferred liability lease and deferred revenue.

The Company's investing activities used net cash of $974,000 in the year ended December 31, 2008, compared to use of net cash of $729,000 in the year ended December 31, 2007. The increase in investing activities is primarily growing as a result wireless capabilities through asset acquisition and expansion of our infrastructure in Texas, New Mexico and Louisiana.

The Company's financing activities provided net cash of $3,159,000 in the year ended December 31, 2008, compared to $5,286,000 of cash provided in year ended December 31, 2007. The cash provided in the year ended December 31, 2008, was primarily associated with the proceeds from equity financings and the line of credit, net.

Liquidity and Capital Resources

General

At December 31, 2008, the Company's current assets totaled $1,762,000 (including cash and cash equivalents of $348,000), total current liabilities were $4,128,000, resulting in negative working capital of $2,366,000. The Company has funded operations to date primarily through a combination of utilizing cash on hand, borrowings and raising additional capital through the sale of its securities. The Company operations for the year ended December 31, 2008, was primarily funded by proceeds from the Company's line of credit totaling $2,810,000, sale of restricted common stock, net to accredited investors of $1,180,000 and convertible debt financing of $50,000.

Current Debt Facility

At December 31, 2008, the Company had approximately $4,317,000 available on a $6.5 million unsecured revolving credit facility with Angus Capital Partners, which matures in March 2011. The terms of the two-year unsecured revolving credit facility will allow us to draw upon the facility as financing requirements dictate and provides for quarterly interest payments at an annual 12% rate. The loan may be prepaid without penalty or repaid at maturity.

Issuance of Common Stock

During the fiscal year ended December 31, 2008, we issued to various accredited investors an aggregate of 6,026,000 shares of restricted common stock for net consideration of $1,180,000. We relied on Section 4(2) of the Securities Act in effecting this transaction. During the fiscal year ended December 31, 2008, we issued 5,273,000 shares of common stock to employees and business consultants, for aggregate consideration of $1,983,000 of services rendered, pursuant to a registration statement on form S-8.

Use of Working Capital

We believe our cash and available credit facilities afford us adequate liquidity for the balance of fiscal 2009.  We anticipate that we will need additional capital in the future to continue to expand our business operations, which expenditures may include acquisitions and capital expenditures.  We have historically financed our operations through private equity and debt financings. We do not have any commitments for equity funding at this time, and additional funding may not be available to us on favorable terms, if at all. As such there is no assurance that we can raise additional capital from external sources, the failure of which could cause us to curtail operations.

Contractual Obligations

The following table sets forth contractual obligations as of December 31, 2008:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations:
Long-term debt obligations	$4,456	$1,180	$3,276	$-	$-
Capital lease obligations	3,107	1,199	1,641	256	11
Operating lease obligations	1,699	623	1,034	19	23
Total contractual obligations	$9,262	$3,002	$5,951	$275	$34

The Company's contractual obligations consist of long-term debt of $4,456,000, derivative liabilities of $78,000, unamortized debt discount of $10,000, and interest expense of $821,000 as set forth in Note 11 to the company's financial statements, Notes Payable and Long-Term Debt, and certain obligations for operating leases requiring future minimal commitments under non-cancelable leases set forth in Note 13 - Commitments and Contingencies.

Off-Balance Sheet Arrangements

As of December 31, 2008 the Company did not have any significant off-balance-sheet arrangements other than certain office and tower facility operating leases requiring minimal commitments under non-cancelable leases disclosed in the table above.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

ERF Wireless, Inc.

League City, Texas

We have audited the accompanying consolidated balance sheets of ERF Wireless, Inc., as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ERF Wireless, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ LBB & ASSOCIATES LTD., LLP

LBB & ASSOCIATES LTD., LLP
Houston, Texas
March 12, 2009

ERF WIRELESS, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007
($ in thousands except share data)

	December 31,	December 31,
	2008	2007

ASSETS

Current assets
Cash and cash equivalents	$348	$2,211
Accounts receivable, net	248	365
Accounts receivable other	52	114
Inventories	193	118
Cost and profit in excess of billings	427	410
Prepaid expenses and other current assets	494	523
Total current assets	1,762	3,741

Property and equipment
Property and equipment	7,751	3,246
Less accumulated depreciation	(1,649)	(564)
Net property and equipment	6,102	2,682

Goodwill	436	260
Intangible assets, net	1,059	1,541
Other assets	264	142

Total assets	$9,623	$8,366

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Notes payable and current portion of long-term debt	$702	$513
Current portion of long-term capital lease payable	861	403
Accounts payable	$981	$1,089
Accrued expenses	1,269	929
Derivative liabilities	78	403
Deferred liability and revenue	237	180
Total current liabilities	4,128	3,517

Long-term debt, net of current portion	2,844	2,885
Capital leases, net of current portion	1,581	1,009
Deferred liability and revenue	316	486
Total liabilities	8,869	7,897

Commitments

Shareholders’ equity:
Preferred stock - $.001 par value
Series A authorized 25,000,000 shares
Issued and outstanding at December 31, 2008 and
December 31, 2007, 4,085,514 and 3,311,534, respectively	4	3
Common stock - $.001 par value
Authorized 475,000,000 shares
Issued and outstanding at December 31, 2008, and
December 31, 2007, 101,884,119 and 61,541,358, respectively	102	62
Additional paid in capital	27,504	19,098
Accumulated deficit	(26,856)	(18,694)
Total shareholders’ equity	754	469

Total liabilities and shareholders' equity	$9,623	$8,366

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
($ in thousands except share data and loss per share)

	2008	2007

Sales:
Products	$772	$2,116
Services	4,363	3,255
Other	20	198
Total sales	5,155	5,569

Costs of goods sold:
Products and integration services	1,511	3,100
Rent, repairs and maintenance	391	214
Salary and related cost	78	294
Depreciation	900	275
Other cost	241	250
Total costs of goods sold	3,121	4,133
Gross profit	2,034	1,436
Operating expenses:
Selling, general and administrative	8,777	6,824
Depreciation and amortization	876	385
Total operating expenses	9,653	7,209
Loss from operations	(7,619)	(5,773)
Other income(expenses):
Interest expense, net	(887)	(883)
Gain (loss) on sale of assets and other income	38	(3)
Derivative income (loss)	306	(408)
Total other income (expense)	(543)	(1,294)
Net loss	$(8,162)	$(7,067)
Net loss per common share:
Basic	$(0.10)	$(0.17)
Diluted	$(0.10)	$(0.17)

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
($ and shares in thousands)

Common Stock		Preferred Stock		Additional Paid in	Accumulated	Total Shareholders’ Equity
Shares	Value	Shares	Value	Capital	Deficit	(Deficit)

Total shareholders’ deficit	24,040	$24	3,801	$4	$9,065	$(11,627)	$(2,534)
as of December 31, 2006

Net loss	-	-	-	-	-	(7,067)	(7,067)

New stock issued to shareholders:
Conversion of preferred stock to common stock	9,132	9	(489)	(1)	(8)	-	-
For services rendered and interest	10,151	10	-	-	2,715	-	2,725
For retirement of debt	4,966	5	-	-	1,004	-	1,009
Asset acquisition	1,245	2	-	-	1,369	-	1,371
Stock based compensation	-	-	-	-	85	-	85
Warrant expense	-	-	-	-	155	-	155
Proceeds from sale of common stock, net	12,007	12	-	-	4,713	-	4,725

Total shareholders’ equity
as of December 31, 2007	61,541	62	3,312	3	19,098	(18,694)	469

Net loss	-	-	-	-	-	(8,162)	(8,162)

New stock issued to shareholders:
Conversion of preferred stock to common stock	22,896	24	(1,226)	(1)	(23)	-	-
For services rendered and interest	5,615	5	-	-	2,370	-	2,375
For retirement of debt	635	-	-	-	186	-	186
Asset acquisition	5,171	5	-	-	1,645	-	1,650
For retirement of debt and conversion to convertible
preferred stock	-	-	2,000	2	2,998	-	3,000
Stock based compensation	-	-	-	-	29	-	29
Warrant expense	-	-	-	-	27	-	27
Proceeds from sale of common stock, net	6,026	6	-	-	1,174	-	1,180
Total shareholders’ equity
as of December 31, 2008	101,884	$102	4,086	$4	$27,504	$(26,856)	$754

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
($ in thousands)

	2008	2007

Cash flows from operating activities
Net loss	$(8,162)	$(7,067)

Adjustments to reconcile net loss to net cash
used by operating activities:
(Gain) loss on sale of assets	(26)	3
Amortization of debt discount	31	326
Depreciation and amortization	1,776	660
Stock issued for services rendered and interest	2,375	2,725
Derivative (income) loss	(306)	408
Stock based compensation and stock option expense	29	85
Bad debt expense	439	40
Changes in:
Accounts receivable, net	(279)	34
Accounts receivable other	62	(114)
Inventories	(75)	22
Prepaid expenses	50	(340)
Cost and profit in excess of billings	(17)	(341)
Accounts payable	(108)	466
Accrued expenses	337	594
Deferred liability and revenue	(174)	(240)
Total adjustment	4,114	4,328
Net cash used by operating activities	(4,048)	(2,739)

Cash flows from investing activities
Proceeds from sale of assets	27	13
Purchase of property and equipment	(558)	(308)
Business acquisitions, net of cash acquired	(321)	(343)
(Increase) in other assets	(122)	(91)
Net cash used by investing activities	(974)	(729)

Cash flows from financing activities
Net proceeds from line of credit	2,810	403
Proceeds from financing agreements	50	388
Proceeds from capitalized lease obligations	-	305
Payment of debt obligations	(314)	(455)
Payment on capital lease obligations	(567)	(80)
Proceeds from sale of common stock, net	1,180	4,725
Net cash provided by financing activities	3,159	5,286

Net (decrease) increase in cash	(1,863)	1,818
Cash and cash equivalents at the beginning of the period	2,211	393
Cash and cash equivalents at the end of the period	$348	$2,211

Supplemental disclosure of cash flow information:
Net cash paid during the year for:
Interest	$258	$44
Income taxes	$-	$-

Supplemental non-cash investing and financing activities:
Conversion of debt through issuance of common stock	$186	$1,009
Conversion of debt through issuance of Preferred stock	$3,000	$-
Issuance of shares for asset acquisition	$1,650	$1,371
Property acquired under capital lease	$1,597	$1,187
Note payable for acquisition	$750	$600

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

Nature of the Company

ERF Wireless, Inc. (“Company” or “ERF Wireless”) provides secure, high-capacity wireless products and services to a broad spectrum of customers in primarily underserved, rural and suburban parts of the United States.  We provide our customers with high quality broadband services and basic communications services to residential, oil and gas, and bank customers in the areas that otherwise would not be able to receive such services.   We are also a comprehensive solutions provider to other enterprise customers, providing them with a wide array of communications services including high speed broadband, voice over Internet Protocol (VOIP) telephone and facsimile service, and video security.

Historically, our revenues have been generated primarily from Internet and construction services.  Our Internet revenues have resulted from our offering of broadband and basic communications services to residential and enterprise customers.  Our construction revenues typically have consisted of revenues generated from the construction of bank networks and other services associated with providing wireless products and services to the regional banking industry.

Our revenues are principally internet and construction. Our internet revenues are recorded in our subsidiary, “Wireless Bundled Services, Inc. (WBS)”, construction of bank networks in our subsidiary, “Enterprise Network Services, Inc. (ENS)” and other construction in our subsidiary, “Wireless Messaging Services, Inc. (WMS)”. Please refer to segment footnote 15 for additional information regarding the Company’s operating divisions.

Basis of Accounting

The Company maintains its accounts on the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America. The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations have been reflected herein.

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

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Leases

We recognize lease expense on a straight-line basis over the minimum lease terms which expire at various dates through 2013. These leases are for office and radio tower facilities and are classified as operating leases. For leases that contain predetermined, fixed escalations of the minimum rentals, we recognize the rent expense on a straight-line basis and record the difference between the rent expense and the rental amount payable in liabilities.

Leasehold improvements made at the inception of the lease are amortized over the shorter of the asset life or the initial lease term as described above. Leasehold improvements made during the lease term are also amortized over the shorter of the asset life or the remaining lease term.

On December 15, 2006, the Company entered into an agreement with Southwest Enhanced Network Services, LP, a wireless broadband company, to assume multiple tower and office leases in the greater Lubbock, Texas area. As part of the agreement the Company received $825,000 in cash to offset certain of the future operating lease costs. The $825,000 is recorded as a deferred leased liability and recognized as a reduction to rent expense on a straight-line basis over the lease term as described above. At the end of December 2008 and 2007, this deferred lease liability balance was $476,000 and $640,000, respectively.

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

Deferred Revenues

Revenues that are billed in advance of services being completed are deferred until the conclusion of the period of the service for which the advance billing relates. Deferred revenues are included on the balance sheet in current and long-term liabilities until the service is performed and then recognized in the period in which the service is completed. The Company's deferred revenues consist of billings in advance of services being rendered for its wireless broadband, banking network monitoring and maintenance and wireless messaging customers and, accordingly, are deferred and recognized monthly as earned. The Company had deferred revenues in current and long-term liabilities of approximately $77,000 and $26,000 as of December 31, 2008, and December 31, 2007, respectively.

Advertising Costs

Advertising costs are expensed when incurred. For the periods ended December 31, 2008 and 2007, the Company expensed $111,000 and $69,000, respectively.

Stock-Based Compensation

Stock based compensation expense is recorded in accordance with SFAS 123R (Revised 2004), Share-Based Payment, for stock and stock options awarded in return for services rendered. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest.

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Inventories

Inventories are valued at the lower of cost or market. The cost is determined by using the average cost method. Inventories consist of the following items as of December 31, 2008 and 2007, in thousands:

	December 31,	December 31,
	2008	2007
Raw material	$113	$49
Finished goods	80	69
	$193	$118

The Company has pledged substantially all the inventory of Wireless Bundled Services (WBS) as collateral against outstanding notes.

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

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, inventory, accounts receivable and debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

Beneficial Conversion

Equity instruments that contain a beneficial conversion feature are recorded as a deemed dividend to the holders of the convertible equity instruments. The deemed dividend associated with the beneficial conversion is calculated as the difference between the fair value of the underlying common stock less the proceeds that have been received for the equity instrument limited to the value received. The beneficial conversion amount is recorded as a deemed dividend or interest expense and an increase to additional paid-in-capital.

Basic Loss per Share

The Company is required to provide basic and dilutive earnings (loss) per common share information.

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods ended December 31, 2008, and December 31, 2007, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of fully diluted net loss per common share.

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

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts Receivable consists of the following (in thousands):

	December 31,	December 31,
	2008	2007
Accounts receivable	$731	$412
Allowance for doubtful accounts	(483)	(47)
Accounts receivable, net	$248	$365

The Company has pledged substantially all the accounts receivables of Wireless Bundled Services (WBS) as collateral against outstanding notes and capital leases.

NOTE 3 - PROPERTY AND EQUIPMENT:

Components of property and equipment consist of the following items (in thousands):
	December 31,	December 31,
	2008	2007
Automobiles	$201	$157
Operating equipment	5,393	2,123
Office furniture and equipment	219	137
Leasehold improvements	67	47
Computer equipment	296	214
Building	29	8
Land	37	28
Construction in progress	1,509	532
Total property and equipment	7,751	3,246
Less accumulated depreciation	(1,649)	(564)
Net property and equipment	$6,102	$2,682

Depreciation expense was $1,088,000 and $376,000 for the twelve months ended December 31, 2008 and 2007, respectively.

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Operating equipment under construction is primarily due to the build out of our wide area network of BankNet and WiNet constructed by our subsidiary ENS.

The Company has pledged substantially all the operating equipment and some furniture and vehicles as collateral against outstanding notes and capital leases.

NOTE 4 - GOODWILL

At December 31, 2008 and 2007, goodwill totaled $436,000 and $260,000 respectively.  The goodwill is attributable to the following acquisitions:

•	On January 11, 2008, the Company acquired assets from Crosswind, Inc. and recorded goodwill of $176,000, which is not subject to amortization.

•	On October 17, 2007, the Company acquired assets from Momentum Online Internet Services, Inc. and recorded goodwill of $225,000, which is not subject to amortization.

•	On October 31, 2007, the Company acquired assets from TSTAR, Inc. and recorded goodwill of $35,000, which is not subject to amortization.

NOTE 5 - INTANGIBLE ASSETS, NET

Intangible assets consist of the following (in thousands):

		December 31, 2008
		Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount

Customer relationships	3.0	$2,028	$969	$1,059
Workforce in place	3.0	125	125	-
Non-compete agreement	3.0	100	100	-
Developed technology	3.0	20	20	-
		$2,273	$1,214	$1,059

		December 31, 2007
		Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount

Customer relationships	3.0	$1,822	$329	$1,493
Workforce in place	3.0	125	101	24
Non-compete agreement	3.0	100	80	20
Developed technology	3.0	20	16	4
		$2,067	$526	$1,541

Intangible assets are amortized using methods that approximate the benefit provided by the utilization of the assets. Customer relationships, workforce in place, non-compete-agreements and developed technology is amortized on a straight-line basis. We continually evaluate the amortization period and carrying basis of intangible assets to determine whether subsequent events and circumstances warrant a revised estimated useful life or reduction in value.

On January 11, 2008, the Company acquired from Crosswind, Inc. a customer list which was valued at $206,000 and is being amortized over three years.

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On October 17, 2007, the Company acquired from Momentum Online Internet Services, Inc. a customer list which was valued at $700,000 and is being amortized over three years.

On October 31, 2007, the Company acquired from TSTAR, Inc. a customer list which was valued at $826,000 and is being amortized over three years.

Total amortization of intangibles was $688,000 and $284,000 for the twelve months ended December 31, 2008 and 2007, respectively. The estimated amortization expense for the remaining years will be $586,000 for 2009 and $473,000 in 2010.

NOTE 6 - DEBT CONVERSION

The Company during the fourth quarter 2008 signed a debt conversion agreement to convert the unsecured revolving credit facility which provides financing for working capital requirements. The Company issued 2,000,000 shares of its Series A Preferred Stock for the conversion of $3,000,000 in debt. The Company issued one share of Series A Convertible Preferred Stock for every One Dollar and Fifty Cents ($1.50) in claims converted.  As additional consideration for the conversion, when the number of shares of outstanding common stock equals or exceeds 120,000 million shares, the Company agreed to amend the Series A convertible preferred stock designation to increase the voting rights of each preferred share from 20 votes to 50 votes on all matters in which the common stock holders and preferred stock holders vote together. The Series A stock was valued at $3,000,000 and was valued on the date of issuance, thus no gain or loss was recognize on the debt extinguishment.

NOTE 7 - COMMON STOCK, PREFERRED STOCK AND WARRANTS

The total number of shares of stock of all classes which the Company shall have the authority to issue is 500,000,000, of which 25,000,000 shall be shares of preferred stock with a par value of $.001 per share ("Preferred Stock"), and 475,000,000 shall be shares of common stock with a par value of $.001 per share ("Common Stock").

Common Stock

As of December 31, 2008, there were 101,884,119 shares of its $.001 par value common stock issued and outstanding.

During the twelve months ended December 31, 2008, the Company issued 11,421,000 shares of common stock in lieu of cash for services rendered against professional services and consulting agreements valued at $895,000, interest expense of $6,000, settlement expense of $311,000, other services of $220,000, notes payable of $186,000, salary and compensation of $943,000 and acquisition of assets of $1,650,000. The Company valued the 11,421,000 shares at the closing market price on the date of issuance of such shares.

During the fiscal year ended December 31, 2008, we issued to various accredited investors an aggregate of 6,026,000 shares of restricted common stock for net consideration of $1,180,000. We relied on Section 4(2) of the Securities Act in effecting this transaction.

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During 2008, the Company issued stock in lieu of cash as payment for the following (in thousands):

December 31, 2008	Supplemental Non-Cash Disclosure
Professional fees	$895
Settlements	311
Salary and compensation	943
Other services rendered	226
Total for services, interest, liabilities and compensation	$2,375

Notes payable	$186
Acquisition	$1,650

December 31, 2007	Supplemental Non-Cash Disclosure
Professional fees	$1,376
Settlements	457
Salary and compensation	657
Other services rendered	235
Total for services, interest, liabilities and compensation	$2,725

Notes payable	$1,009
Acquisition	$1,371

Preferred Stock

The Company has 25,000,000 shares of Series A Preferred Stock authorized of which 4,085,514 shares were issued and outstanding as of December 31, 2008. The Series A Preferred Stock is convertible at holder's option at one preferred share for 18.676347 shares common stock and has a 2:1 liquidation preference. The holder of Series A Preferred Stock is required to give a 65-day notice of conversion to the Company. With respect to the Series A Preferred Stock outstanding at December 31, 2008, the Company would be required to issue 76,302,477 shares of its common stock, subject to certain contractually imposed conversion restrictions as described herein. During the fourth quarter 2005, all of the Series A Preferred Stock holders entered into a conversion restriction agreement whereby all Series A Preferred Stock holders, as a group, are prohibited from converting more than 5% of the total outstanding  Series A Preferred Stock holdings in any one calendar quarter.

Warrants

The Company had warrants outstanding to third parties to purchase 4,165,271 shares of common stock as of December 31, 2008.

Warrants to purchase 389,999 shares of common stock at a purchase price of $3.57 per share were issued by the Company in September 2005 and November 2005. Specifically, the Company issued convertible notes for $1,500,000 to accredited investors of the Securities Act and issued such warrants to purchase 389,999 shares of common stock at $3.57 per share, subject to adjustment upon issuance of shares or warrants below market, expiring September 2010.

Warrants to purchase 3,775,272 shares of Common stock at a purchase price $5.00 per share were issued by the Company during 2006 thru 2008. As of December 31, 2008, the Company has attributed $27,000 in warrant expense.

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes warrants that are issued, outstanding and exercisable:

		Warrants
		Issued & Outstanding
Exercise Price	Expiration Date	December 31,	December 31,
		2008	2007
5.00	Jun-08	-	141,670
7.50	Jun-08	-	141,670
3.57	Sep-10	389,999	389,999
5.00	Oct-11 thru Sept-13	3,775,272	3,265,240
		4,165,271	3,938,579

NOTE 8 - INCOME TAXES

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Implementation of SFAS 109 did not have a material cumulative effect on prior periods nor did it result in a change to the current year's provision.

The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

	December 31, 2008		December 31, 2007

U. S. Federal statutory tax rate	%	34%	34
U.S. valuation difference		(34)	(34)
Effective U. S. tax rate		-	-
Foreign tax valuation		-	-
Effective tax rate		-	-

Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. Federal income tax of 34% to pretax income from continuing operations as a result of the following (in thousands):

	December 31, 2008	December 31, 2007
Computed expected tax benefit	$(2,775)	$(2,403)
Increase in valuation allowance	2,775	2,403
Income tax expense	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008, and December 31, 2007, are presented below (in thousands):

	December 31, 2008	December 31, 2007
Deferred tax assets:
Net operating loss carry forwards	$(8,377)	$(5,602)
Less valuation allowance	8,377	5,602
Net deferred tax assets	$-	$-

The Company has determined that a valuation allowance of $8,377,000 at December 31, 2008, is necessary to reduce the deferred tax assets to the amount that will more than likely than not be realized. The change in valuation allowance for 2008 was approximately $2,775,000. As of December 31, 2008, the Company has a net operating loss carry-forward of $25,971,000, which is available to offset future federal taxable income, if any, with expiration beginning 2012 and ending 2027.

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amount):

	For the twelve months ended December 31, 2008
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net loss	$(8,162)	78,074	$(0.10)
Basic EPS:
loss available to common stockholders	(8,162)	78,074	(0.10)
Effect of dilutive securities	-		-
Diluted EPS:
loss available to common stockholders	$(8,162)	78,074	$(0.10)
and assumed conversions

	For the twelve months ended December 31, 2007
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net loss	$(7,067)	41,308	$(0.17)
Basic EPS:
loss available to common stockholders	(7,067)	41,308	(0.17)
Effect of dilutive securities	-		-
Diluted EPS:
loss available to common stockholders	$(7,067)	41,308	$(0.17)

For the years ended December 31, 2008 and 2007, dilutive securities existed. The effect of the dilutive securities for the year ended December 31, 2008, would have been 99,129,264 shares of common stock comprised of the following; 1,129,032 shares of common stock assuming all debt instruments were converted, 500,000 shares of common stock assuming all employee stock options were converted, 4,165,271 shares of common stock assuming all warrants were converted, 15,260,496 shares of common stock assuming all Series A Preferred Stock (limited to 20% per year based on  restrictive covenant) were converted and 78,074,465 shares of weighted average shares of common stock outstanding.

NOTE 10 - MAJOR CUSTOMERS

The Company had gross sales of approximately $5,155,000 and $5,569,000 for the twelve months ended December 31, 2008 and 2007, respectively. The Company had one customer that represented approximately 11% of the gross sales in the twelve months ended December 31, 2008 and had two customers that represented 36% and 12% of gross sales for the twelve months ended December 31, 2007.

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASES

Notes payable, long-term debts and capital leases consist of the following as of December 31, 2008 (in thousands):

	Terms	Maturity Date	Interest Rate	Gross Balance	Debt Discount	Net Balance
Bancleasing, Inc.	$10,660 / Month including interest	October-14	11.62%	$556	$-	$556
Agility Capital Lease	$91,457 / Month including interest	Various	18.82%	1,882	-	1,882
Balboa Lease	$225 / Month including interest	June-10	27.74%	4	-	4
Liberty Finance	$517 / Month including interest	September-09	13.97%	3	-	3
Chase Bank	$449 / Month including interest	November-09	5.89%	5	-	5
Blanco National Bank	$3,913 / Month including interest	August-10	9.50%	65	-	65
Premium Assignment, Insurance notes	$2,199 / Month including interest	September-09	8.65%	16	-	16
Robert McClung, Momentum	$23,476 / Quarterly including interest	October-10	7.50%	173	-	173
George Kemper, TSTAR	$38,254 / Quarterly including interest	April-10	7.50%	220	-	220
Shane Griffths, Crosswind	$13,911 / Quarterly including interest	December-10	7.50%	116	-	116
Centramedia	$56,342 / Quarterly including interest	December-11	7.50%	600	-	600
Line of credit	2 years/ Quarterly interest (See below)	March-11	12.00%	2,183	-	2,183
E-bond investor notes	3 years/ Semiannual interest (See below)	Various	10.00%	175	10	165
Total debt				$5,998	$10	5,988
Less current maturities						1,563
Less debt discount current maturities						(10)
Long-term debt						$4,435

The gross maturities of these debts are $1,573,000, $3,456,000, $633,000, $100,000, $106,000 and $130,000 for the years ended December 31, 2009, 2010, 2011, 2012 and 2013, and thereafter, respectively.

Notes payable and long-term debts consist of the following as of December 31, 2007 (in thousands):

Dec. 31, 2007
	Terms	Maturity Date	Interest Rate	Gross Balance	Debt Discount	Net Balance
Bancleasing, Inc.	$5,330 / Month including interest	October-14	11.62%	$305	$-	$305
Agility Capital Lease	$45,343 / Month including interest	Various	18.82%	1,099	-	1,099
Balboa Lease	$225 / Month including interest	June-10	27.74%	5	-	5
Varilease	$994 / Month including interest	March-08	20.38%	3	-	3
Axis Capital, Inc	$347 / Month including interest	August-08	8.60%	3	-	3
Vangard Wireless, Inc.	$200 / Month including interest	December-10	6.00%	6	-	6
Liberty Finance	$517 / Month including interest	September-09	13.97%	10	-	10
Chase Bank	$449 / Month including interest	November-09	5.89%	11	-	11
Blanco National Bank	$3,913 / Month including interest	August-10	9.50%	103	-	103
Robert McClung, Momentum	$23,476 / Quarterly including interest	October-10	7.50%	250	-	250
George Kemper, TSTAR	$38,254 / Quarterly including interest	April-10	7.50%	350	-	350
Premium Assignment, Insurance notes	$421 / Month including interest	September-08	9.48%	15	-	15
Line of credit	2 years/ Quarterly interest (See below)	February-09	6.00%	2,409	-	2,409
E-bond investor notes	3 years/ Semiannual interest (See below)	Various	10.00%	275	34	241
Total debt				$4,844	$34	4,810
Less current maturities						950
Less debt discount current maturities						(34)
Long-term debt						$3,894

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Investor Notes

The following table summarizes the convertible debt activity for the period September 6, 2005, to December 31, 2008:

Description	Investor Notes	Warrant Liabilities	Compound Derivative Liability	Total
Fair value issuance at inception	$508,018	$470,702	$521,281	$1,500,001
09-06-05 to 09-30-05 change in fair value	18,373	2,389,132	1,012,547	3,420,052
10-01-05 to 12-31-05 change in fair value	78,258	(2,160,313)	(1,090,630)	(3,172,685)
01-01-06 to 03-31-06 change in fair value	90,258	(466,128)	(276,615)	(652,485)
04-01-06 to 06-30-06 change in fair value	104,943	(149,288)	32,006	(12,339)
07-01-06 to 09-30-06 change in fair value	122,182	73,005	32,395	227,582
10-01-06 to 12-31-06 change in fair value	140,846	(118,744)	(26,162)	(4,060)
01-01-07 to 03-31-07 change in fair value	158,659	(20,503)	(2,478)	135,678
04-01-07 to 06-30-07 change in fair value	184,473	113,377	(4,843)	293,007
07-01-07 to 09-30-07 change in fair value	93,990	116,109	(197,501)	12,598
10-01-07 to 12-31-07 change in fair value	-	52,413	-	52,413
01-01-08 to 03-31-08 change in fair value	-	(113,802)	-	(113,802)
04-01-08 to 06-30-08 change in fair value	-	(128,524)	-	(128,524)
07-01-08 to 09-30-08 change in fair value	-	(11,663)	-	(11,663)
10-01-08 to 12-31-08 change in fair value	-	(17,039)	-	(17,039)
Conversions from inception to date	(1,500,000)	-	-	(1,500,000)
Fair value at December 31, 2008	$-	$28,734	$-	$28,734

For the year ended December 31, 2008 and 2007, net derivative income was $271,000 and $254,000, respectively.

A Black-Scholes methodology was used to value the warrants, with the following assumptions.

Warrants
Assumptions	3/31/2008	6/30/2008	9/30/2008	12/31/2008
Dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free rate for term	1.62%	2.91%	2.00%	0.76%
Volatility	180.00%	170.00%	155.00%	150.00%
Maturity date	2.43 years	2.18 years	1.93 years	1.68 years

Warrants
Assumptions	3/31/2007	6/30/2007	9/30/2007	12/31/2007
Dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free rate for term	4.51%	4.89%	4.03%	3.07%
Volatility	140.00%	200.00%	177.00%	180.00%
Maturity date	3.44 years	3.39 years	2.93 years	2.68 years

Line of Credit

During 2008, the Company amended its two-year unsecured revolving credit facility with certain private investors from $3 million to $6.5 million dollar line of credit. The terms of the secured revolving credit facility allow the Company to draw upon the facility as financing requirements dictate and provide for quarterly interest payments at a 12% rate per annum. The loan was extended from February 28, 2009 to March 31, 2011 and may be prepaid without penalty. At December 31, 2008, the line of credit of $6,500,000 had an available line $4,317,000 leaving a remaining balance due of $2,183,000.

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

E-Series Bond Investor Note

The Company issued to certain accredited investors a principal amount of $1,050,000 of E-series bonds (the "Bonds") between May 2006 and December 2008, of which $875,000 has been converted to common stock leaving a principal amount of $175,000 of Bonds outstanding as of December 31, 2008. The Bonds are due and payable upon maturity, a three-year period from the issuance date. Interest on the Bonds is payable at the rate of 10% per annum, and is payable semiannually. The Bondholder may require the Company to convert the Bond (including any unpaid interest) into shares of common stock at any time only during the first year. If the Bonds are converted under this option, the Company will issue shares representing 100% of the Bond principal and unpaid interest calculated through maturity. The value of the common stock issued under this option will be the lesser of $1.50 or the 20-day trailing average per share closing price of common stock preceding the notice of conversion. If the Bond is converted the Company will issue a warrant to purchase one additional share of common stock at a price of $5.00 for every share of common stock that has been received from the conversion of the Bond principal.

At the Company's discretion at any time after the first year, the Bonds, including the interest payments calculated through the date of conversion may be repaid in cash or in shares of our common Stock, which shares will be valued at the average last sales price of our common stock over the 60-trading-day period preceding any prepayment date. If the Company elects to issue shares of our common stock as repayment of the Bond, we will issue shares representing a value equal to 125% of the Bond principal. If the Company elects choose to issue shares of our common stock as payment of interest, we will issue shares representing a value equal to 100% of the interest due.

The Bonds were determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature and the redemption option (compound embedded derivative liability). At the date of issuance the Bond, compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the income statement. The Company uses the effective interest method to record interest expense and related debt accretion which was $30,749 for the twelve months ended December 31, 2008, and the estimated debt accretion for 2009 is $10,333.

The following table summarizes the convertible debt activity for the period May 31, 2006, to December 31, 2008:

Description	E-Series Bonds	Compound Derivative Liability	Total
Fair value issuance at inception	$916,174	$133,826	$1,050,000
05-31-06 to 06-30-06 change in fair value	763	(11,750)	(10,987)
07-01-06 to 09-30-06 change in fair value	5,847	(3,971)	1,876
10-01-06 to 12-31-06 change in fair value	6,648	(13,213)	(6,565)
01-01-07 to 03-31-07 change in fair value	9,065	5,956	15,021
04-01-07 to 06-30-07 change in fair value	49,060	(10,668)	38,392
07-01-07 to 09-30-07 change in fair value	2,965	4,536	7,501
10-01-07 to 12-31-07 change in fair value	25,580	(1,274)	24,306
01-01-08 to 03-31-08 change in fair value	9,146	(39,397)	(30,251)
04-01-08 to 06-30-08 change in fair value	6,110	(20,468)	(14,358)
07-01-08 to 09-30-08 change in fair value	4,096	6,706	10,802
10-01-08 to 12-31-08 change in fair value	4,214	(1,411)	2,803
Conversions from inception to date	(875,000)	-	(875,000)
Fair value at December 31, 2008	$164,668	$48,872	$213,540

For the year ended December 31, 2008 and 2007, net derivative income was $61,753 and $1,450, respectively.

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Robert McClung, Momentum Online Computer Services, Inc.

On October 17, 2007, the Company issued a note to Momentum Online Computer, Inc., totaling $250,000 that bear interest at 7.5% and are secured by all of the capital stock issued and outstanding of a subsidiary of the Company, payable in twelve quarterly payments of $23,476 plus interest.

George Kemper, TSTAR Internet, Inc.

On November 1, 2007, the Company issued a note to TSTAR, Inc., totaling $350,000 bearing interest at 7.5% and are secured by the equipment acquired, payable in ten quarterly payments of $38,254 plus interest.

Shane Griffiths, Crosswind, Inc.

On January 11, 2008, the Company issued a note to Crosswind, Inc., totaling $150,000 bearing interest at 7.5% and are secured by the equipment acquired, payable in twelve quarterly payments of $13,911 plus interest.

Centramedia, Inc.

On December 31, 2008, the Company issued a note to Centramedia, Inc., totaling $600,000 bearing interest at 7.5% and are secured by the equipment acquired, payable in twelve quarterly payments of $56,342 plus interest.

Capital Leases

Agility Lease Fund, LLC Included in property and equipment at December 31, 2008, is $1,850,414 capitalized equipment, net of amortization. The equipment and one of the Company's bank accounts are the primary collateral securing the financing along with a guarantee by the Company.

Banc Leasing Inc., Included in property and equipment at December 31 2008, is $610,900 capitalized equipment, net of amortization. The equipment is the primary collateral securing the financing.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2008(in thousands):
Year Ending December 31,
2009	$1,199
2010	1,016
2011	492
2012	134
2013	128
Thereafter	138
Total minimum lease payments	3,107
Less amount representing interest	(665)
Present value of net minimum lease payments	2,442
Current maturities of capital lease obligations	(861)
Long-term portion of capital lease obligations	$1,581

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts for the twelve months ended December 31, 2008 and December 31, 2007 are summarized as follows (in thousands):

	December 31,	December 31,
	2008	2007
Costs incurred on uncompleted contracts	$2,953	$2,284
Estimated profit	656	429
Gross revenue	3,609	2,713
Less: billings to date	3,182	2,303
Costs and profit in excess of billings	$427	$410

Such amounts are included in the accompanying balance sheets at December 31, 2008 and December 31, 2007 and are summarized as follows (in thousands):

	December 31,	December 31,
	2008	2007
Cost and estimated earnings in excess of billings on uncompleted contracts	$427	$410

Billings in excess of costs and estimated earnings on uncompleted contracts	-	-

	$427	$410

NOTE 13 - COMMITMENTS

Leases and License Agreements

For the twelve months ended December 31, 2008 and 2007, rental expenses of approximately $642,000 and $413,000, respectively, were incurred. The Company accounts for rent expense under leases that provide for escalating rentals over the related lease term on a straight-line method. The Company occupies office and tower facilities under several non-cancelable operating lease agreements expiring at various dates through February 2018, and requiring payment of property taxes, insurance, maintenance and utilities.

Future minimum lease payments under non-cancelable operating leases at December 31, 2008 were as follows:

Period Ending December 31,	Amount ($000)
2009	$623
2010	584
2011	398
2012	52
2013	12
Thereafter	31
Total	$1,700

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Employment Agreements

Richard R. Royall

Mr. Royall’s employment agreement was executed in March 2008 and expires January 2011. During the term of his employment, Mr. Royall is entitled to the following compensation: (i) base salary of $200,000 per year (ii) standard benefits that are available to other Company executive officers and (iii) a stock grant of up to 3,000,000 shares, 1,000,000 shares will be awarded when the Company achieves positive EBITDA (as reported in an Exchange Act filing), 1,000,000 shares will be awarded when the Company closes a $25 million financing and 1,000,000 shares will be awarded when the Company lists on a national stock exchange.

R. Greg Smith

On July 1, 2008, the Company entered into an executive employment agreement with R. Greg Smith, expiring December 31, 2010.  During the term of his employment, Mr. Smith is entitled to (i) a base salary of $200,000 per year, (ii) standard benefits that are available to other executive officers, and (iii) a stock grant of up to 2,550,000 shares, as follows.  The ERF Wireless incentive targets up to 1,300,000 shares of common stock: (1) 500,000 shares if the Company achieves positive EBITDA; (ii) 500,000 shares upon cumulative funding of $25 million; and (3) 300,000 shares upon satisfaction of certain acquisition thresholds. The ENS incentive targets up to 500,000 shares of common stock:  (i) 300,000 shares upon achieving 2009 positive EBITDA; and (ii) 200,000 shares upon obtaining 2009 ENS contract values of $1,000,000. The WBS incentive targets up to 750,000 shares of common stock:  (i) 250,000 shares upon securing school district contracts within certain thresholds and (ii) 500,000 shares upon obtaining certain gross profit thresholds on these contracts. In the event Mr. Smith employment agreement is terminated without cause he is entitled to receive (i) the balance of this unpaid salary through the term of the agreement, (ii) a one year extension for vesting of stock grants, (iii) and the grant of an option to purchase 500,000 shares of Company common stock at an exercise price equal to the lesser of $.50 a share or the market price on the date of termination, provided that such option terminates on May 31, 2013.

Mr. Smith under a previous employment contract which expired in July 2008 received 63,828 shares of our Series A Preferred Stock for total consideration of $31,913.50. As of December 31, 2007, Mr. Smith converted all of his Series A Convertible Preferred Stock into 1,196,070 shares of the Company's common stock.

As of December 31, 2008 and 2007, Mr. Smith earned options to purchase 0 and 150,000 shares of common stock, respectively, for attainment of certain cumulative revenue milestones set forth in his employment agreement. These options are at an exercise price of $0.10 and expire on July 31, 2010. The income statement for December 31, 2008 and 2007 includes a compensation charge of $0 and $56,793, respectively, which charge is based on Black-Scholes option pricing model.

NOTE 14 - RELATED PARTY

In March 2005, the Company entered into an annual professional services agreement with Synchton Incorporated for financial and business support services. The agreement requires Synchton to provide one or more consultants for a total of 100 hours per month. This agreement is automatically renewable on each anniversary date and can be terminated by the Company prior to the renewal date. The Company is obligated to pay Synchton $12,000 per month in cash or shares of common stock. The Company at its discretion may issue up to 50% of the monthly fee in common stock at the market price on the date of issuance; provided that if Synchton sells the stock within 30 days of issuance the Company is obligated to pay Synchton any shortfall between the difference in the market price on the issuance date and the market price on the sale date. Synchton's President is Scott A. Cubley. For the period ended December 31, 2008 and 2007, total fees incurred by the Company under the agreement were $121,000 and $101,000, respectively.

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Brian Cubley, son of our chief executive officer, entered into an employment agreement that expires December 31, 2010. During the term of his employment, Mr. Cubley is entitled to the following compensation: (i) base salary of $110,000 per year; (ii) standard benefits that are available to other Company executive officers; and (iii) a stock grant of up to 1,925,000 shares as follows: up to 525,000 shares of common stock will be awarded when the Company achieves certain incremental market capitalization, 1,125,000 shares will be awarded when the Company attain certain incremental cumulative revenue, and 125,000 shares will be awarded when the Company achieves certain incremental recurring revenue streams. In the event Mr. Cubley’s employment agreement is terminated without cause he is entitled to receive (i) the balance of this unpaid salary through the term of the agreement, (ii) a one year extension for vesting of stock grants, (iii) and the grant of an option to purchase of 50,000 shares of Company common stock at an exercise price equal to the average closing price during the six month period following the termination. As of December 31, 2008, Brian Cubley has earned options to purchase a total 250,000 shares of common stock at an average exercise price of $.52 and expire between July 31, 2009 and July 31, 2011.  During fiscal 2008, Mr. Cubley was paid $115,833 in cash and shares of common stock for services rendered.

The Company during the fourth quarter 2008 signed a debt conversion agreement to convert the unsecured revolving credit facility which provides financing for working capital requirements. The terms of the secured revolving credit facility allow the Company to draw upon the $6.5 million facility as financing requirements dictate and provide for quarterly interest payments at a 12% rate per annum. The line of credit expires March 31, 2011 and can be prepaid without penalty. The Company issued 2,000,000 shares of its Series A Preferred Stock for the conversion of $3,000,000 in debt. Certain family related trusts are participants in the Angus Capital revolving credit facility. H. Dean Cubley holds the investment and voting power over certain of these family related trusts while Scott Cubley and Brian Cubley, the adult sons of H. Dean Cubley, have the investment and voting power over other of the remaining family trusts.

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

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Oil and Gas Division (O&G)

O&G provides wireless connectivity to rural oil and gas locations primarily via Mobile Broadband Trailers (MBT’s). O&G provides wireless broadband products and services focusing primarily on commercial customers in the oil and gas sector. The Company provides high speed bandwidth to rural North America to serve the Oil and Gas sector. All sales from external customers are located within the United States. The transactions in the O&G segment for the twelve months December 31, 2008 and 2007 were not material. The O&G division is a division of WBS.

For the twelve months ended December 31, 2008 (in thousands)

	WMS	WBS	ENS	Total
Revenue	$742	$3,893	$520	$5,155
Segment (loss) income	(165)	(2,031)	(1,592)	(3,788)
Segment assets	92	7,081	1,918	9,091
Capital expenditures	14	3,531	855	4,400
Depreciation and amortization	15	1,579	113	1,707

For the twelve months ended December 31, 2007 (in thousands)

	WMS	WBS	ENS	Total
Revenue	$2,432	$1,873	$1,264	$5,569
Segment loss	(75)	(729)	(1,368)	(2,172)
Segment assets	223	4,799	1,054	6,076
Capital expenditures	1	1,847	389	2,237
Depreciation and amortization	14	286	14	314

	Twelve Months Ended
Reconciliation of Segment Loss from Operations to Net Loss	December 31, 2008	December 31, 2007
Total segment loss from operations	$(3,788)	$(2,172)
Total corporate overhead including other, net	(4,374)	(4,895)
Net loss	$(8,162)	$(7,067)

Reconciliation of Segment Assets to Total Assets	December 31, 2008	December 31, 2007
Total segment assets	$9,091	$6,076
Total corporate assets	532	2,290
Consolidated assets	$9,623	$8,366

The accounting policies of the reportable segments are the same as those described in the section titled Basis of Accounting. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation and amortization expense, accounting changes and non-recurring items.

At December 31, 2008 one customer accounts for $272,000 of ENS Division revenues and one customer accounts for $550,000 of Wireless Messaging Services Division revenues. One customer accounts for $679,000 of Enterprise Network Services Division revenues and one customer accounts for $2,033,000 of WMS Division revenues at December 31, 2007.

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - EMPLOYEE STOCK OPTIONS

In March 2007 the Board of Directors adopted a Non-Qualified Stock Option Plan under which an additional 10,000,000 shares were reserved for issuance. In April 2008, the Board of directors adopted a Non-Qualified Stock Option Plan whereby an additional 15,000,000 shares were reserved for issuance. There were 95,742 Series A Preferred Stock convertible to 1,788,111 common stock shares granted to certain officers and employees under employment agreements. As of December 31, 2008, 240,346 common stock shares remain to be converted from Series A preferred stock. Also the Company has granted to certain officers and employees 500,000 stock options which are currently exercisable. As of December 31, 2008, under all Non-Qualified Stock Option Plans, 17,981,459 shares were issued and exercised by certain employees and consultants for services rendered.

The weighted average fair value of the individual options granted during the twelve months ended December 31, 2008, is estimated at $.57 on the date of grant. The fair values were determined using a Black-Scholes option-pricing model with the following assumptions:

	6/30/2007	9/30/2008
Assumptions	Options	Options
Dividend yield	0.00%	0.00%
Risk-free rate for term	4.89%	2.62%
Volatility	116.00%	84.00%
Remaining life	0.83	2.33

Stock Plan activity was as follows for the twelve months ended December 31, 2008:

	2007	2008
	Plan	Plan
Shares Initially Reserved	10,000,000	15,000,000

Beginning January 01, 2008	2,274,753	15,000,000

Issued	2,274,753	2,981,459

End of Year December 31, 2008	-	12,018,541

Exercisable December 31, 2008	-	12,018,541

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Option activity was as follows for the twelve months ended December 31, 2008, and December 31, 2007:

	2008
	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	3,302,000	$2.98
Granted	125,000	0.43
Assumed through acquisitions	-	-
Exercised	-	-
Forfeited/cancelled	(2,927,000)	3.28

Outstanding throughout the period	500,000	$0.57

Exercisable at December 31, 2008	500,000	$0.57

	2007
	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	3,302,000	$2.98
Granted	-	-
Assumed through acquisitions	-	-
Exercised	-	-
Forfeited/cancelled	-	-

Outstanding throughout the period	3,302,000	$2.98

Exercisable at December 31, 2007	375,000	$0.61

Information about options outstanding was as follows at December 31, 2008:

		Remaining		Average
Class	Number	Average Contractual	Number	Exercise
Exercise Price	Outstanding	Life in Years	Exercisable	Price

$0.10	225,000	0.58	225,000	$0.10
$1.38	150,000	0.58	150,000	$1.38
$0.43	125,000	2.08	125,000	$0.43
	500,000	0.88	500,000	$0.57

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – BUSINESS COMBINATIONS

The following table summarizes significant acquisitions completed during the year ended December 31, 2008 and 2007 (in thousands):

December 31, 2008
	Purchase		Amortizable
	Price	Goodwill	Intangibles

Crosswind	$650,000	$176	$206
Centramedia	$2,000,000	$-	$-

December 31, 2007
	Purchase		Amortizable
	Price	Goodwill	Intangibles

Momentum	$1,200,000	$225	$700
TSTAR	$1,100,000	$35	$826

Centramedia, Inc., Acquisition

Purchase Price

On December 31, 2008, the Company completed the purchase of substantially all the assets from Centramedia, Inc. The assets purchased include substantially all of the assets associated with the Internet operations of Centramedia including the current customer base, inventory, equipment, contract rights, vehicles, Internet address space, general intangibles, certain real property and wireless broadband equipment infrastructure. The acquisition will increase the Company's footprint geographically area covering certain cities and counties in the Texas Panhandle, this will lead to additional synergy with expansion of the WiNet and US-BankNet System and expand our Oil and Gas coverage. At the time of the transaction, there were no material relationships between the seller and the Company or any of its affiliates, or any director or officer of the Company, or any associate of any such officer or director. The Company paid $2,000,000 in cash, notes and securities and assumed $61,000 in current liabilities.

The purchase price allocation is as follows (in thousands):

Cash	$1
Accounts receivable	40
Property and equipment	2,020
Deferred revenue	(61)
Total adjusted purchase price	$2,000

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Crosswind Enterprises, Inc., Acquisition

Purchase Price

On January 11, 2008, the Company completed the purchase of substantially all assets from Crosswind Enterprises Inc. Under the asset purchase agreement, the Company acquired the wireless internet service provider, which includes all of the current customers, equipment and network infrastructure equipment. The acquisition will also increase the Company's footprint in west Texas and Eastern New Mexico. This will lead to additional synergy with expansion of the WiNet and US-BankNet System and expand our Oil and Gas coverage. At the time of the transaction, there were no material relationships between the seller and the Company or any of its affiliates, or any director or officer of the Company, or any associate of any such officer or director. The Company paid $650,000 in cash, notes and securities and assumed $3,000 in current liabilities and assumed $71,000 in note payables.

The purchase price allocation is as follows (in thousands):

Accounts receivable	$2
Property and equipment	340
Goodwill	176
Identifiable intangible assets	206
Accounts payable and accrued expenses	(3)
Note payable	(71)
Total adjusted purchase price	$650

The amount allocated to identifiable intangible assets was determined by the company's management. Other intangibles assets are being amortized over their useful life in accordance with the guidance contained in the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets".

Crosswind
Goodwill	$176
Non-compete agreement	50
Customer relationships	156

Total identifiable intangible assets	$382

Momentum Online Computer Services, Inc., Acquisition

Purchase Price

On October 18, 2007, the Company completed the purchase of assets from Momentum Online Computer Services Inc. under the Asset Purchase Agreement dated October 17, 2007. Under the asset purchase agreement, the Company acquired the wireless internet service provider, which includes all of the current customers and network infrastructure equipment of and approximately 33 tower locations. The acquisition will also increase the Company's footprint in Central Texas and will lead to expansion of the Central Texas WiNet and US-BankNet System reaching 36 regional and community bank charters aggregating 462 branch locations. At the time of the transaction, there were no material relationships between the seller and the Company or any of its affiliates, or any director or officer of the Company, or any associate of any such officer or director. The Company paid $1,200,000 in cash, notes and securities and assumed $148,000 in current liabilities and $503,000 in note payables.

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

TSTAR Internet, Inc., Acquisition

Purchase Price

On October 31, 2007, the Company completed the purchase of assets from TSTAR Internet Inc. Under the asset purchase agreement, the Company acquired the wireless internet service provider, which includes all of the current customers, network infrastructure equipment and tower leases. The acquisition will also enhance and increase the Company's footprint in central Texas covering the Llano and Burnet counties. At the time of the transaction, there were no material relationships between the seller and the Company or any of its affiliates, or any director or officer of the Company, or any associate of any such officer or director. The Company paid $1,100,000 in cash, notes and securities and assumed $17,000 in current liabilities and $10,000 in note payables.

The purchase price allocation is as follows (in thousands):

Cash	$13
Property and equipment FMV	253
Goodwill	35
Identifiable intangible assets	826
Accounts payable and accrued expenses	(17)
Note payable	(10)
Total adjusted purchase price	$1,100

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Proforma

The results of operations for Centramedia and Crosswind have been included in the Company’s consolidated statements since the completion of the acquisitions during the year ended December 31, 2008. Momentum and TSTAR have been included in the Company’s consolidated statements of operations since the completion of the acquisitions during the year ended December 31, 2007. The following unaudited pro forma financial information presents the combined results of the Company and the 2008 acquisitions as if the acquisitions had occurred at the beginning 2008 and 2007 for the respective acquisitions (in thousands, except per share amounts):

Unaudited Proforma

	Year Ended	Year Ended
	December 31,	December 31,
	2008	2007

Net Revenue	$6,426	$7,363
Net income (loss)	$(8,943)	$(6,995)
Net income (loss) available to common shareholder	$(8,943)	$(6,995)
Net income (loss) per share-basic	$(0.11)	$(0.17)
Net income (loss) per share-diluted	$(0.11)	$(0.17)

The above unaudited pro forma financial information includes adjustments for depreciation and amortization of identifiable intangible assets.

NOTE 19 - SUBSEQUENT EVENTS

During the first quarter 2009, through March 13, 2009 the Company issued 1,673,542 shares for services and liabilities, issued 512,317 shares for debt financing, issued 4,166,041 shares for equity financing and issued 1,529,799 shares for conversion of preferred stock to common stock.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our directors and executive officers and their ages as of March 10, 2009, are shown below.

Name	Age	Position
H. Dean Cubley	67	Chairman of the Board of Directors and chief executive officer
Richard R. Royall	62	Director and chief financial officer
R. Greg Smith	50	Director and executive vice president
Michael R. Jones	54	Director and chief technical officer
Bartus H. Batson	66	Director

Dr. H. Dean Cubley has served as chairman of ERF Wireless since May 2004 as chief executive officer since October 2006. Dr. Cubley has served as a director of Eagle Broadband, Inc. from March 1996 to September 2006 Dr. Cubley has been involved in forming, funding and opening wireless enterprises for over 30 years.

Richard R. Royall has served as chief financial officer since March 2008. Mr. Royall is a certified public accountant and has been engaged in the private practice of accounting since 1972 with concentration of expertise in accounting, mergers, acquisitions and SEC registrations and filings including implementation of SOX 404 compliance.

Mr. R. Greg Smith has served as executive vice president of ERF Wireless since July 2008, as chief financial officer from August 2004 to March 2008, as the chief executive officer from August 2004 to October 2006, and as a director since August 2004. Mr. Smith's professional background includes 25 years of executive management experience.

Mr. Michael R. Jones has served as a director of ERF Wireless since February 2008.  In March 2009 Mr. Jones became chief technology officer. Mr. Jones’s professional background includes 30 years of executive management and technology innovation.  Prior to joining ERF Wireless as Chief Technology officer, Mr. Jones was an executive with Broadwing for over five years. Mr. Jones was most recently employed by Level3, after its acquisition of Broadwing, where he was senior vice president and chief technology officer.  His extensive successful telecommunications experience includes network design and development, major systems implementation, and network operations with companies such as Broadwing, MCI, Qwest and GTE.

Dr. Bartus H. Batson has served as a director of ERF Wireless since January 2005. Dr. Batson has served as president, chief executive officer and chairman of X-Analog Communications, Inc., since March 1992. Dr. Batson has over 40 years of experience in all fields of telecommunications with a major focus in satellite communications and wireless systems.

Key Employees

John Nagel is currently the managing officer and primary engineer of our oil and gas wireless operations. These operations are currently in New Mexico, Texas and Louisiana and is be expanding to international locations. Prior to this position, Mr. Nagel coordinated our construction and deployment of wireless infrastructure for our banking customers as well as the internal expansion of the network operating center and the acquired networks.  Mr. Nagel has serve as an employee of the Company since May 2004.

Robert McClung has served a executive officer since October 2007 where he is responsible for overseeing the operations of WBS. ERF Wireless acquired his company, Momentum Online Service, in October 2007, where he served as owner operator for the five years prior to our acquisition.

Independence of Directors

Other than Dr. Batson, none of the directors are independent as defined by Rule 10A-3 of the Exchange Act. The board has established an audit committee and compensation committee, both of which are comprised of Dr. Cubley and Dr. Batson. The board serves as the nomination committee as it believes that the board, due to the size, can appropriately participate in the nominee identification and selection process. The board has determined that Dr. Cubley qualifies as an audit committee financial expert as defined in Item 407 of Regulation S-K and that he is not independent.

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

Code of Ethics

The Company has not established a Code of Business Conduct and Ethics. We intend to adopt a Code of Business Conduct and Ethics this fiscal year and will report the adoption of a Code of Business Conduct and Ethics on Form 8-K promptly thereafter.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Objectives of Our Executive Compensation Program

The compensation committee of our Board administers our executive compensation program.  The general philosophy of our executive compensation program is to align executive compensation with the Company’s business objectives and the long-term interests of our stockholders. To that end, the compensation committee believes executive compensation packages provided by the Company to its executives, including the named executive officers, should include both cash and stock-based compensation that reward performance as measured against established goals. In addition, the Company strives to provide compensation that is competitive with other peer group companies and that will allow us to attract, motivate, and retain qualified executives with superior talent and abilities.  Our executive compensation is designed to reward achievement of the Company’s corporate goals.

The Role of the Compensation Committee

The compensation committee has the primary authority to determine the Company’s compensation philosophy and to establish compensation for the Company’s executive officers. The compensation committee oversees the Company’s compensation and benefit plans and policies; administers the Company’s stock option plans; reviews the compensation components provided to officers, employees, and consultants; grants equity compensation to our officers, employees, and consultants; and reviews and makes recommendations to the Board regarding all forms of compensation to be provided to the members of the Board.

The compensation committee generally sets the initial compensation of each executive. The compensation committee annually reviews and in some cases adjusts compensation for executives. Although, the chief executive officer provides recommendations to the compensation committee regarding the compensation of the other executive officers, the compensation committee has full authority over all compensation matters relating to executive officers.

Elements of Executive Compensation

Although the compensation committee has not adopted any formal guidelines for allocating total compensation between equity compensation and cash compensation, it strives to maintain a strong link between executive incentives and the creation of stockholder value.  Executive compensation consists of the following elements:

Base Salary.  Base salaries for our executives are generally established based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies for similar positions and recognizing cost of living considerations. Prior to making its recommendations and determinations, the compensation committee reviews each executive’s:

•	historical pay levels;
•	past performance; and
•	expected future contributions.

The compensation committee does not use any particular indices or formulae to arrive at each executive’s recommended pay level.

Equity Awards.  We also use long-term incentives primarily in the form of stock grants. Employees and executive officers generally receive stock grants at the commencement of employment, the majority of which, if not all, vest upon the attainment of corporate goals. We believe that stock grants are instrumental in aligning the long-term interests of the Company’s employees and executive officers with those of the stockholders.

Executive Officer Compensation

Summary Compensation Table

The following tables set forth certain information regarding our chief executive officer, chief financial officer, and three of our most highly-compensated executive officers whose total annual salary and bonus for the fiscal year ended December 31, 2008 exceeded $100,000.

Name and Principal Position	Year	Salary and Consulting Payments ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)

H. Dean Cubley,	2008	135,000	--	--	15,500	150,500
chief executive officer	2007	157,995	--	--	--	157,995

Richard R. Royall,	2008	203,501	--	--	--	203,501
chief financial officer	2007	--	--	--	--	--

R. Greg Smith,	2008	190,502	50,346	--	7,500	248,348
executive vice president	2007	192,775	--	--	--	192,775

Robert McClung,	2008	150,000	--	--	--	150,000
key employee	2007	25,000	--	--	--	25,000

John Nagel,	2008	110,018	12,705	--	--	122,723
key employee	2007	110,000	--	--	--	110,000

Outstanding Equity Awards at December 31, 2008

The table below sets forth information with respect to our named executive officers regarding the value of equity compensation as of December 31, 2008.

			Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercised Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested ($)
H. Dean Cubley	--	--	--	--	--	--	--	--	--
Richard R. Royall	--	--	--	--	--	3,000,000 (1)	930,000	--	--
R. Greg Smith	250,000	--	--	0.61	07/31/10	2,550,000 (2)	790,500	--	--
Robert McClung	--	--	--	--	--	--	--	--	--
John Nagel	--	--	--	--	--	--	--	--	--
_______________
(1) Mr. Royall is entitled to receive up to 3,000,000 shares of common stock as follows: (i) 1,000,000 shares will be awarded when the Company achieves positive EBITDA (as reported in an Exchange Act filing); (ii) 1,000,000 shares will be awarded when the Company closes a $25 million financing; and (iii) 1,000,000 shares will be awarded when the Company lists on a national stock exchange.
(2) Mr. Smith is entitled to receive a stock grant of up to 2,550,000 shares, as follows.  The ERF Wireless incentive targets up to 1,300,000 shares of common stock: (1) 500,000 shares if the Company achieves positive EBITDA; (ii) 500,000 shares upon cumulative funding of $25 million; and (3) 300,000 shares upon satisfaction of certain acquisition thresholds. The ENS incentive targets up to 500,000 shares of common stock:  (i) 300,000 shares upon achieving 2009 positive EBITDA; and (ii) 200,000 shares upon obtaining 2009 ENS contract values of $1,000,000. The WBS incentive targets up to 750,000 shares of common stock:  (i) 250,000 shares upon securing school district contracts within certain thresholds and (ii) 500,000 shares upon obtaining certain gross profit thresholds on these contracts.
(3) Based on closing price of common stock on December 31, 2008.

Employment and Consulting Agreements

We have entered into employment and consulting agreements with the following named executive officers:

Richard Royall. Mr. Royall’s employment agreement expires January 2011. During the term of his employment, Mr. Royall is entitled to (i) base salary of $200,000 per year, (ii) standard benefits that are available to other Company executive officers, and (iii) a stock grant of up to 3,000,000 shares.

R. Greg Smith.  On July 1, 2008, the Company entered into an executive employment agreement with R. Greg Smith, expiring December 31, 2010.  During the term of his employment, Mr. Smith is entitled to (i) a base salary of $200,000 per year, (ii) standard benefits that are available to other executive officers, and (iii) a stock grant of up to 2,550,000 shares, as follows.  The ERF Wireless incentive targets up to 1,300,000 shares of common stock: (1) 500,000 shares if the Company achieves positive EBITDA; (ii) 500,000 shares upon cumulative funding of $25 million; and (3) 300,000 shares upon satisfaction of certain acquisition thresholds. The ENS incentive targets up to 500,000 shares of common stock:  (i) 300,000 shares upon achieving 2009 positive EBITDA; and (ii) 200,000 shares upon obtaining 2009 ENS contract values of $1,000,000. The WBS incentive targets up to 750,000 shares of common stock:  (i) 250,000 shares upon securing school district contracts within certain thresholds and (ii) 500,000 shares upon obtaining certain gross profit thresholds on these contracts. In the event Mr. Smith employment agreement is terminated without cause he is entitled to receive (i) the balance of this unpaid salary through the term of the agreement, (ii) a one year extension for vesting of stock grants, (iii) and the grant of an option to purchase 500,000 shares of Company common stock at an exercise price equal to the lesser of $.50 a share or the market price on the date of termination, provided that such option terminates on May 31, 2013. Mr. Smith under a previous employment contract which expired in July 2008 received 63,828 shares of our Series A Preferred Stock for total consideration of $31,913.50. As of December 31, 2007, Mr. Smith converted all of his Series A Convertible Preferred Stock into 1,196,070 shares of the Company's common stock.

Director Compensation

Set forth below is information regarding compensation paid to each director during 2008. Additionally, we reimburse our directors for travel and lodging expenses in connection with their attendance at board meetings.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
H. Dean Cubley	15,500	-	-	-	-	-	15,500
R. Greg Smith	7,500	-	-	-	-	-	7,500
Richard R. Royall	-	-	-	-	-	-	-
Bartus H. Batson	11,500	-	-	-	-	-	11,500
Michael Jones	-	-	-	-	-	-	-

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 4, 2009, 108,192,481 shares of common stock were outstanding and 4,085,514 shares of Series A Preferred Stock were outstanding. The following table sets forth, as of such date, information with respect to shares beneficially owned by:

•	each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our directors;

•	each of our named executive officers; and all of our directors and executive officers as a group.

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

	SHARES OF COMMON STOCK BENEFICIALLY OWNED (1)			SHARES OF SERIES A PREFERRED STOCK BENEFICIALLY OWNED			TOTAL PERCENTAGE OF VOTING POWER (2)
NAME AND ADDRESS OF BENEFICIAL OWNER	NUMBER		%	NUMBER		%	NUMBER	%
Frances Cubley (3)	10,252,270	(4)	10.06%	3,871,048	(5)	95%	87,673,230	47.75%
STJV Trust	6,556,151		6.43%	2,468,208		60%	55,920,311	30.46%
Pauline Trust	541,783		0.53%	300,275		7%	6,547,283	3.57%
Carson Family Trust	1,485,174		1.46%	269,124		7%	6,867,654	3.74%
Leopard Family Trust	560,459		0.55%	266,304		7%	5,886,539	3.21%
Jauquine Trust	535,171		0.53%	109,131		3%	2,717,791	1.48%
Systom Trust	573,532		0.56%	458,006		11%	9,733,652	5.30%
R. Greg Smith	2,064,273	(6)	2.03%	-		0%	2,064,273	1.12%
Dr. H. Dean Cubley	560,300		0.55%	-		0%	560,300	0.31%
Richard R. Royall	372,186	(7)	0.37%	-		0%	372,186	0.20%
Dr Bartus H. Batson	142,997		0.14%	-		0%	142,997	0.08%
Mike Jones	184,101		0.18%	-		0%	184,101	0.10%
Robert McClung	791,607		0.78%	-		0%	791,607	0.43%
John Nagel	763,663		0.75%	-		0%	763,663	0.42%
All Executives Officers and Directors as a group	4,879,127		4.79%	-		0%	4,879,127	2.66%
(4 persons)

(1) This column does not include the shares of common stock issuable upon conversion of the Series A Preferred Stock.
(2) This column includes the Series A Preferred Stock right to 20 votes on all matters in which the common stockholders and preferred stockholders vote together.
(3) Dr. H. Dean Cubley has the sole investment and voting power for STJV Trust, Pauline Trust, Carson Trust, Leopard Family Trust, Jauquine Trust and Systom Trust (the "Frances Cubley Trusts").
(4) Includes 10,252,270 shares owned by the Francis Cubley Trusts.
(5) Includes 3,871,048 shares of Series A Preferred Stock held by the Francis Cubley Trusts.
(6) Includes (i) 1,811,606 shares held by Lariat Financial, Inc., a corporation controlled by Mr. Smith and (ii) 250,000 exercisable upon an option.
(7) Includes 372,186 shares owned by Mr. Royall.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company has entered into a professional services agreement with Synchton Incorporated for financial and business support services. The agreement requires Synchton to provide one or more consultants for a total of 100 hours per month. This agreement is automatically renewable on each anniversary date and can be terminated by the Company prior to the renewal date. The Company is obligated to pay Synchton $12,000 per month in cash or shares of common stock. The Company, in its discretion, may issue up to 50% of the monthly fee in common stock at the market price on the date of issuance. Synchton's President is Scott A. Cubley, the son of our chief executive officer.  For the period ended December 31, 2008 and 2007, total fees incurred by the Company under the agreement were $121,000 and $101,000, respectively.

Brian Cubley, son of our chief executive officer, entered into an employment agreement that expires December 31, 2010. During the term of his employment, Mr. Cubley is entitled to the following compensation: (i) base salary of $110,000 per year; (ii) standard benefits that are available to other Company executive officers; and (iii) a stock grant of up to 1,925,000 shares as follows: up to 525,000 shares of common stock will be awarded when the Company achieves certain incremental market capitalization, 1,125,000 shares will be awarded when the Company attain certain incremental cumulative revenue, and 125,000 shares will be awarded when the Company achieves certain incremental recurring revenue streams. In the event Mr. Cubley’s employment agreement is terminated without cause he is entitled to receive (i) the balance of this unpaid salary through the term of the agreement, (ii) a one year extension for vesting of stock grants, (iii) and the grant of an option to purchase150,000 shares of Company common stock at an exercise price equal to the average closing price during the six month period following the termination. As of December 31, 2008, Brian Cubley has earned options to purchase a total 250,000 shares of common stock at an average exercise price of $.52 and expire between July 31, 2009 and July 31, 2011.  During fiscal 2008, Mr. Cubley was paid $115,833 in cash and shares of common stock for services rendered.

The Company during the fourth quarter 2008 signed a debt conversion agreement to convert the unsecured revolving credit facility which provides financing for working capital requirements. The terms of the secured revolving credit facility allow the Company to draw upon the $6.5 million facility as financing requirements dictate and provide for quarterly interest payments at a 12% rate per annum. The line of credit expires March 31, 2011 and can be prepaid without penalty. The Company issued 2,000,000 shares of its Series A Preferred Stock (currently convertible into 37,352,694 shares of common stock) for the conversion of $3,000,000 in debt. As additional consideration for the conversion, when the number of shares of outstanding common stock equals or exceeds 120,000 million shares, the Company agreed to amend the Series A convertible preferred stock designation to increase the voting rights of each preferred share from 20 votes to 50 votes on all matters in which the common stock holders and preferred stock holders vote together. Certain Cubley family related trusts are participants in the Angus Capital revolving credit facility. H. Dean Cubley holds the investment and voting power over certain of these family related trusts while Scott Cubley and Brian Cubley, the adult sons of H. Dean Cubley, have the investment and voting power over the other remaining family trusts.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

General

During the fiscal years ended December 31, 2008, and December 31, 2007, the aggregate fees billed by LBB & Associates LTD., LLP, were as follows:

	December 31,	December 31,
	2008	2007
Audit fees	$113,132	$73,637
Audit related fees	$-	$-
Tax fees	$-	$-
All other fees	$-	$-

Audit Fees

Consists of fees billed for professional services rendered for the audit of our annual consolidated financial statements and review of the quarterly condensed consolidated financial statements and services that are normally provided by LBB & Associates LTD., LLP, in connection with statutory and regulatory filings or engagements.

Audit-Related Fees

Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees."

Tax Fees

Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

All Other Fees

Consists of fees for products and services other than the services reported above.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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
Exhibit 10.13
Asset Purchase Agreement dated August 8, 2005, by and among ERF Wireless, Inc., a Nevada corporation, ERF Enterprise Network Services, Inc., a Texax corporation, and Skyvue USA East Central Texas, Inc., a Texas corporation (10)

Exhibit 10.14	Form of Skyvue Note (11)
Exhibit 10.15	Series A Preferred Conversion Restriction Agreement (11)
Exhibit 10.16	Warrant issued in June 2004(11)
Exhibit 10.17	Employment Agreement with John Burns(11)
Exhibit 10.18	Employment Agreement with Arley Burns(12)
Exhibit 10.19	Amendment of Angus Capital (12)
Exhibit 10.20	Acquisition of Net Yeti (13)
Exhibit 10.21	Acquisition of Door (14)
Exhibit 20.1	List of Subsidiaries(11)
Exhibit 23.1	Consent of Auditor (15)
Exhibit 31.1	Certification of Chief Executive officer and Chief Financial officer pursuant to Rules
and 31.2	13a-14 (a) and 15d-14 (a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (15)
Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.
and 32.2	Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (15)

(1)	Incorporated by reference from the Form 10-QSB for September 30, 2004;
(2)	Incorporated by reference from the Form 10-QSB for June 30, 2004;
(3)	Incorporated by reference from the Form 8-K for May 28, 2004;
(4)	Incorporated by reference from the Form S-8 filed December 29, 2004;
(5)	Incorporated by reference from the Form 10-KSB filed April 15, 2005;
(6)	Incorporated by reference from the Form 10-KSB/A - Amendment No. 1 filed on August 29, 2005;
(7)	Incorporated by reference from the Form 10-QSB for March 31, 2005;
(8)	Incorporated by reference from the Form 10-QSB/A - Amendment No. 1;
(9)	Incorporated by reference from the Form 8-K for September 19, 2005;
(10)	Incorporated by reference from the Form 8-K for August 12, 2005;
(11)	Incorporated by reference from the Form SB-2 filed on December 12, 2005.
(12)	Incorporated by reference from the Form 10-KSB filed April 17, 2007
(13)	Incorporated by reference from the Form 8-K filed on October 20, 2006.
(14)	Incorporated by reference from the Form 8-K filed on December 21, 2006.
(15)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Restated Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ERF WIRELESS, INC.
By: /s/ H. Dean Cubley
Name: H. Dean Cubley Title: Chief Executive Officer Date: March 19, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this restated Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Dr. H. Dean Cubley	Chairman of the Board of Directors	March 19, 2009
Dr. H. Dean Cubley	Principal Executive Officer, and Director

/s/ Richard R. Royall	Director, Chief Financial Officer,	March 19, 2009
Richard R. Royall	Principal Financial Officer and
Principal Accounting Officer

/s/ R. Greg Smith	Director	March 19, 2009
R. Greg Smith

/s/ Michael R. Jones	Director	March 19, 2009
Michael R. Jones

/s/ Dr. Bartus H. Batson	Director	March 19, 2009
Dr. Bartus H. Batson