Form 10-Q
period 2009-03-31
ERF Wireless, Inc.
filed 2009-05-20
CIK 1020646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes   ☐ No

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 111,874,034 common shares issued and outstanding as of May 14, 2009

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
ERF WIRELESS, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2009, AND DECEMBER 31, 2008
($ in thousands except share data)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$656	$348
Accounts receivable, net	345	248
Accounts receivable other	62	52
Inventories	201	193
Costs and profits in excess of billings	558	427
Prepaid expenses and other current assets	461	494
Total current assets	2,283	1,762

Property and equipment
Property and equipment	7,973	7,751
Less: accumulated depreciation	(2,120)	(1,649)
Net property and equipment	5,853	6,102

Goodwill	436	436
Intangible assets, net	912	1,059
Other assets	252	264

Total assets	$9,736	$9,623

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Notes payable and current portion of long-term debt	$1,138	$702
Capital lease and current portion of long-term capital leases	892	861
Accounts payable	853	981
Accrued expenses	1,806	1,269
Derivative liabilities	193	78
Deferred liability and revenue	491	237
Total current liabilities	5,373	4,128

Long-term debt, net of current portion	3,047	2,844
Long-term capital leases, net of current portion	1,408	1,581
Deferred liability and revenue, net of current portion	274	316
Total liabilities	10,102	8,869

Commitments

Shareholders’ equity (deficit):
Preferred stock - $.001 par value
Series A authorized 25,000,000 shares
Issued and outstanding at March 31, 2009 and
December 31, 2008, 3,850,059 and 4,085,514, respectively	4	4
Common stock - $.001 par value
Authorized 475,000,000 shares
Issued and outstanding at March 31, 2009, and
December 31, 2008, 110,578,724 and 101,884,119, respectively	111	102
Additional paid in capital	28,735	27,504
Accumulated deficit	(29,216)	(26,856)
Total shareholders’ equity (deficit)	(366)	754

Total liabilities and shareholders' equity (deficit)	$9,736	$9,623

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)
($ in thousands except share data and loss per share)

	2009	2008

Sales:
Products	$138	$437
Services	1,166	1,219
Other	19	19
Total sales	1,323	1,675

Costs of goods sold:
Products and integration services	368	360
Rent, repairs and maintenance	96	91
Salary and related cost	17	49
Depreciation	265	196
Other cost	58	139
Total costs of goods sold	804	835

Gross profit	519	840
Operating expenses:
Selling, general and administrative	2,238	2,102
Depreciation and amortization	353	231
Total operating expenses	2,591	2,333
Loss from operations	(2,072)	(1,493)
Other income(expenses):
Interest expense, net	(252)	(178)
Derivative income (expense)	(36)	130
Total other income (expense)	(288)	(48)

Net loss	$(2,360)	$(1,541)

Net loss per common share:
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)
($ in thousands)

	2009	2008

Cash flows from operating activities
Net loss	$(2,360)	$(1,541)

Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization of debt discount	39	9
Depreciation and amortization	618	427
Stock issued for services rendered and interest	825	649
Derivative (income) expense	36	(130)
Bad debt expense	-	63
Changes in:
Accounts receivable, net	(97)	(213)
Accounts receivable other	(10)	(30)
Inventories	(8)	(37)
Prepaid expenses	33	37
Costs and profits in excess of billings	(131)	(169)
Accounts payable	(128)	141
Accrued expenses	537	(196)
Deferred liability and revenue	212	(45)
Total adjustment	1,926	506
Net cash used by operating activities	(434)	(1,035)

Cash flows from investing activities
Purchase of property and equipment	(153)	(63)
Business acquisitions, net of cash acquired	-	(171)
Change in other assets	12	(29)
Net cash used by investing activities	(141)	(263)

Cash flows from financing activities
Net proceeds from line of credit	355	38
Proceeds from financing agreements	150	25
Proceeds from subordinated promissory financing	550	-
Payment of debt obligations	(131)	(70)
Payment on capital lease obligations	(210)	(120)
Proceeds from sale of common stock, net	169	272
Net cash provided by financing activities	883	145

Net (decrease) increase in cash	308	(1,153)
Cash and cash equivalents at the beginning of the period	348	2,211
Cash and cash equivalents at the end of the period	$656	$1,058

Supplemental disclosure of cash flow information:
Net cash paid during the year for:
Interest	$84	$79
Income taxes	$-	$-

Supplemental non-cash investing and financing activities:
Conversion of debt through issuance of common stock	$170	$125
Issuance of shares for asset acquisition	$-	$400
Property acquired under capital lease	$68	$588
Note payable for acquisition	$-	$150

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

Our revenues are principally internet and construction. Our internet revenues are recorded in our subsidiary, Wireless Bundled Services, Inc. (“WBS”), construction of bank networks in our subsidiary, Enterprise Network Services, Inc. (“ENS”) and other construction in our subsidiary, Wireless Messaging Services, Inc. (“WMS”). Please refer to segment footnote 10 for additional information regarding the Company’s operating divisions.

BASIS OF ACCOUNTING

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's annual report for the year ended December 31, 2008 filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in the consolidation. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

INVENTORIES

Inventories are valued at the lower of cost or market. The cost is determined by using the average cost method. Inventories consist of the following items as of March 31, 2009 and December 31, 2008, in thousands:

	March 31,	December 31,
	2009	2008
Raw material	$113	$113
Finished goods	88	80
	$201	$193

The Company has pledged all the inventory of WBS of $64,000 and $56,000 as collateral against outstanding notes as of March 31, 2009 and December 31, 2008, respectively.

BASIC LOSS PER SHARE

The Company is required to provide basic and dilutive earnings (loss) per common share information.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods ended March 31, 2009 and 2008, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of fully diluted net loss per common share.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. The effective date of this statement was November 15, 2008. The adoption of SFAS 162 did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R (revised 2007), “Business Combinations” (“SFAS 141R”) and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company has not acquired any intangible assets since adopting FSP SFAS 142-3. As such, there has been no impact to the Company’s financial statements since the January 1, 2009 adoption date.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”), which expands the disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. SFAS 161’s disclosure provisions apply to all entities with derivative instruments subject to SFAS 133 and its related interpretations. The provisions also apply to related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. Such disclosures, as well as existing SFAS 133 required disclosures, generally will need to be presented for every annual and interim reporting period. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. For the three months ended March 31, 2009, we have included the statement’s expanded disclosures about derivative instruments and hedging activities within the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired in connection with a business combination. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effect of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company applied the provisions of SFAS 141R in connection with the acquisition that closed during the first quarter of 2009 (see Note 2 below). The adoption of SFAS 141R did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The adoption of SFAS 160 did not have a material impact on the Company’s consolidated financial statements.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until fiscal years beginning after November 15, 2008. Nonfinancial assets and liabilities that the Company measures at fair value on a non-recurring basis consist primarily of property and equipment, goodwill, and intangible assets, which are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The adoption of FSP FAS 157-2 did not have a material impact on the Company’s consolidated financial statements.

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable consists of the following (in thousands):

	March 31,	December 31,
	2009	2008
Accounts receivable	$817	$731
Allowance for doubtful accounts	(472)	(483)
Accounts receivable, net	$345	$248

The Company has pledged all the accounts receivables of WBS of $279,000 and $374,000 as collateral against outstanding notes and capital leases, as of March 31, 2009 and December 31, 2008, respectively.

NOTE 3 - COMMON STOCK, PREFERRED STOCK AND WARRANTS

The total number of shares of stock of all classes which the Company shall have the authority to issue is 500,000,000, of which 25,000,000 are shares of preferred stock with a par value of $.001 per share ("Preferred Stock"), and 475,000,000 are shares of common stock with a par value of $.001 per share.

COMMON STOCK

As of March 31, 2009, there were 110,578,724 shares of common stock issued and outstanding.

During the three months ended March 31, 2009, the Company issued 3,146,000 shares of common stock in lieu of cash for services rendered against professional services and consulting agreements valued at $423,000, settlement expense of $7,000, salary and compensation of $214,000, other services rendered of $181,000 and notes payable of $170,000.  The Company valued the 3,146,000 shares at the closing market price on the date of issuance of such shares, which were issued in lieu of cash as payment for the following (in thousands):

March 31, 2009	Supplemental Non- Cash Disclosure
Professional fees	$423
Settlements	7
Salary and compensation	214
Other services rendered	181
Total for services, interest, liabilities and compensation	$825

Notes payable	$170

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

During the three months ended March 31, 2009, we issued to various accredited investors an aggregate of 1,151,000 shares of restricted common stock for net consideration of $169,000. We relied on Section 4(2) of the Securities Act in effecting this transaction.

PREFERRED STOCK

The Company has 3,850,059 shares of Series A Preferred Stock issued and outstanding as of March 31, 2009. The Series A Preferred Stock is convertible at holder's option at one preferred share for 18.676347 shares common stock and has a 2:1 liquidation preference. The holder of Series A Preferred Stock is required to give a 65-day notice of conversion to the Company. With respect to the Series A Preferred Stock outstanding at March 31, 2009, the Company would be required to issue 71,905,038 shares of its common stock, subject to certain contractually imposed conversion restrictions as described herein. During the fourth quarter 2005, all of the Series A Preferred Stock holders entered into a conversion restriction agreement whereby all Series A Preferred Stock holders, as a group, are prohibited from converting more than 5% of the total outstanding  Series A Preferred Stock holdings in any one calendar quarter. During the first quarter of 2009, we issued 4,398,000 shares of common stock upon conversion of 235,455 Series A Preferred Stock.

WARRANTS

The Company had warrants outstanding to third parties to purchase 5,294,180 shares of common stock as of March 31, 2009.

Warrants to purchase 389,999 shares of common stock at a purchase price of $3.57 per share were issued by the Company in September 2005 and November 2005. Specifically, the Company issued convertible notes for $1,500,000 to accredited investors and issued warrants to purchase 389,999 shares of common stock at $3.57 per share, subject to adjustment, expiring September 2010, as additional consideration.

Warrants to purchase 4,287,589 shares of Common stock at a purchase price $5.00 per share were issued by the Company during 2006 thru 2009. As of March 31, 2009, the Company has attributed $45,000 in warrant expense.

Warrants to purchase 616,592 shares of common stock at a purchase price of $.45 per share were issued by the Company in March 2009. The Company issued convertible subordinated notes for $550,000 to accredited investors and issued warrants to purchase 616,592 shares of common stock at $.45 per share subject to adjustment from future equity financing if below their exercise price, expiring three years from issuance, as additional consideration.

The following table summarizes warrants that are issued, outstanding and exercisable.

		Options/Warrants
		Issued & Outstanding
		March 31,
Exercise Price	Expiration Date	2009
3.57	Sep-10	389,999
0.45	Mar-12	616,592
5.00	May-09 thru Jan-12	4,287,589
		5,294,180

NOTE 4 - EMPLOYEE STOCK OPTIONS

In April 2008, the Board of directors adopted a Non-Qualified Stock Option Plan whereby 15,000,000 shares were reserved for issuance. There were 95,742 Series A Preferred Stock convertible to 1,788,111 common stock shares granted to certain officers and employees under employment agreements. As of March 31, 2009, 210,557 common stock shares remain to be converted from Series A preferred stock. Also the Company has granted to certain officers and employees 500,000 stock options which are currently exercisable. As of March 31, 2009, under the 2008 Non-Qualified Stock Option Plans, 4,430,811 shares were issued and exercised by certain employees and consultants for services rendered.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Stock Plan activity was as follows for the three months ended March 31, 2009:

2008
Plan
Shares initially reserved	15,000,000

Remaining shares January 01, 2009	12,018,541

Issued	1,449,352

Remaining shares March 31, 2009	10,569,189

Outstanding March 31, 2009	4,430,811

Option activity was as follows for the three months ended March 31, 2009:

	2009
	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	500,000	$0.57
Granted	-	-
Assumed through acquisitions	-	-
Exercised	-	-
Forfeited/cancelled	-	-

Outstanding throughout the period	500,000	$0.57

Exercisable at March 31, 2009	500,000	$0.57

The weighted average fair value of the individual options granted during the three months ended March 31, 2009, is estimated at $0 on the date of grant. Information about options outstanding was as follows at March 31, 2009:

		Remaining		Average
Class	Number	Average Contractual	Number	Exercise
Exercise Price	Outstanding	Life in Years	Exercisable	Price

$0.10	225,000	0.33	225,000	$0.10
$1.38	150,000	0.33	150,000	$1.38
$0.43	125,000	1.83	125,000	$0.43
	500,000	0.88	500,000	$0.57

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 5 - EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amount):

	For the three months ended March 31, 2009
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net loss	$(2,360)	105,980	$(0.02)
Basic EPS:
Loss available to common stockholders	(2,360)	105,980	(0.02)
Effect of dilutive securities	-	-	-
Diluted EPS:
Loss available to common stockholders	$(2,360)	105,980	$(0.02)
and assumed conversions

	For the three months ended March 31, 2008
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net loss	$(1,541)	65,651	$(0.02)
Basic EPS:
Loss available to common stockholders	(1,541)	65,651	(0.02)
Effect of dilutive securities	-	-	-
Diluted EPS:
Loss available to common stockholders	$(1,541)	65,651	$(0.02)
and assumed conversions

For the three months ended March 31, 2009, dilutive securities existed. The effect of the dilutive securities for the year to date ended March 31, 2009, would have been 127,101,062 shares of common stock comprised of the following: 945,946 shares of common stock assuming all debt instruments were converted; 500,000 shares of common stock assuming all employee stock options were exercised; 5,294,180 shares of common stock assuming all warrants were exercised; 14,381,008 shares of common stock assuming all Series A Preferred Stock (limited to 20% per year based on  restrictive covenant) were converted and 105,979,928 shares of weighted average shares of common stock outstanding.  At March 31, 2009 110,578,724 shares of common stock were issued and outstanding.

NOTE 6 - MAJOR CUSTOMERS

The Company had gross sales of approximately $1,323,000 and $1,675,000 for the three months ended March 31, 2009 and 2008, respectively. The Company had one customer that represented approximately 10% of the gross sales in the three months ended March 31, 2009, and had two customers that represented 27% and 13% or 40% of gross sales for the three months ended March 31, 2008.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 7 – NOTES PAYABLE AND LONG-TERM DEBT

Notes payable, long-term debts and capital leases consist of the following as of March 31, 2009 (in thousands):

	Terms	Maturity Date	Interest Rate	Gross Balance	Debt Discount	Net Balance
Bancleasing, Inc.	$10,660 / Month including interest	October-14	11.62%	$540	$-	$540
Agility Capital Lease	$91,457 / Month including interest	Various	18.82%	1,757	-	1,757
Balboa Lease	$225 / Month including interest	June-10	27.74%	3	-	3
Liberty Finance	$517 / Month including interest	September-09	13.97%	3	-	3
Chase Bank	$449 / Month including interest	November-09	5.89%	4	-	4
Blanco National Bank	$3,913 / Month including interest	August-10	9.50%	55	-	55
Premium Assignment, Insurance notes	$2,199 / Month including interest	September-09	8.65%	9	-	9
Robert McClung, Momentum	$23,476 / Quarterly including interest	October-10	7.50%	132	-	132
George Kemper, TSTAR	$38,254 / Quarterly including interest	April-10	7.50%	185	-	185
Shane Griffths, Crosswind	$13,911 / Quarterly including interest	December-10	7.50%	104	-	104
Centramedia	$56,342 / Quarterly including interest	December-11	7.50%	555	-	555
Convertible Subordinated Financing	1 year	Demand	10.00%	550	120	430
Line of credit	2 years/ Quarterly interest (See below)	March-11	12.00%	2,539	-	2,539
E-bond investor notes	3 years/ Semiannual interest (See below)	Various	10.00%	175	6	169
Total debt				$6,611	$126	6,485
Less current maturities						(2,030)
Add back debt discount current maturities						126
Long-term debt						$4,581

INVESTOR NOTES

The following table summarizes the convertible debt derivative liability activity for the period December 31, 2008, to March 31, 2009:

Description	Investor Notes	Warrant Liabilities	Compound Derivative	Total
Fair value at 12-31-08	$-	$28,734	$-	$28,734
01-01-09 to 03-31-09 change in fair value	-	(4,751)	-	(4,751)
Fair value at March 31, 2009	$-	$23,983	$-	$23,983

For the year to date ended March 31, 2009 and 2008, net derivative income was $5,000 and $114,000, respectively.

The following assumptions were used in the fair value determination of warrants liabilities at March 31, 2009:

Assumptions	Warrants 03/31/2009
Dividend yield	0.00%
Risk-free rate for term	0.81%
Volatility	140.00%
Maturity date	1.43 years

A Black-Scholes methodology was used to value the warrants.

LINE OF CREDIT

During 2008, the Company increased its unsecured revolving credit facility with certain private investors from $3 million to $6.5 million maturing March 31, 2011. The terms of the unsecured revolving credit facility allow the Company to draw upon the facility as financing requirements dictate and provide for quarterly interest payments at a 12% rate per annum. At March 31, 2009, the line of credit of totaled $2,539,000.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

E-SERIES BOND INVESTOR NOTE

The Company issued to certain accredited investors a principal amount of $1,200,000 of E-series bonds (the "Bonds") between May 2006 and March 2009, of which $1,025,000 has been converted to common stock leaving a principal amount of $175,000 of Bonds outstanding as of March 31, 2009. The Bonds are due and payable upon maturity, a three-year period from the issuance date. Interest on the Bonds is payable at the rate of 10% per annum, and is payable semiannually. The Bondholder may require the Company to convert the Bond (including any unpaid interest) into shares of common stock at any time only during the first year. If the Bonds are converted under this option, the Company will issue shares representing 100% of the Bond principal and unpaid interest calculated through maturity. The value of the common stock issued under this option will be the lesser of $1.50 or the 20-day trailing average per share closing price of common stock preceding the notice of conversion. If the Bond is converted the Company will issue a warrant to purchase one additional share of common stock at a price of $5.00 for every share of common stock that has been received from the conversion of the Bond principal.

At the Company's discretion at any time after the first year, the Bonds, including the interest payments calculated through the date of conversion may be repaid in cash or in shares of our common Stock, which shares will be valued at the average last sales price of our common stock over the 60-trading-day period preceding any prepayment date. If the Company elects to issue shares of our common stock as repayment of the Bond, we will issue shares representing a value equal to 125% of the Bond principal. If the Company elects to issue shares of our common stock as payment of interest, we will issue shares representing a value equal to 100% of the interest due.

The Bonds were determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature and the redemption option (compound embedded derivative liability). At the date of issuance the Bond, compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the income statement. The Company uses the effective interest method to record interest expense and related debt accretion which was $35,703 for the three months ended March 31, 2009, and the estimated debt accretion for 2009 is $6,090.

The following table summarizes the convertible debt activity for the period May 31, 2006, to March 31, 2009:

Description	E-Series Bonds	Compound Derivative Liability	Total
Fair value at 12-31-08	$164,668	$48,872	$332,079
Fair value issuance at inception	118,539	-	118,539
01-01-09 to 03-31-09 change in fair value	35,704	(1,007)	34,697
Conversions during 2009	(150,000)	-	(150,000)
Fair value at March 31, 2009	$168,911	$47,865	$216,776

For the year to date ended March 31, 2009 and 2008, net derivative income was $1,007 and $39,397, respectively.

CONVERTIBLE SUBORDINATED FINANCING

During March 2009, the Company entered into an agreement with an investment banking firm to raise up to $3,000,000 in convertible subordinated promissory notes.  These notes are unsecured, bear interest at 10% and are due upon the earlier of one year or completion of second private placement.  The note holder has the option of exchanging their notes for an equivalent amount of the subsequent funding transaction or being repaid the principal and interest at this second funding date. In connection with the issuance of the convertible subordinated promissory notes the investors will be issued common stock purchase warrants to purchase up to 616,592 shares of common stock that are exercisable at $.45 per share subject to adjustment from future equity financing if below their exercise price, and expire three years from issuance.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Based on the guidance in SFAS 133 and EITF 07-05, the Company concluded the warrants are required to be accounted for as derivatives as of the issue date due to the reset feature on the exercise price.  At the date of issuance the convertible subordinated financing, warrant derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. The Company records the fair value of these derivatives on its balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statements of operations as “Gain (loss) on derivative liabilities.”  These derivative instruments are not designated as hedging instruments under SFAS 133 and are disclosed on the balance sheet under Derivative Liabilities.

The Company uses the effective interest method to record interest expense and related debt accretion which was $3,703 for the three months ended March 31, 2009, and the estimated debt accretion for 2009 and 2010 are $91,417 and $29,196, respectively.

The following table summarizes the convertible debt activity for the period December 31, 2008, to March 31, 2009:

Description	Bridge Note	Warrant Liabilities	Total
Fair value issuance at inception	$425,684	$124,316	$550,000
03-18-09 to 03-31-09 change in fair value	3,703	(3,634)	69
Conversions from inception to date	-	-	-
Fair value at March 31, 2009	$429,387	$120,682	$550,069

CAPITAL LEASES

Agility Lease Fund, LLC Included in property and equipment at March 31, 2009, is $1,736,000 capitalized equipment, net of amortization. The equipment and one of the Company's bank accounts are the primary collateral securing the financing with a guarantee of repayment by ERF Wireless, Inc.

Banc Leasing Inc., Included in property and equipment at March 31, 2009, is $610,900 capitalized equipment, net of amortization. The equipment is the primary collateral securing the financing.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of March 31, 2009 (in thousands):

Year Ending December 31,
2009	$920
2010	1,045
2011	521
2012	141
2013	128
Thereafter	139
Total minimum lease payments	2,894
Less amount representing interest	(594)
Present value of net minimum lease payments	2,300
Current maturities of capital lease obligations	(892)
Long-term portion of capital lease obligations	$1,408

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 8 – UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts for the three months ended March 31, 2009 are summarized as follows (in thousands):

March 31,
2009
Costs incurred on uncompleted contracts	$3,129
Estimated profit	640
Gross revenue	3,769
Less: billings to date	3,211
Costs and profit in excess of billings	$558

Such amounts are included in the accompanying balance sheets at March 31, 2009 are summarized as follows (in thousands):

March 31,
2009
Cost and estimated earnings in excess of billings on uncompleted contracts	$558

Billings in excess of costs and estimated earnings on uncompleted contracts	-

$558

NOTE 9 - COMMITMENTS

LEASES AND LICENSE AGREEMENTS

For the three months ended March 31, 2009 and 2008, rental expenses of approximately $185,000 and $145,000, respectively, were incurred. The Company accounts for rent expense under leases that provide for escalating rentals over the related lease term on a straight-line method. The Company occupies office and tower facilities under several non-cancelable operating lease agreements expiring at various dates through September 2018, and requiring payment of property taxes, insurance, maintenance and utilities.

Future minimum lease payments under non-cancelable operating leases at March 31, 2009, were as follows:

Period Ending December 31,	Amount ($000)
2009	$465
2010	583
2011	398
2012	52
2013	12
Thereafter	31
Total	$1,541

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

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

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

Oil and Gas Division (O&G)

O&G provides wireless connectivity to rural oil and gas locations primarily via Mobile Broadband Trailers (MBT’s). O&G provides wireless broadband products and services focusing primarily on commercial customers in the oil and gas sector. The Company provides high speed bandwidth to rural North America to serve the Oil and Gas sector. All sales from external customers are located within the United States. The O&G division is a division of WBS.

For the three months ended March 31, 2009 (in thousands)

	WMS	WBS	O&G	ENS	Total
Revenue	$60	$1,096	$10	$157	$1,323
Segment (loss) income	(15)	(675)	(14)	(213)	(917)
Segment assets	61	6,459	266	2,133	8,919
Capital expenditures	-	117	-	49	166
Depreciation and amortization	4	586	4	4	598

Three Months Ended
Reconciliation of Segment Loss from Operations to Net Loss	March 31, 2009
Total segment loss from operations	$(917)
Total corporate overhead including other, net	(1,443)
Net loss	$(2,360)

Reconciliation of Segment Assets to Total Assets	March 31, 2009
Total segment assets	$8,919
Total corporate assets	817
Consolidated assets	$9,736

The accounting policies of the reportable segments are the same as those described in the section titled Basis of Accounting. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation and amortization expense, accounting changes and non-recurring items.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

For the quarter ended March 31, 2009, one customer accounts for $131,000 of Enterprise Network Services Division revenues. At March 31, 2008, one customer accounts for $224,000 of Enterprise Network Services Division revenues and one customer accounts for $453,000 of Wireless Messaging Services Division revenues.

NOTE 11 - SUBSEQUENT EVENTS

During the second fiscal quarter   2009,  the Company issued 855,752 shares of common stock for services rendered and in exchange of liabilities, 409,769 shares of common stock in equity financing and 29,789 shares of common stock upon conversion of preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the other sections of this quarterly report on Form 10-Q, including the financial statements.

OUR MARKETS AND BUSINESS STRATEGY

Historically, our revenues have been generated primarily from Internet and construction services.  Our Internet revenues result from our offering of broadband and basic communications services to residential and enterprise customers.  Our construction revenues result from the construction of bank networks and other services associated with providing wireless products and services to the regional banking industry.  During the first quarter of 2009, approximately 88% of our revenues were generated from internet services and 12% of our revenues were generated from construction services. We expect that our internet services will experience the most growth during fiscal 2009, as we expect to devote significant capital resources to developing the oil and gas market utilizing wireless services.

During the first quarter of fiscal 2009, the Company made significant progress with its strategic business plan as evidenced by the completion and announcement of numerous agreements. These include:

•	The integration of the Centramedia asset acquisition, providing the Company access to a large geographic area in the Panhandle area of Texas;
•	The entry into two exclusive reseller agreements with Schlumberger to market our wireless services and products to the oil and gas industry in the United States, Canada and the Gulf of Mexico.
•	The decision of management to primarily focus capital and personnel resources to deploying wireless services to the oil and gas industry;
•
The completion of a BranchNet encrypted enterprise-class wireless banking network for West Texas State Bank. This high-capacity wireless network connects the West Texas State Bank Operations Center located in Odessa, Texas, with all five of its branch locations in Monahans, Kermit, Midland and Odessa, Texas. The network is comprised of FCC-licensed frequencies creating a 165Mbps backbone, delivering speeds in excess of 40Mbps to each bank location; and

•	The hiring of Mike Jones as our chief technology officer.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2009, COMPARED TO THREE MONTHS ENDED MARCH 31, 2008

The following table sets forth summarized consolidated financial information for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,

($ in thousands)	2009	2008	$ Change	% Change
Total sales	$1,323	$1,675	$(352)	-21%
Cost of goods sold	804	835	(31)	-4%
Gross profit	519	840	(321)	-38%
Gross margin %	39%	50%
Operating expenses	2,591	2,333	258	11%
Loss from operations	(2,072)	(1,493)	(579)	39%
Other income/(expense)	(288)	(48)	(240)	500%
Net loss	(2,360)	(1,541)	(819)	53%

For the three months ended March 31, 2009, the Company's business operations reflected an increase in sales for Wireless Bundled Services and Enterprise Network Services with an offset of decreased sales for Wireless Messaging Services. For the three months ended March 31, 2009, the Company's consolidated operations generated net sales of $1,323,000 compared to prior year net sales of $1,675,000. The $352,000 decrease in net sales is primarily attributable to $436,000 decrease in Wireless Messaging Services attributable to prior year sales with the El Dorado Golf and Beach Club of San Jose del Cabo, Mexico project, without similar sales comparison in the same quarter 2009 and offset with an increase of $59,000 in banking network installation and services and increase of $25,000 in recurring wireless WISP services with the increased growth attributed to recent WISP acquisitions. Product sales decrease $299,000 and service sales decrease $53,000. The decrease is primarily due to prior year sales in the Wireless Messaging Services associated with El Dorado Golf and Beach Club of San Jose del Cabo, Mexico project. For the three months ended March 31, 2009, the Company had a gross profit margin of 39%, compared to a gross profit margin of 50% for the prior year. The $321,000 decreased in gross profit margin percentage is primarily due to net decrease in sales volume which attributed to margins as follows; (i) approximately $115,000 decrease in gross margin attributable to increase depreciation and third party services as result of recent acquisitions  (ii) by approximately $298,000 decreased in gross margin due to lower sales expectation in our wireless infrastructure construction, and (iii) offset by $92,000 increase in gross margins for banking network services due to efficient execution of current banking contracts.

The Company incurred a net loss of $2,360,000 for the three months ended March 31, 2009. The Company's principal components of the net loss for the three months ended March 31, 2009, included approximately $618,000 in depreciation and amortization expenses, $252,000 of interest expense, and $488,000 of other general and administrative expense, $1,164,000 in employment expenses and $586,000 in professional services expense.

SALES INFORMATION

Set forth below is a table presenting summarized sales information for our business segments for the three months ended March 31, 2009 and 2008:

($ in thousands)	Three Months Ended March 31,
Business Segment	2009	% of Total	2008	% of Total	$ Change	% Change
Wireless Messaging Services	$60	4%	$496	30%	$(436)	-88%
Wireless Bundled Services	1,106	84%	1,081	64%	25	2%
Enterprise Network Services	157	12%	98	6%	59	60%
Total Sales	$1,323	100%	$1,675	100%	$(352)	-21%

For the three months ended March 31, 2009, net sales decreased to $1,323,000 from $1,675,000 for the three months ended March 31, 2008. The overall decrease of 21% was attributable to a decrease of $436,000 of Wireless Messaging Services, offset with an increase in Enterprise Network Services of $59,000 and an increase in Wireless Bundled Services of $25,000. The $436,000 decrease in Wireless Messaging Services was primarily attributable to prior year sales with the El Dorado Golf and Beach Club of San Jose del Cabo, Mexico project, without similar sales comparison in the same quarter 2009. The $59,000 increase in banking network installation and services was primarily attributable to executing current bank contracts. The $25,000 increase was primarily attributable to recurring wireless WISP services with recent WISP asset acquisitions.

COST OF GOODS SOLD

The following tables set forth summarized cost of goods sold information for the three months ended March 31, 2009 and 2008:

($ in thousands)	Three Months Ended March 31,
Business Segment	2009	% of Total	2008	% of Total	$ Change	% Change
Wireless Messaging Services	$45	5%	$184	22%	$(139)	-76%
Wireless Bundled Services	625	78%	485	58%	140	29%
Enterprise Network Services	134	17%	166	20%	(32)	-19%
Total Cost of Goods	$804	100%	$835	100%	$(31)	-4%

	Three Months Ended March 31,
($ in thousands)	2009	2008	$ Change	% Change

Products and integration service	$368	$360	$8	2%
Rent and maintenance	96	91	5	5%
Salary and related costs	17	49	(32)	-65%
Depreciation	265	196	69	35%
Other costs	58	139	(81)	-58%
Total Operating Expenses	$804	$835	$(31)	-4%

For the three months ended March 31, 2009, cost of goods sold decreased by $31,000, or 4%, to $804,000 from $835,000 as compared to the three months ended March 31, 2008. The decrease of $31,000 in cost of goods sold is primarily attributable to a decrease in cost of goods sold of $139,000 in WMS due to decreased sales in wireless infrastructure construction, a decrease of cost of goods sold of $32,000 in ENS due to efficient execution of current banking contracts and offset with an increase of $140,000 in cost of goods sold in the WBS due to increase depreciation and third party services as a result of recent acquisitions.

OPERATIONS EXPENSES

The following table sets forth summarized operating expense information for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
($ in thousands)	2009	2008	$ Change	% Change

Employment expenses	$1,164	$1,101	$63	6%
Professional services	586	494	92	19%
Rent and maintenance	108	90	18	20%
Depreciation and amortization	352	230	122	53%
Other general and administrative	381	418	(37)	-9%
Total operating expenses	$2,591	$2,333	$258	11%

For the three months ended March 31, 2009, operating expenses increased by 11% to $2,591,000, as compared to $2,333,000 for the three months ended March 31, 2008. The increases that occurred, as evidenced by the immediately preceding table, are discussed below:

•	A $63,000 increase in employment expense. The increase is primarily attributable to growth of the company through recent acquisitions;

•	A $92,000 increase in professional services. The increase is primarily related to consulting expenses;

•	A $18,000 increase in rent and maintenance. The increase is primarily attributable to growth of the company through recent acquisitions;

•	A $122,000 increase in depreciation and amortization; The increase is primarily attributable to growth of the company through recent acquisitions; and

•	A $37,000 decrease in other general and administrative expense.

OTHER (INCOME) EXPENSE, NET

For the three months ended March 31, 2009, the increase in other expense is primarily attributable to interest expense, net on debt obligations totaling $252,000 and a net derivative expense of $36,000 as compared to interest expense, net of $178,000 and derivative income of $130,000 for the three months ended March 31, 2008. The derivative expense/income represents the net unrealized (non-cash) charge during the three months ended December 31, 2009 and 2008, in the fair value of our derivative instrument liabilities related to warrants and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately.

NET LOSS

For the three months ended March 31, 2009, our net loss was $2,360,000 compared to a loss of $1,541,000 for the three months ended March 31, 2008. The increase in the loss for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008 is primarily attributable to increase in employment, professional services and depreciation and amortization.

CASH FLOWS

The Company's operating activities decreased net cash used by operating activities to $434,000 in the three months ended March 31, 2009, compared to net cash used of $1,035,000 in the three months ended March 31, 2008. The decrease in net cash used by operating activities was primarily attributable to fund an increase in the company's net operating loss $2,360,000, net of $1,482,000 non-cash charges combined with derivative expense $36,000 to equal net non-cash charge of $1,518,000, combined together with $408,000 of cash used by fluctuations in working capital requirements consisting of the combination of accounts receivable, inventory, prepaid expenses, accounts payable, accrued expenses, cost and profit in excess of billings, deferred liability lease and deferred revenue.

The Company's investing activities used net cash of $141,000 in the three months ended March 31, 2009, compared to use of net cash of $263,000 in the three months ended March 31, 2008. The increase in investing activities is primarily growing WISP capabilities through expansion of our infrastructure in Texas, New Mexico and Louisiana.

The Company's financing activities provided net cash of $883,000 in the three months ended March 31, 2009, compared to $145,000 of cash provided in the three months ended March 31, 2008. The cash provided in the three months ended March 31, 2009, was primarily associated with the proceeds from equity financings, subordinated promissory financing, convertible debt financing and the line of credit, net.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2009, the Company's current assets totaled $2,283,000 (including cash and cash equivalents of $656,000); total current liabilities were $5,373,000, resulting in negative working capital of $3,090,000. The Company has funded operations to date primarily through a combination of utilizing cash on hand, borrowings and raising additional capital through the sale of its securities. The Company operation for the three months ended March 31, 2009, was primarily funded by proceeds from the Company's line of credit totaling $355,000, subordinated promissory financing of $550,000, sale of restricted common stock, net to accredited investors of $169,000 and convertible debt financing of $150,000.

CURRENT DEBT FACILITY

At March 31, 2009, the Company had approximately $3,961,000 available on a $6.5 million unsecured revolving credit facility with Angus Capital Partners, which matures in March 2011. The terms of the two-year unsecured revolving credit facility will allow us to draw upon the facility as financing requirements dictate and provides for quarterly interest payments at an annual 12% rate. The loan may be prepaid without penalty or repaid at maturity.

ISSUANCE OF COMMON STOCK

During the three months ended March 31, 2009, we issued to various accredited investors and third parties (i) 1,151,000 shares of restricted common stock for net consideration of $169,000, (ii) 1,697,000 shares for services rendered and debt conversions, and (iii) 4,398,000 shares upon conversion of Series A Preferred Stock. We relied on Section 4(2) of the Securities Act in effecting these transactions. During the three months ended March 31, 2009, we issued 1,449,000 shares of common stock to employees and business consultants, for aggregate consideration of $523,000 of services rendered, pursuant to a registration statement on form S-8.

USE OF WORKING CAPITAL

We believe our cash and available credit facilities afford us adequate liquidity for the balance of fiscal 2009.  We anticipate that we will need additional capital in the future to continue to expand our business operations, which expenditures may include acquisitions and capital expenditures.  We have historically financed our operations through private equity and debt financings. We do not have any commitments for significant equity funding at this time, and additional funding may not be available to us on favorable terms, if at all. As such there is no assurance that we can raise additional capital from external sources, the failure of which could cause us to curtail operations.

CONTRACTUAL OBLIGATIONS

The following table sets forth contractual obligations as of March 31, 2009:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations:
Long-term debt obligations	$5,329	$1,697	$3,632	$-	$-
Capital lease obligations	2,894	920	1,707	256	11
Operating lease obligations	1,541	465	1,034	19	23
Total contractual obligations	$9,764	$3,082	$6,373	$275	$34

The Company's contractual obligations consist of long-term debt of $4,185,000, derivative liabilities of $193,000, unamortized debt discount of $127,000 and interest expense of $825,000 as set forth in Note 7 to the company's financial statements, Notes Payable and Long-Term Debt, and certain obligations for operating leases requiring future minimal commitments under non-cancelable leases set forth in Note 9 - Commitments and Contingencies.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2009, the Company did not have any significant off-balance-sheet arrangements other than certain office and tower facility operating leases requiring minimal commitments under non-cancelable leases disclosed in the table above.

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

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. The effective date of this statement was November 15, 2008. The adoption of SFAS 162 did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R (revised 2007), “Business Combinations” (“SFAS 141R”) and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company has not acquired any intangible assets since adopting FSP SFAS 142-3. As such, there has been no impact to the Company’s financial statements since the January 1, 2009 adoption date.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”), which expands the disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. SFAS 161’s disclosure provisions apply to all entities with derivative instruments subject to SFAS 133 and its related interpretations. The provisions also apply to related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. Such disclosures, as well as existing SFAS 133 required disclosures, generally will need to be presented for every annual and interim reporting period. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. For the three months ended March 31, 2009, we have included the statement’s expanded disclosures about derivative instruments and hedging activities within the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired in connection with a business combination. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effect of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company applied the provisions of SFAS 141R in connection with the acquisition that closed during the first quarter of 2009 (see Note 2 below). The adoption of SFAS 141R did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The adoption of SFAS 160 did not have a material impact on the Company’s consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until fiscal years beginning after November 15, 2008. Nonfinancial assets and liabilities that the Company measures at fair value on a non-recurring basis consist primarily of property and equipment, goodwill, and intangible assets, which are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The adoption of FSP FAS 157-2 did not have a material impact on the Company’s consolidated financial statements.

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

Common Stock Issued for Cash Consideration

On January 21, 2009, an accredited investor acquired 26,215 shares of common stock at $.44 per share.

On February 9, 2009, accredited investors acquired 89,799 shares of common stock at $0.28 per share.

On February 9, 2009, accredited investors acquired 104,866 shares of common stock at $0.24 per share.

On February 9, 2009, accredited investors acquired 33,422 shares of common stock at $0.30 per share.

On February 9, 2009, accredited investors acquired 534,567 shares of common stock at $0.28 per share.

On February 9, 2009, accredited investors acquired 83,556 shares of common stock at $0.30 per share.

On February 9, 2009, accredited investors acquired 233,671 shares of common stock at $0.18 per share.

On March 03, 2000, accredited investors acquired 45,033 shares of common stock at $0.37 per share.

Common Stock Issued for Debt Conversions and Services Rendered

On February 09, 2009, accredited investors acquired 76,687 shares of common stock at $0.33 per share pursuant to a conversion of E-series bonds.

On February 09, 2009, accredited investors acquired 81,699 shares of common stock at $0.31 per share pursuant to a conversion of E-series bonds.

On February 09, 2009, accredited investors acquired 90,744 shares of common stock at $0.28 per share pursuant to a conversion of E-series bonds.

On February 09, 2009, accredited investors acquired 81,699 shares of common stock at $0.31 per share pursuant to a conversion of E-series bonds.

On February 09, 2009, accredited investors acquired 181,488 shares of common stock at $0.28 per share pursuant to a conversion of E-series bonds.

In January, 2009, 254,002 shares of common stock at average price of $.29 per share were issued for services rendered.

In February, 2009, 484,344 shares of common stock at average price of $.35 were issued for services rendered.

In March, 2009, 446,028 shares of common stock at average price of $.32 were issued for services rendered.

Common Stock Issued Upon Conversion of Series A Preferred Stock

On January 20, 2009, an accredited investor acquired 29,789 shares of common stock pursuant to Preferred A Conversions.

On January 27, 2009, an accredited investor acquired 1,500,010 shares of common stock pursuant to Preferred A Conversions.

On February 02, 2009, an accredited investor acquired 1,000,000 shares of common stock pursuant to Preferred A Conversions.

On March 25, 2009, an accredited investor acquired 1,867,634 shares of common stock pursuant to Preferred A Conversions.

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

ERF Wireless, Inc.

By:	/s/ H. Dean Cubley
H. Dean Cubley
Chief Executive Officer
Date:	May 20, 2009