Form 10-Q
period 2009-06-30
ERF Wireless, Inc.
filed 2009-08-19
CIK 1020646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes ☐ No ☐

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 130,037,973 common shares issued and outstanding as of August 18, 2009

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ERF WIRELESS, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2009, AND DECEMBER 31, 2008
($ in thousands except share data)

	June 30,	December 31,
	2009	2008
	(unaudited)

ASSETS

Current assets
Cash and cash equivalents	$180	$348
Accounts receivable, net	283	248
Accounts receivable, other	127	52
Inventories	241	193
Costs and profits in excess of billings	160	427
Prepaid expenses and other current assets	361	494
Total current assets	1,352	1,762

Property and equipment
Property and equipment	8,583	7,751
Less: accumulated depreciation	(2,630)	(1,649)
Net property and equipment	5,953	6,102

Goodwill	1,255	436
Intangible assets, net	1,040	1,059
Other assets	250	264

Total assets	$9,850	$9,623

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Notes payable and current portion of long-term debt	$1,560	$702
Capital leases and current portion of long-term capital leases	908	861
Accounts payable	689	$981
Accrued expenses	1,551	1,269
Derivative liabilities	196	78
Deferred liability and revenue	526	237
Total current liabilities	5,430	4,128

Long-term debt, net of current portion	3,707	2,844
Long-term capital leases, net of current portion	1,187	1,581
Deferred liability and revenue, net of current portion	231	316
Total liabilities	10,555	8,869

Commitments

Shareholders’ equity (deficit):
Preferred stock - $.001 par value
Series A authorized 25,000,000 shares
Issued and outstanding at June 30, 2009, and
December 31, 2008, 3,670,175 and 4,085,514, respectively	4	4
Common stock - $.001 par value
Authorized 475,000,000 shares
Issued and outstanding at June 30, 2009, and
December 31, 2008, 120,294,968 and 101,884,119, respectively	120	102
Additional paid in capital	30,485	27,504
Accumulated deficit	(31,314)	(26,856)
Total shareholders’ equity (deficit)	(705)	754

Total liabilities and shareholders' equity (deficit)	$9,850	$9,623

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)
($ in thousands except share data and loss per share)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Sales:
Products	$17	$3	$154	$440
Services	1,261	1,002	2,447	2,240
Total sales	1,278	1,005	2,601	2,680

Costs of goods sold:
Products and integration services	287	156	655	516
Rent, repairs and maintenance	110	105	206	196
Salary and related cost	-	7	16	56
Depreciation	296	211	561	407
Other cost	8	105	66	244
Total costs of goods sold	701	584	1,504	1,419

Gross profit	577	421	1,097	1,261
Operating expenses:
Selling, general and administrative	2,100	2,125	4,340	4,229
Depreciation and amortization	370	237	722	466
Total operating expenses	2,470	2,362	5,062	4,695
Loss from operations	(1,893)	(1,941)	(3,965)	(3,434)
Other income (expenses):
Interest expense, net	(288)	(170)	(543)	(354)
Derivative income	80	151	45	279
Other income	2	-	5	8
Total other income (expense)	(206)	(19)	(493)	(67)

Net loss	$(2,099)	$(1,960)	$(4,458)	$(3,501)

Net loss per common share:
Basic	$(0.02)	$(0.03)	$(0.04)	$(0.05)
Diluted	$(0.02)	$(0.03)	$(0.04)	$(0.05)

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)
($ in thousands)

	2009	2008

Cash flows from operating activities
Net loss	$(4,458)	$(3,501)

Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of debt discount	89	15
Depreciation and amortization	1,283	874
Stock issued for services rendered and interest	1,375	1,246
Derivative (income)	(45)	(279)
Bad debt expense	37	102
Changes in:
Accounts receivable, net	(39)	(310)
Accounts receivable other	(70)	6
Inventories	(48)	(112)
Prepaid expenses	133	93
Costs and profits in excess of billings	267	267
Accounts payable	(292)	(389)
Accrued expenses	282	(16)
Deferred liability and revenue	203	(87)
Total adjustment	3,175	1,410
Net cash used by operating activities	(1,283)	(2,091)

Cash flows from investing activities
Purchase of property and equipment	(394)	(351)
Business acquisitions, net of cash acquired	(167)	(171)
Change in other assets	14	(56)
Net cash used by investing activities	(547)	(578)

Cash flows from financing activities
Net proceeds from line of credit	818	635
Proceeds from notes payable	150	25
Proceeds from long-term debt obligations	990	-
Payment of long-term debt obligations	(200)	(135)
Payment on capital lease obligations	(430)	(249)
Proceeds from sale of common stock, net	334	272
Net cash provided by financing activities	1,662	548

Net decrease in cash	(168)	(2,121)
Cash and cash equivalents at the beginning of the period	348	2,211
Cash and cash equivalents at the end of the period	$180	$90

Supplemental disclosure of cash flow information:
Net cash paid during the year for:
Interest	$166	$156
Income taxes	$-	$-

Supplemental non-cash investing and financing activities:
Conversion of debt through issuance of common stock	$320	$143
Issuance of shares for asset acquisition	$884	$400
Property acquired under capital lease	$68	$809
Note payable for acquisition	$444	$150

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

BASIS OF ACCOUNTING

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's annual report for the year ended December 31, 2008 filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2008 as reported in form 10-K have been omitted.

INVENTORIES

Inventories are valued at the lower of cost or market. The cost is determined by using the average cost method. Inventories consist of the following items as of June 30, 2009 and December 31, 2008, in thousands:

	June 30,	December 31,
	2009	2008
Raw material	$117	$113
Finished goods	124	80
	$241	$193

The Company has pledged all the inventory of WBS of $124,000 and $56,000 as collateral against outstanding notes as of June 30, 2009 and December 31, 2008, respectively.

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

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

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

NOTE 2 - GOODWILL

At June 30, 2009 and December 31, 2008, goodwill totaled $1,255,000 and $436,000 respectively.

On June 1, 2009, the Company acquired assets from Frontier Internet, LLC and Itexas.net and recorded goodwill of $819,000, which is not subject to amortization.

NOTE 3 - COMMON STOCK, PREFERRED STOCK AND WARRANTS

The total number of shares of stock of all classes which the Company shall have the authority to issue is 500,000,000, of which 25,000,000 are shares of preferred stock with a par value of $.001 per share ("Preferred Stock"), and 475,000,000 are shares of common stock with a par value of $.001 per share.

COMMON STOCK

As of June 30, 2009, there were 120,294,968 shares of common stock issued and outstanding.

During the six months ended June 30, 2009, the Company issued 5,462,000 shares of common stock in lieu of cash for services rendered against professional services and consulting agreements valued at $708,000, settlement expense of $16,000, salary and compensation of $397,000, other services rendered of $254,000 and notes payable of $320,000.  The Company valued the 5,462,000 shares of common stock issued during the six months ended June 30, 2009 at the closing market price on the date of issuance of such shares, which were issued in lieu of cash as payment for the following (in thousands):

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

June 30, 2009	Supplemental Non-Cash Disclosure
Professional fees	$708
Settlements	16
Salary and compensation	397
Other services rendered	254
Total for services, interest, liabilities and compensation	$1,375

Notes payable	$320
Acquisition	$884

During the six months ended June 30, 2009, the Company issued 3,273,000 shares of common stock in lieu of cash for asset acquisitions of $884,000.  The Company valued the 3,273,000 shares at the closing market price on the date of issuance of such shares.

During the six months ended June 30, 2009, we issued to various accredited investors an aggregate of 1,918,000 shares of restricted common stock for net consideration of $334,000. We relied on Section 4(2) of the Securities Act in effecting this transaction.

SUPPLEMENTAL SCHEDULE OF ASSETS ACQUIRED RECONCILING CASH PAID

On June 1, 2009, ERF Wireless, Inc completed the purchase of assets from Frontier Internet LLC and iTexas.net. The schedule below reflects the fair value of assets acquired, liabilities assumed, common stock issued and note payable issued.

Fair value of assets acquired	1,510
Liabilities assumed	(25)
Common stock issued for acquisition	(884)
Note payable issued for acquisition	(434)
Cash paid for acquisition	$167

PREFERRED STOCK

The Company has 3,670,175 shares of Series A Preferred Stock issued and outstanding as of June 30, 2009. The Series A Preferred Stock is convertible at holder's option at one preferred share for 18.676347 shares common stock and has a 2:1 liquidation preference. The holder of Series A Preferred Stock is required to give a 65-day notice of conversion to the Company. With respect to the Series A Preferred Stock outstanding at June 30, 2009, the Company would be required to issue 68,545,462 shares of its common stock, subject to certain contractually imposed conversion restrictions as described herein. During the fourth quarter 2005, all of the Series A Preferred Stock holders entered into a conversion restriction agreement whereby all Series A Preferred Stock holders, as a group, are prohibited from converting more than 5% of the total outstanding  Series A Preferred Stock holdings in any one calendar quarter. During the six months of 2009, we issued 7,758,000 shares of common stock upon conversion of 415,339 Series A Preferred Stock.

WARRANTS

The Company had warrants outstanding to third parties to purchase 6,301,780 shares of common stock as of June 30, 2009.

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

Warrants to purchase 1,109,867 shares of common stock at a purchase price of $.45 per share were issued by the Company through the six months ended June 30, 2009. The Company issued convertible subordinated notes for $990,000 to accredited investors and issued warrants to purchase 1,109,867 shares of common stock at $.45 per share subject to adjustment from future equity financing if below their exercise price, expiring three years from issuance, as additional consideration.

Warrants to purchase 4,801,914 shares of Common stock at a purchase price $5.00 per share were issued by the Company during 2006 thru 2009. For the six months ending 30, 2009, the Company has attributed $55,000 in warrant expense.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The following table summarizes warrants that are issued, outstanding and exercisable.

	Warrants Outstanding
Exercise Price	Expiration Date	December 31, 2008	Issued	Exercised	June 30, 2009
3.57	Sep-10	389,999			389,999
0.45	Mar-12		1,109,867		1,109,867
5.00	August-11 thru May-14	3,775,272	1,026,642		4,801,914
		4,165,271	2,136,509	-	6,301,780

NOTE 4 - EMPLOYEE STOCK OPTIONS

In April 2008, the Board of directors adopted a Non-Qualified Stock Option Plan whereby 15,000,000 shares were reserved for issuance. The Company has granted to certain officers and employees 500,000 stock options which are currently exercisable. As of June 30, 2009, under the 2008 Non-Qualified Stock Option Plans, 5,945,149 shares were issued and exercised by certain employees and consultants for services rendered.

Stock Plan activity was as follows for the six months ended June 30, 2009:

2008
Plan
Shares initially reserved	15,000,000

Remaining shares January 01, 2009	12,018,541

Issued	2,963,690

Remaining shares June 30, 2009	9,054,851

Outstanding June 30, 2009	5,945,149

Option activity was as follows for the six months ended June 30, 2009:

	Shares	Weighted-Average Exercise Price

Outstanding at beginning of year	500,000	$0.57
Granted	-	-
Exercised	-	-
Forfeited/cancelled	-	-

Outstanding at the end of period	500,000	$0.57

Exercisable at June 30, 2009	500,000	$0.57

Information about options outstanding was as follows at June 30, 2009:

		Remaining		Average
Class	Number	Average Contractual	Number	Exercise
Exercise Price	Outstanding	Life in Years	Exercisable	Price

$0.10	225,000	1.08	225,000	$0.10
$1.38	150,000	0.08	150,000	$1.38
$0.43	125,000	1.58	125,000	$0.43
	500,000	0.78	500,000	$0.57

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 5 - EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amount):

	For the six months ended June 30, 2009
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Loss available to common stockholders	$(4,458)	106,905	$(0.04)
Effect of dilutive securities	-	-	-
Diluted EPS:
Loss available to common stockholders and assumed conversions	$(4,458)	106,905	$(0.04)

	For the six months ended June 30, 2008
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Loss available to common stockholders	$(3,501)	70,834	$(0.05)
Effect of dilutive securities	-	-	-
Diluted EPS:
Loss available to common stockholders and assumed conversions	$(3,501)	70,834	$(0.05)

	For the three months ended June 30, 2009
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Loss available to common stockholders	$(2,099)	107,830	$(0.02)
Effect of dilutive securities	-		-
Diluted EPS:
Loss available to common stockholders and assumed conversions	$(2,099)	107,830	$(0.02)

	For the three months ended June 30, 2008
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Loss available to common stockholders	$(1,960)	76,018	$(0.03)
Effect of dilutive securities	-		-
Diluted EPS:
Loss available to common stockholders and assumed conversions	$(1,960)	76,018	$(0.03)

For the six months ended June 30, 2009, dilutive securities existed. The effect of the dilutive securities for the year to date ended June 30, 2009, would have been 128,507,038 shares of common stock comprised of the following: 166,667 shares of common stock assuming all debt instruments were converted; 500,000 shares of common stock assuming all employee stock options were exercised; 6,301,780 shares of common stock assuming all warrants were exercised; 13,709,093 shares of common stock assuming all Series A Preferred Stock (limited to 20% per year based on restrictive covenant) were converted and 107,829,498 shares of weighted average shares of common stock outstanding.  At June 30, 2009 120,294,968 shares of common stock were issued and outstanding.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 6 - MAJOR CUSTOMERS

The Company had gross sales of approximately $2,601,000 and $2,680,000 for the six months ended June 30, 2009 and 2008, respectively. The Company did not have any customers that represented 10% of the gross sales in the six months ended June 30, 2009. The Company had one customer that represented approximately 17% of gross sales for the six months ended June 30, 2008.

NOTE 7 - NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASES

Notes payable, long-term debts and capital leases consist of the following as of June 30, 2009 (in thousands):

	Terms	Maturity Date	Interest Rate	Gross Balance	Debt Discount	Net Balance
Bancleasing, Inc.	$10,660 / Month including interest	October-14	11.62%	$524	$-	$524
Agility Capital Lease	$91,457 / Month including interest	Various	18.82%	1,554	-	1,554
Balboa Lease	$225 / Month including interest	June-10	27.74%	3	-	3
Ervin Leasing	$921 / Month including interest	September-09	12.18%	1	-	1
De Lage Landen Lease	$691 / Month including interest	December-10	19.12%	13	-	13
Liberty Finance	$517 / Month including interest	September-09	13.97%	2	-	2
Toyota	$517 / Month including interest	December-10	8.01%	9	-	9
Blanco National Bank	$3,913 / Month including interest	August-10	9.50%	44	-	44
Premium Assignment, Insurance notes	$2,199 / Month including interest	September-09	8.65%	3	-	3
Robert McClung, Momentum	$23,476 / Quarterly including interest	October-10	7.50%	132	-	132
George Kemper, TSTAR	$38,254 / Quarterly including interest	April-10	7.50%	151	-	151
Shane Griffths, Crosswind	$13,911 / Quarterly including interest	December-10	7.50%	92	-	92
Centramedia	$56,342 / Quarterly including interest	December-11	7.50%	555	-	555
Frontier Internet LLC	$33,846 / Quarterly including interest	May-12	6.00%	369	-	369
Ronnie D Franklin	$6,054 / Quarterly including interest	May-12	6.00%	66	-	66
Convertible Subordinated Financing	1 year	Demand	10.00%	990	171	819
Line of credit	2 years/ Quarterly interest (See below)	March-11	12.00%	3,001	-	3,001
E-bond investor notes	3 years/ Semiannual interest (See below)	Various	10.00%	25	1	24
Total debt				$7,534	$172	7,362
Less current maturities						(2,468)
Add back debt discount current maturities						172
Long-term debt						$5,066

INVESTOR NOTES

The following table summarizes the convertible debt derivative liability activity for the period December 31, 2008, to June 30, 2009 in (000’s):

Description	Investor Notes	Warrant Liabilities	Compound Derivative Liability	Total

Fair value at December 31, 2008	$-	$29	$-	$29
01-01-09 to 03-31-09 change in fair value	-	(5)	-	(5)
04-01-09 to 06-30-09 change in fair value	-	(13)	-	(13)
Fair value at June 30, 2009	$-	$11	$-	$11

For the year to date ended June 30, 2009 and 2008, net derivative income was $18,000 and $242,000, respectively.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The following assumptions were used in the fair value determination of warrants liabilities at June 30, 2009:

	Warrants
Assumptions	3/31/2009	6/30/2009
Dividend yield	0.00%	0.00%
Risk-free rate for term	0.81%	0.56%
Volatility	140.00%	140.00%
Maturity date	1.43 years	1.19 years

A Black-Scholes methodology was used to value the warrants.

LINE OF CREDIT

During 2008, the Company increased its unsecured revolving credit facility with certain private investors from $3 million to $6.5 million maturing March 31, 2011. The terms of the unsecured revolving credit facility allow the Company to draw upon the facility as financing requirements dictate and provide for quarterly interest payments at a 12% rate per annum. At June 30, 2009, the line of credit of totaled $3,001,000.

E-SERIES BOND INVESTOR NOTE

The Company issued to certain accredited investors a principal amount of $1,200,000 of E-series bonds (the "Bonds") between May 2006 and June 2009, of which $1,175,000 has been converted to common stock leaving a principal amount of $25,000 of Bonds outstanding as of June 30, 2009. The Bonds are due and payable upon maturity, a three-year period from the issuance date. Interest on the Bonds is payable at the rate of 10% per annum, and is payable semiannually. The Bondholder may require the Company to convert the Bond (including any unpaid interest) into shares of common stock at any time only during the first year. If the Bonds are converted under this option, the Company will issue shares representing 100% of the Bond principal and unpaid interest calculated through maturity. The value of the common stock issued under this option will be the lesser of $1.50 or the 20-day trailing average per share closing price of common stock preceding the notice of conversion. If the Bond is converted the Company will issue a warrant to purchase one additional share of common stock at a price of $5.00 for every share of common stock that has been received from the conversion of the Bond principal.

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

The Bonds were determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature and the redemption option (compound embedded derivative liability). At the date of issuance the Bond, compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the income statement. The Company uses the effective interest method to record interest expense and related debt accretion which was $41,186 for the six months ended June 30, 2009, and the estimated debt accretion for 2009 is $607.

The following table summarizes the convertible debt activity for the period December 31, 2008, to June 30, 2009 in (000’s):

Description	E-Series Bonds	Compound Derivative Liability	Total

Fair value at December 31, 2008	$165	$49	$214
Fair value issuance at inception	118	-	118
01-01-09 to 03-31-09 change in fair value	36	(1)	35
04-01-09 to 06-30-09 change in fair value	5	(41)	(36)
Conversions during 2009	(300)	-	(300)
Fair value at June 30, 2009	$24	$7	$31

For the year to date ended June 30, 2009 and 2008, net derivative income was $41,745 and $59,864, respectively.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

CONVERTIBLE SUBORDINATED FINANCING

During the period ended June 30th 2009, the Company entered into an agreement with an investment banking firm to raise up to $3,000,000 in convertible subordinated promissory notes. These notes are unsecured, bear interest at 10% and are due upon the earlier of one year or completion of second private placement.  The note holder has the option of exchanging their notes for an equivalent amount of the subsequent funding transaction or being repaid the principal and interest at this second funding date. In connection with the issuance of the convertible subordinated promissory notes the investors will be issued common stock purchase warrants to purchase up to 1,109,867 shares of common stock that are exercisable at $.45 per share subject to adjustment from future equity financing if below their exercise price, and expire three years from issuance.

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

The Company uses the effective interest method to record interest expense and related debt accretion which was $47,821 for the six months ended June 30, 2009, and the estimated debt accretion for 2009 and 2010 are $112,923 and $57,831, respectively.

The following table summarizes the convertible debt activity for the period March 18, 2009, to June 30, 2009 in (000’s):

Description	Bridge Note	Warrant Liabilities	Total

Fair value issuance at inception	$771	$219	$990
03-18-09 to 03-31-09 change in fair value	4	(4)	-
04-01-09 to 06-30-09 change in fair value	44	(37)	7
Conversions from inception to date	-	-	-
Fair value at June 30, 2009	$819	$178	$997

Frontier Internet, LLC.

On June 1, 2009, the Company issued a note to Frontier Internet LLC., totaling $369,000 bearing interest at 6.0% and are secured by the equipment acquired, payable in twelve quarterly payments of $33,846 plus interest.

Ronnie D. Franklin

On June 1, 2009, the Company issued a note to Ronnie D. Franklin., totaling $66,000 bearing interest at 6.0% and are secured by the equipment acquired, payable in twelve quarterly payments of $6,054 plus interest.

CAPITAL LEASES

Agility Lease Fund, LLC Included in property and equipment at June 30, 2009, is $1,542,993 capitalized equipment, net of amortization. The equipment and one of the Company's bank accounts are the primary collateral securing the financing with a guarantee of repayment by ERF Wireless, Inc.

Bancleasing Inc., Included in property and equipment at June 30, 2009, is $610,900 capitalized equipment, net of amortization. The equipment is the primary collateral securing the financing.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of June 30, 2009 (in thousands):

Year Ending December 31,
2009	$612
2010	1,054
2011	524
2012	141
2013	128
Thereafter	139
Total minimum lease payments	2,598
Less amount representing interest	(503)
Present value of net minimum lease payments	2,095
Current maturities of capital lease obligations	(908)
Long-term portion of capital lease obligations	$1,187

NOTE 8 - UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts as of June 30, 2009 and December 31, 2008 are summarized as follows (in thousands):

	June 30,	December 31,
	2009	2008
Costs incurred on uncompleted contracts	$3,123	$2,953
Estimated profit	664	656
Gross revenue	3,787	3,609
Less: billings to date	3,627	3,182
Costs and profit in excess of billings	$160	$427

Such amounts are included in the accompanying balance sheets at June 30, 2009 and December 31, 2008 are summarized as follows (in thousands):

	June 30,	December 31,
	2009	2008
Cost and estimated earnings in excess of billings on uncompleted contracts	$160	$427

Billings in excess of costs and estimated earnings on uncompleted contracts	-	-

	$160	$427

NOTE 9 - COMMITMENTS

LEASES AND LICENSE AGREEMENTS

For the six months ended June 31, 2009 and 2008, rental expenses of approximately $384,000 and $302,000, respectively, were incurred. The Company accounts for rent expense under leases that provide for escalating rentals over the related lease term on a straight-line method. The Company occupies office and tower facilities under several non-cancelable operating lease agreements expiring at various dates through September 2018, and requiring payment of property taxes, insurance, maintenance and utilities.

Future minimum lease payments under non-cancelable operating leases at June 30, 2009, were as follows (in thousands):

Period Ending December 31,	Amount ($000)
2009	$468
2010	595
2011	407
2012	56
2013	14
Thereafter	43
Total	$1,583

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

Oil & Gas Division (O&G)

O&G provides wireless connectivity to rural oil and gas locations primarily via Mobile Broadband Trailers (MBT’s). O&G provides wireless broadband products and services focusing primarily on commercial customers providing high speed bandwidth to rural North America to serve the Oil and Gas sector. All sales from external customers are located within the United States. The O&G division is a division of WBS.

For the six months ended June 30, 2009 (in thousands)

	WMS	WBS	O&G	ENS	Total
Revenue	$91	$2,247	$20	$243	$2,601
Segment (loss) income	(70)	(1,379)	(8)	(379)	(1,836)
Segment assets	(21)	7,404	284	1,837	9,504
Capital expenditures	-	614	-	154	768
Depreciation and amortization	8	1,207	20	7	1,242

Six Months Ended
Reconciliation of Segment Loss from Operations to Net Loss	June 30, 2009
Total segment loss from operations	$(1,836)
Total corporate overhead including other, net	(2,622)
Net loss	$(4,458)

Reconciliation of Segment Assets to Total Assets	June 30, 2009
Total segment assets	$9,504
Total corporate assets	346
Consolidated assets	$9,850

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

For the quarter ended June 30, 2009, one customer accounts for $143,000 of Enterprise Network Services Division revenues. At June 30, 2008, one customer accounts for $457,000 of Wireless Messaging Services Division revenues.

NOTE 11 - BUSINESS COMBINATIONS

FRONTIER INTERNET, LLC, AND ITEXAS NET ACQUISITION

PURCHASE PRICE

On June 1, 2009, ERF Wireless, Inc completed the purchase of assets from Frontier Internet, LLC and iTexas net, which are related companies under an Asset Purchase Agreement dated June 1, 2009. Under the Asset Purchase Agreement, ERF Wireless, Inc acquired the wireless internet service provider ("WISP"), which includes all of the current customers, contract rights, inventory, equipment and network infrastructure equipment. The acquisition will also increase the Company's footprint covering geographic areas in certain cities in North Texas within Hood, Somervell, Johnson and Parker Counties, Texas including portions of the Barnett Shale area that covers approximately 6,000 square miles of natural gas production territory. At the time of the transaction, there were no material relationships between the seller and ERF Wireless, Inc or any of its affiliates, or any director or officer of ERF Wireless, Inc, or any associate of any such officer or director. ERF Wireless, Inc paid $1,485,000 in cash, notes and securities and assumed $25,000 in note payables and capital leases.

The purchase price allocation is as follows (in thousands):

Accounts receivable	$33
Note receivable	5
Property and equipment	370
Goodwill	819
Identifiable intangible assets	283
Note payable	(25)
Total adjusted purchase price	$1,485

NOTE 12 - SUBSEQUENT EVENTS

During the third fiscal quarter 2009, the Company issued 871,739 shares of common stock for services rendered and in exchange of liabilities, and 8,871,266 shares of common stock upon conversion of preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the other sections of this quarterly report on Form 10-Q, including the financial statements.

OUR MARKETS AND BUSINESS STRATEGY

Historically, our revenues have been generated primarily from Internet and construction services.  Our Internet revenues result from our offering of broadband and basic communications services to residential and enterprise customers.  Our construction revenues result from the construction of bank networks and other services associated with providing wireless products and services to the regional banking industry.  During the first half of 2009, approximately 86% of our revenues were generated from internet services and 14% of our revenues were generated from construction services. We expect that our internet services will experience the most growth during fiscal 2009, as we expect to devote significant capital resources to developing the oil and gas market utilizing wireless services.

During the second quarter of fiscal 2009, the Company made significant progress with its strategic business plan as evidenced by the completion and announcement of numerous agreements and activities. These include:

●
The acquisition and integration of integration of two wireless ISP companies operating in the Barnett Shale, Frontier Internet LLC and iTexas.net; adding over $1 million in recurring annual revenues in addition to the future oil and gas potential revenue capability in this area.

●
The announcement of energy sector expert, Douglas Gibson joining ERF as energy industry consultant.  Douglas has an impressive resume of profitable results in company start-ups, development of corporate strategy, international selling and negotiations, and overall technology development.  In the mid-1990’s Gibson founded Petrosol, generating over $110 million in total sales through 2002.  Petrosol, in 2000, became a partner of Sensa, which developed revolutionizing fiber optic sensing technologies for use within the oil and gas industry.  Schlumberger later acquired Sensa in 2001.

●
ERF announced that it had engaged the consulting firm of ACRS 2000 Corp. out of Oklahoma City, OK to assist the company in the preparation of all its applications for portions of the RUS and NTIA stimulus funding designed to accelerate broadband deployment in rural markets.

●	ERF was identified by an independent analyst, Emerging Growth Research LLP, as a very strong candidate to receive stimulus funds in its July 2009 Broadband Stimulus Report.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2009, COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2008

The following table sets forth summarized consolidated financial information for the three months ended June 30, 2009 and 2008:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Total sales	$1,278	$1,005	$273	27%	$2,601	$2,680	$(79)	-3%
Cost of goods sold	701	584	117	20%	1,504	1,419	85	6%
Gross profit	577	421	156	37%	1,097	1,261	(164)	-13%
Percent of total sales	45%	42%			42%	47%
Operating expenses	2,470	2,362	108	5%	5,062	4,695	367	8%
Loss from operations	(1,893)	(1,941)	48	-2%	(3,965)	(3,434)	(531)	15%
Other income/(expense)	(206)	(19)	(187)	984%	(493)	(67)	(426)	636%
Net loss	(2,099)	(1,960)	(139)	7%	(4,458)	(3,501)	(957)	27%

For the three months ended June 30, 2009, the Company's business operations reflected an increase in sales for Wireless Bundled Services and Enterprise Network Services with an offset of decreased sales for Wireless Messaging Services. For the three months ended June 30, 2009, the Company's consolidated operations generated net sales of $1,278,000 compared to prior year net sales of $1,005,000. The $273,000 increase in net sales is primarily attributable to $56,000 increase in banking network installation and services and increase of $258,000 in recurring wireless WISP services with the increased growth attributed to recent WISP acquisitions offset with a $41,000 decrease in Wireless Messaging Services attributable to prior year sales with the El Dorado Golf and Beach Club of San Jose del Cabo, Mexico project, without similar sales comparison in the same quarter 2009.  Product sales increase $14,000 and service sales increase $277,000. The increase is primarily due to recurring wireless WISP services with the increase growth attributed to recent WISP acquisitions. For the three months ended June 30, 2009, the Company had a gross profit margin of 45%, compared to a gross profit margin of 42% for the prior year. The $156,000 increase in gross profit margin percentage is primarily due to net increase in sales volume which attributed to margins as follows; (i) approximately $165,000 increase in gross margin attributable to increase recurring customers as result of recent acquisitions  (ii) $33,000 increase in gross margins for banking network services due to efficient execution of current banking contracts, and (iii) offset by approximately $43,000 decreased in gross margin due to lower sales expectation in our wireless infrastructure construction.

For the six months ended June 30, 2009, the Company's business operations reflected an increase in sales for Wireless Bundled Services and increase sales for Enterprise Network Services with an offset of decreased sales for Wireless Messaging Services. For the six months ended June 30, 2009, the Company's consolidated operations generated net sales of $2,601,000 compared to prior year net sales of $2,680,000. The $79,000 decrease in net sales is primarily attributable to $115,000 increase in banking network installation and services and increase of $283,000 in recurring wireless WISP services with the increased growth attributed to recent WISP acquisitions offset with a $477,000 decrease in Wireless Messaging Services attributable to prior year sales with the El Dorado Golf and Beach Club of San Jose del Cabo, Mexico project.  Product sales decrease $286,000 and offset with services and other increase sales of $207,000. The decrease is primarily due prior year sales with the El Dorado Golf and Beach Club of San Jose del Cabo, Mexico project, without similar sales comparison in year 2009. For the six months ended June 30, 2009, the Company had a gross profit margin of 42%, compared to a gross profit margin of 47% for the prior year. The $164,000 decrease in gross profit margin percentage is primarily due to net decrease in sales volume which attributed to margins as follows; (i) approximately $51,000 increase in gross margin attributable to increase recurring customers base as result of recent acquisitions  (ii) $125,000 increase in gross margins for banking network services due to efficient execution of current banking contracts, and (iii) offset by approximately $340,000 decreased in gross margin due to lower sales expectation in our wireless infrastructure construction.

The Company incurred a net loss of $2,099,000 for the three months ended June 30, 2009. The Company's principal components of the net loss for the three months ended June 30, 2009, included approximately $666,000 in depreciation and amortization expenses, $288,000 of interest expense, and $447,000 of other general and administrative expense, $1,169,000 in employment expenses and $368,000 in professional services expense.

The Company incurred a net loss of $4,458,000 for the six months ended June 30, 2009. The Company's principal components of the net loss for the six months ended June 30, 2009, included approximately $1,283,000 in depreciation and amortization expenses, $543,000 of interest expense, and $828,000 of other general and administrative expense, $2,333,000 in employment expenses and $955,000 in professional services expense.

SALES INFORMATION

Set forth below is a table presenting summarized sales information for our business segments for the three and six months ended June 30, 2009 and 2008:

($ in thousands)	Three Months Ended June 30,
Business Segment	2009	% of Total	2008	% of Total	$ Change	% Change
Wireless Messaging Services	$31	2%	$72	7%	$(41)	-57%
Wireless Bundled Services	1,161	91%	903	90%	258	29%
Enterprise Network Services	86	7%	30	3%	56	187%
Total Sales	$1,278	100%	$1,005	100%	$273	27%

($ in thousands)	Six Months Ended June 30,
Business Segment	2009	% of Total	2008	% of Total	$ Change	% Change
Wireless Messaging Services	$91	4%	$568	21%	$(477)	-84%
Wireless Bundled Services	2,267	87%	1,984	74%	283	14%
Enterprise Network Services	243	9%	128	5%	115	90%
Total Sales	$2,601	100%	$2,680	100%	$(79)	-3%

For the three months ended June 30, 2009, net sales increased to $1,278,000 from $1,005,000 for the three months ended June 30, 2008. The overall increase of 27% was attributable to an increase of $258,000 of Wireless Bundled Services and an increase $56,000, increase in Enterprise Network Services offset with a decrease in Wireless Messaging Services of $41,000. The $41,000 decrease in Wireless Messaging Services was primarily attributable to prior year sales with the El Dorado Golf and Beach Club of San Jose del Cabo, Mexico project, without similar sales comparison in the same year in 2009. The $56,000 increase in banking network installation and services was primarily attributable to executing current bank contracts. The $258,000 increase was primarily attributable to recurring wireless WISP services with recent WISP asset acquisitions.

For the six months ended June 30, 2009, net sales decrease to $2,601,000 from $2,680,000 for the six months ended June 30, 2008. The overall decrease of 3% was attributable to an increase of $283,000 of Wireless Bundled Services and an increase $115,000, increase in Enterprise Network Services offset with a decrease in Wireless Messaging Services of $477,000. The $477,000 decrease in Wireless Messaging Services was primarily attributable to prior year sales with the El Dorado Golf and Beach Club of San Jose del Cabo, Mexico project, without similar sales comparison in the same year in 2009. The $115,000 increase in banking network installation and services was primarily attributable to executing current bank contracts. The $283,000 increase was primarily attributable to recurring wireless WISP services with recent WISP asset acquisitions.

COST OF GOODS SOLD

The following tables set forth summarized cost of goods sold information for the three months ended June 30, 2009 and 2008:

($ in thousands)	Three Months Ended June 30,
Business Segment	2009	% of Total	2008	% of Total	$ Change	% Change
Wireless Messaging Services	$55	8%	$51	9%	$4	8%
Wireless Bundled Services	616	88%	524	89%	92	18%
Enterprise Network Services	30	4%	9	2%	21	233%
Total cost of sales	$701	100%	$584	100%	$117	20%

	Three Months Ended June 30,
($ in thousands)	2009	2008	$ Change	% Change

Products and integration service	$287	$156	$131	84%
Rent and maintenance	110	105	5	5%
Salary and related cost	-	7	(7)	-100%
Depreciation	296	211	85	40%
Other costs	8	105	(97)	-92%
Total cost of sales	$701	$584	$117	20%

The following tables set forth summarized cost of goods sold information for the six months ended June 30, 2009 and 2008:

($ in thousands)	Six Months Ended June 30,
	2009	% of Total	2008	% of Total	$ Change	% Change
Wireless Messaging Services	$99	7%	$235	17%	$(136)	-58%
Wireless Bundled Services	1,241	82%	1,009	71%	232	23%
Enterprise Network Services	164	11%	175	12%	(11)	-6%
Total cost of sales	$1,504	100%	$1,419	100%	$85	6%

	Six Months Ended June 30,
($ in thousands)	2009	2008	$ Change	% Change

Products and integration service	$655	$516	$139	27%
Rent and maintenance	206	196	10	5%
Salary and related cost	16	56	(40)	-71%
Depreciation	561	407	154	38%
Other costs	66	244	(178)	-73%
Total cost of sales	$1,504	$1,419	$85	6%

For the three months ended June 30, 2009, cost of goods sold increase by $117,000, or 20%, to $701,000 from $584,000 as compared to the three months ended June 30, 2008. The increase of $117,000 in cost of goods sold is primarily attributable to an increase of $92,000 in WBS due to increase depreciation and third party and services as a result of recent acquisitions, increase $21,000 in ENS and an increase of $4,000 in WMS.

For the six months ended June 30, 2009, cost of goods sold increase by $85,000, or 6%, to $1,504,000 from $1,419,000 as compared to the six months ended June 30, 2008. The increase of $85,000 in cost of goods sold is primarily attributable to an increase of $232,000 in WBS due to increase depreciation and third party and services as a result of recent acquisitions, offset with a decrease of cost of goods sold of $11,000 in ENS and a decrease of $136,000 in cost of goods sold due to decrease sales over the same period last year.

OPERATING EXPENSES

The following table sets forth summarized operating expense information for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change

Employment expenses	$1,169	$1,139	$30	3%	$2,333	$2,240	$93	4%
Professional services	368	477	(109)	-23%	955	971	(16)	-2%
Rent and maintenance	116	94	22	23%	224	184	40	22%
Research and development	-	18	(18)	100%	-	18	(18)	100%
Depreciation and amortization	370	237	133	56%	722	466	256	55%
Other general and administrative	447	397	50	13%	828	816	12	1%
Total operating expenses	$2,470	$2,362	$108	5%	$5,062	$4,695	$367	8%

For the three months ended June 30, 2009, operating expenses increased by 5% to $2,470,000, as compared to $2,362,000 for the three months ended June 30, 2008. The increases that occurred, as evidenced by the immediately preceding table, are discussed below:

●	A $30,000 increase in employment expense. The increase is primarily attributable to growth of the company through recent acquisitions;

●	A $109,000 decrease in professional services. The decrease is primarily related to consulting expenses;

●	A $22,000 increase in rent and maintenance. The increase is primarily attributable to growth of the company through recent acquisitions;

●	A $133,000 increase in depreciation and amortization; The increase is primarily attributable to growth of the company through recent acquisitions; and

●	A $50,000 increase in other general and administrative expense.

For the six months ended June 30, 2009, operating expenses increased by 14% to $5,369,000, as compared to $4,695,000 for the six months ended June 30, 2008. The increases that occurred, as evidenced by the immediately preceding table, are discussed below:

●	A $93,000 increase in employment expense. The increase is primarily attributable to growth of the company through recent acquisitions;

●	A $16,000 decrease in professional services. The decrease is primarily related to consulting expenses;

●	A $40,000 increase in rent and maintenance. The increase is primarily attributable to growth of the company through recent acquisitions;

●	A $256,000 increase in depreciation and amortization; The increase is primarily attributable to growth of the company through recent acquisitions; and

●	A $12,000 increase in other general and administrative expense.

OTHER (INCOME) EXPENSE, NET

For the six months ended June 30, 2009, the increase in other expense is primarily attributable to interest expense, net on debt obligations totaling $543,000 and a net derivative income of $45,000 as compared to interest expense, net of $354,000 and derivative income of $279,000 for the six months ended June 30, 2008. The derivative expense/income represents the net unrealized (non-cash) charge during the six months ended June 30, 2009 and 2008, in the fair value of our derivative instrument liabilities related to warrants and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately.

NET LOSS

For the six months ended June 30, 2009, our net loss was $4,458,000 compared to a loss of $3,501,000 for the six months ended June 30, 2008. The increase in the loss for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008 is primarily attributable to increase in employment, other general administrative and depreciation and amortization.

CASH FLOWS

The Company's operating activities decreased net cash used by operating activities to $1,283,000 in the six months ended June 30, 2009, compared to net cash used of $2,091,000 in the six months ended June 30, 2008. The decrease in net cash used by operating activities was primarily attributable to fund an increase in the company's net operating loss of $4,458,000, net of $2,739,000 non-cash charges and combine with $436,000 of cash used by fluctuations in working capital requirements consisting of the combination of accounts receivable, inventory, prepaid expenses, accounts payable, accrued expenses, cost and profit in excess of billings, deferred liability lease and deferred revenue.

The Company's investing activities used net cash of $547,000 in the six months ended June 30, 2009, compared to use of net cash of $578,000 in the six months ended June 30, 2008. The increase in investing activities is primarily growing WISP capabilities through expansion of our infrastructure in Texas, New Mexico and Louisiana.

The Company's financing activities provided net cash of $1,662,000 in the six months ended June 30, 2009, compared to $548,000 of cash provided in the six months ended June 30, 2008. The cash provided in the six months ended June 30, 2009, was primarily associated with the proceeds from equity financings, subordinated promissory financing, convertible debt financing and the line of credit, net.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2009, the Company's current assets totaled $1,352,000 (including cash and cash equivalents of $180,000); total current liabilities were $5,430,000, resulting in negative working capital of $4,078,000. The Company has funded operations to date primarily through a combination of utilizing cash on hand, borrowings and raising additional capital through the sale of its securities. The Company operation for the six months ended June 30, 2009, was primarily funded by proceeds from the Company's line of credit totaling $818,000, subordinated promissory financing of $990,000, sale of restricted common stock, net to accredited investors of $334,000 and convertible debt financing of $150,000.

CURRENT DEBT FACILITY

At June 30, 2009, the Company had approximately $3,499,000 available on a $6.5 million unsecured revolving credit facility with Angus Capital Partners, which matures in March 2011. The terms of the two-year unsecured revolving credit facility will allow us to draw upon the facility as financing requirements dictate and provides for quarterly interest payments at an annual 12% rate. The loan may be prepaid without penalty or repaid at maturity.

ISSUANCE OF COMMON STOCK

During the six months ended June 30, 2009, we issued to various accredited investors and third parties (i) 1,918,000 shares of restricted common stock for net consideration of $334,000, (ii) 5,772,000 shares for services rendered and debt conversions, and (iii) 7,758,000 shares upon conversion of Series A Preferred Stock. We relied on Section 4(2) of the Securities Act in effecting these transactions. During the six months ended June 30, 2009, we issued 2,964,000 shares of common stock to employees and business consultants, for aggregate consideration of $978,000 of services rendered, pursuant to a registration statement on form S-8.

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

CONTRACTUAL OBLIGATIONS

The following table sets forth contractual obligations as of June 30, 2009:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations:
Long-term debt obligations	$6,612	$1,995	$4,617	$-	$-
Capital lease obligations	2,598	612	1,719	256	11
Operating lease obligations	1,583	468	1,058	24	33
Total contractual obligations	$10,793	$3,075	$7,394	$280	$44

The Company's contractual obligations consist of long-term debt of $5,267,000, derivative liabilities of $196,000, unamortized debt discount of $172,000 and interest expense of $977,000 as set forth in Note 7 to the company's financial statements, Notes Payable, Long-Term Debt, Capital Leases and certain obligations for operating leases requiring future minimal commitments under non-cancelable leases set forth in Note 9 - Commitments .

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2009, the Company did not have any significant off-balance-sheet arrangements other than certain office and tower facility operating leases requiring minimal commitments under non-cancelable leases disclosed in the table above.

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

On March 03, 2009, accredited investors acquired 45,033 shares of common stock at $0.37 per share.

On April 01, 2009, accredited investors acquired 40,976 shares of common stock at $0.29 per share.

On June 17, 2009, accredited investors acquired 726,129 shares of common stock at $0.37 per share.

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

On June 15, 2009, accredited investors acquired 102,604 shares of common stock at $0.32 per share pursuant to a conversion of E-series bonds.

On June 30, 2009, accredited investors acquired 620,528 shares of common stock at $0.30 per share pursuant to a conversion of E-series bonds.

In January, 2009, 254,002 shares of common stock at average price of $.29 per share were issued for services rendered.

In February, 2009, 484,344 shares of common stock at average price of $.35 were issued for services rendered.

In March, 2009, 240,000 shares of common stock at average price of $.39 were issued for services rendered.

In June, 2009, 3,332,860 shares of common stock at average price of $.27 were issued for services rendered.

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

On April 02, 2009, an accredited investor acquired 29,789 shares of common stock pursuant to Preferred A Conversions.

On May 26, 2009, an accredited investor acquired 3,300,000 shares of common stock pursuant to Preferred A Conversions.

On June 11, 2009, an accredited investor acquired 29,789 shares of common stock pursuant to Preferred A Conversions.

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

ERF Wireless, Inc.

By:	/s/ H. Dean Cubley
H. Dean Cubley Chief Executive Officer
Date:	August 19, 2009