Form 10-Q
period 2009-09-30
ERF Wireless, Inc.
filed 2009-11-23
CIK 1020646

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Yes [ X ] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes [_] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [_]     Accelerated filer [_]
Non-accelerated filer [_]       Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 144,380,967 common shares issued and outstanding as of November 20, 2009

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

ERF WIRELESS, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2009, AND DECEMBER 31, 2008
($ in thousands except share data)

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$162	$348
Accounts receivable, net	322	248
Accounts receivable, other	167	52
Inventories	273	193
Costs and profits in excess of billings	86	427
Prepaid expenses and other current assets	312	494
Total current assets	1,322	1,762

Property and equipment
Property and equipment	8,834	7,751
Less: accumulated depreciation	(3,171)	(1,649)
Net property and equipment	5,663	6,102

Goodwill	1,255	436
Intangible assets, net	869	1,059
Other assets	245	264
Total assets	$9,354	$9,623

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable and current portion of long-term debt	$1,846	$702
Capital leases and current portion of long-term capital leases	901	861
Accounts payable	869	981
Accrued expenses	1,573	1,269
Derivative liabilities	328	78
Deferred liability and revenue	530	237
Total current liabilities	6,047	4,128

Long-term debt of line of credit, net of current portion	4,143	2,183
Long-term debt, net of current portion	632	661
Long-term capital leases, net of current portion	969	1,581
Deferred liability and revenue, net of current portion	190	316
Total liabilities	11,981	8,869

Commitments

Shareholders’ equity (deficit):
Preferred stock - $.001 par value
Series A authorized 25,000,000 shares Issued and outstanding at September 30, 2009, and December 31, 2008, 3,043,580 and 4,085,514, respectively	3	4
Common stock - $.001 par value
Authorized 475,000,000 shares Issued and outstanding at September 30, 2009, and December 31, 2008, 134,006,097 and 101,884,119, respectively	134	102
Additional paid in capital	31,073	27,504
Accumulated deficit	(33,837)	(26,856)
Total shareholders’ equity (deficit)	(2,627)	754

Total liabilities and shareholders' equity (deficit)	$9,354	$9,623

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)
($ in thousands except share data and loss per share)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Sales:
Products	$75	$40	$230	$480
Services	1,429	1,101	3,875	3,341
Total sales	1,504	1,141	4,105	3,821

Costs of goods sold:
Products and integration services	356	374	1,012	953
Rent, repairs and maintenance	124	103	330	299
Salary and related cost	2	18	18	74
Depreciation	333	239	894	646
Other cost	20	-	86	181
Total costs of goods sold	835	734	2,340	2,153
Gross profit	669	407	1,765	1,668
Operating expenses:
Selling, general and administrative	2,422	2,116	6,761	6,345
Depreciation and amortization	379	208	1,101	674
Total operating expenses	2,801	2,324	7,862	7,019
Loss from operations	(2,132)	(1,917)	(6,097)	(5,351)
Other income (expense):
Interest expense, net	(347)	(262)	(890)	(616)
Derivative income (expense)	(47)	8	(2)	287
Gain on sale of assets	-	25	-	25
Other income	3	2	8	10
Total other income (expense)	(391)	(227)	(884)	(294)
Net loss	$(2,523)	$(2,144)	$(6,981)	$(5,645)
Net loss per common share:
Basic	$(0.02)	$(0.03)	$(0.06)	$(0.08)
Diluted	$(0.02)	$(0.03)	$(0.06)	$(0.08)

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)
($ in thousands)
	2009	2008

Cash flows from operating activities
Net loss	$(6,981)	$(5,645)

Adjustments to reconcile net loss to net cashused by operating activities:
Gain on sale of assets	-	(25)
Amortization of debt discount	149	27
Depreciation and amortization	1,996	1,320
Stock issued for services rendered and interest	1,976	1,819
Derivative (income) expense	2	(287)
Bad debt expense	90	165
Changes in:
Accounts receivable, net	(131)	(330)
Accounts receivable, other	(110)	(22)
Inventories	(80)	(102)
Prepaid expenses	182	134
Costs and profits in excess of billings	341	234
Accounts payable	(112)	(271)
Accrued expenses	304	110
Deferred liability and revenue	167	(131)
Total adjustment	4,774	2,641
Net cash used by operating activities	(2,207)	(3,004)

Cash flows from investing activities
Proceeds from sale of assets	-	27
Purchase of property and equipment	(645)	(617)
Business acquisitions, net of cash acquired	(167)	(171)
Change in other assets	19	(90)
Net cash used by investing activities	(793)	(851)

Cash flows from financing activities
Net proceeds from line of credit	1,960	2,134
Proceeds from notes payable	150	50
Proceeds from long-term debt obligations	1,390	-
Payment of long-term debt obligations	(364)	(214)
Payment on capital lease obligations	(656)	(401)
Proceeds from sale of common stock, net	334	270
Net cash provided by financing activities	2,814	1,839

Net decrease in cash	(186)	(2,016)
Cash and cash equivalents at the beginning of the period	348	2,211
Cash and cash equivalents at the end of the period	$162	$195

Supplemental disclosure of cash flow information:
Net cash paid during the year for:
Interest	$254	$186
Income taxes	$-	$-

Supplemental non-cash investing and financing activities:
Conversion of debt through issuance of common stock	$320	$167
Issuance of shares for asset acquisition	$884	$400
Property acquired under capital lease	$68	$1,191
Note payable for acquisition	$444	$150

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

We have evaluated subsequent events through November 20, 2009, the date the consolidated financial statements were available to be issued.

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

INVENTORIES

Inventories are valued at the lower of cost or market. The cost is determined by using the average cost method. Inventories consist of the following items as of September 30, 2009 and December 31, 2008, in thousands:

	September 30,	December 31,
	2009	2008
Raw material	$100	$113
Finished goods	173	80
	$273	$193

The Company has pledged all the inventory of WBS of $173,000 and $56,000 as collateral against outstanding notes as of September 30, 2009 and December 31, 2008, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2009, the FASB established the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles (“GAAP”) in the United States. This guidance was included in the Codification under FASB Accounting Standard Codification (“ASC”) Topic 105, Generally Accepted Accounting Principles. All prior accounting standard documents were superseded by the Codification and any accounting literature not included in the Codification is no longer authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The Codification became effective for the Company beginning with the third quarter of 2009. Therefore, beginning with the third quarter of 2009, all references made by the Company in its consolidated condensed financial statements use the new Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, did not have a material impact on the Company’s consolidated condensed financial statements.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

In April 2008, the FASB issued a pronouncement on what is now codified as FASB ASC Topic 350, Intangibles – Goodwill and Other.  This pronouncement amends the factors to be considered in determining the useful life of intangible assets accounted for pursuant to previous topic guidance. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and its adoption had no effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued a pronouncement on what is now codified as FASB ASC Topic 815, Derivatives and Hedging. This pronouncement requires enhanced disclosure about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the pronouncement is to provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. This pronouncement became effective in the first quarter of 2009, and its adoption from January 1, 2009 had no effect on the Company’s consolidated financial statements.

On January 1, 2009, the Company adopted Accounting Standards Codification (“ASC”) Topic 810-10-65, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment to ARB No. 51”. The objective of this guidance was to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 810-10-65 requires the reclassification of noncontrolling interests, also referred to as minority interest, to the equity section of the consolidated balance sheet presented upon adoption. Minority interest expense is no longer separately reported as a reduction to net income on the consolidated income statement, but is instead shown below net income under the heading “net earnings (loss) attributable to noncontrolling interests.” Total provision for income taxes remains unchanged; however, the Company’s effective tax rate as calculated from the balances shown on the consolidated income statement has changed as net earnings (loss) attributable to noncontrolling interests is no longer included in the determination of income from continuing operations. The Company has changed the presentation of its noncontrolling interests in compliance with this requirement.

In February 2008, the FASB issued ASC 820 — 10 (formerly “Financial Staff Position SFAS No. 157-2”), which delayed the effective date of ASC 820 - 10 (formerly “SFAS No. 157”) for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. Nonfinancial assets and liabilities that the Company measures at fair value on a non-recurring basis consist primarily of property and equipment, goodwill, and intangible assets, which are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).The adoption of the provisions of ASC 820-10 did not have a material impact on the Company’s consolidated financial position and results of operations or cash flows.

Effective June 30, 2009, the Company adopted guidance issued by the FASB and included in ASC 855-10, “Subsequent Events,” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events.

NOTE 2 - COMMON STOCK, PREFERRED STOCK AND WARRANTS

The total number of shares of stock of all classes which the Company shall have the authority to issue is 500,000,000, of which 25,000,000 are shares of preferred stock with a par value of $.001 per share ("Preferred Stock"), and 475,000,000 are shares of common stock with a par value of $.001 per share.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

COMMON STOCK

As of September 30, 2009, there were 134,006,097 shares of common stock issued and outstanding.

During the nine months ended September 30, 2009, the Company issued 7,473,000 shares of common stock which was valued at the closing market price on the date of issuance of such shares, which were issued in lieu of cash as payment for the following (in thousands):

September 30, 2009	Supplemental Non-Cash Disclosure
Professional fees	$1,043
Settlements	32
Salary and compensation	608
Other services rendered	293
Total for services, interest, liabilities and compensation	$1,976

Notes payable	$320

During the nine months ended September 30, 2009, the Company issued 3,273,000 shares of common stock in lieu of cash for asset acquisitions of $884,000.  The value of the 3,273,000 common shares was based on the average market price of the Company’s common shares over the 2-day period before and after the terms of the acquisition were agreed to and announced.

During the nine months ended September 30, 2009, we issued to various accredited investors an aggregate of 1,918,000 shares of restricted common stock for net consideration of $334,000. We relied on Section 4(2) of the Securities Act in effecting this transaction.

PREFERRED STOCK

The Company has 3,043,580 shares of Series A Preferred Stock issued and outstanding as of September 30, 2009. The Series A Preferred Stock is convertible at holder's option at one preferred share for 18.676347 shares common stock and has a 2:1 liquidation preference. The holder of Series A Preferred Stock is required to give a 65-day notice of conversion to the Company. With respect to the Series A Preferred Stock outstanding at September 30, 2009, the Company would be required to issue 56,842,956 shares of its common stock, subject to certain contractually imposed conversion restrictions as described herein. During the fourth quarter 2005, all of the Series A Preferred Stock holders entered into a conversion restriction agreement whereby all Series A Preferred Stock holders, as a group, are prohibited from converting more than 5% of the total outstanding  Series A Preferred Stock holdings in any one calendar quarter. During the nine months of 2009, we issued 19,458,000 shares of common stock upon conversion of 1,041,934 Series A Preferred Stock.

WARRANTS

The Company had warrants outstanding to third parties to purchase 6,750,210 shares of common stock as of September 30, 2009.

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

Warrants to purchase 1,558,297 shares of common stock at a purchase price of $.45 per share were issued by the Company through the nine months ended September 30, 2009. The Company issued convertible subordinated notes for $1,390,000 to accredited investors and issued warrants to purchase 1,558,297 shares of common stock at $.45 per share subject to adjustment from future equity financing if below their exercise price, expiring three years from issuance, as additional consideration.

Warrants to purchase 4,801,914 shares of Common stock at a purchase price $5.00 per share were issued by the Company during 2006 thru 2009. For the nine months ending September 30, 2009, the Company has attributed $55,000 in warrant expense.

The following table summarizes warrants that are issued, outstanding and exercisable.

Exercise Price	Expiration Date	December 31, 2008	Issued	Exercised	September 30, 2009
3.57	Sep-10	389,999	-	-	389,999
0.45	Mar-12	-	1,558,297	-	1,558,297
5.00	August-11 thru May-14	3,775,272	1,026,642	-	4,801,914
		4,165,271	2,584,939	-	6,750,210

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 3 – STOCK PLAN AND EMPLOYEE STOCK OPTIONS

In April 2008, the Board of directors adopted a Non-Qualified Stock Option Plan whereby 15,000,000 shares were reserved for issuance. As of September 30, 2009, under the 2008 Non-Qualified Stock Option Plans, 7,637,712 shares were issued and outstanding by certain employees and consultants for services rendered.

Stock Plan activity was as follows for the nine months ended September 30, 2009:

2008
Plan
Shares initially reserved	15,000,000

Remaining shares January 01, 2009	12,018,541

Shares issued during 2009	4,656,253

Remaining shares to be issued at September 30, 2009	7,362,288

Shares issued and outstanding as of September 30, 2009	7,637,712

The Company has granted to certain officers and employees 125,000 stock options which are currently exercisable. Option activity was as follows for the nine months ended September 30, 2009:

	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	500,000	$0.57
Granted	-	-
Exercised	-	-
Forfeited/cancelled	(375,000)	0.61

Outstanding at the end of period	125,000	$0.43

Exercisable at September 30, 2009	125,000	$0.43

Information about options outstanding was as follows at September 30, 2009:

		Remaining		Average
Class	Number	Average Contractual	Number	Exercise
Exercise Price	Outstanding	Life in Years	Exercisable	Price

$ 0.43	125,000	1.33	125,000	$ 0.43

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 4 - EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amount):

	For the nine months ended September 30, 2009
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Loss available to common stockholders	$(6,981)	116,908	$(0.06)
Effect of dilutive securities	-	-	-
Diluted EPS:
Loss available to common stockholders and assumed conversions	$(6,981)	116,908	$(0.06)

	For the nine months ended September 30, 2008
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Loss available to common stockholders	$(5,645)	74,141	$(0.08)
Effect of dilutive securities	-	-	-
Diluted EPS:
Loss available to common stockholders and assumed conversions	$(5,645)	74,141	$(0.08)

	For the three months ended September 30, 2009
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Loss available to common stockholders	$(2,523)	130,312	$(0.02)
Effect of dilutive securities	-		-
Diluted EPS:
Loss available to common stockholders and assumed conversions	$(2,523)	130,312	$(0.02)

	For the three months ended September 30, 2008
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Loss available to common stockholders	$(2,144)	80,755	$(0.03)
Effect of dilutive securities	-		-
Diluted EPS:
Loss available to common stockholders and assumed conversions	$(2,144)	80,755	$(0.03)

For the nine months ended September 30, 2009, dilutive securities existed. Diluted earnings per share reflect the potential dilution of security that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities.

The calculation of diluted earnings per share for the nine months ended September 30, 2009 does not include 151,515 shares of common stock assuming all debt instruments were converted; 350,000 shares of common stock assuming all employee stock options were exercised; 6,750,210 shares of common stock assuming all warrants were exercised; 11,368,592 shares of common stock assuming all Series A Preferred Stock (limited to 20% per year based on restrictive covenant) were converted due to their anti-dilutive effect.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 5 - MAJOR CUSTOMERS

The Company had gross sales of approximately $4,105,000 and $3,821,000 for the nine months ended September 30, 2009 and 2008, respectively. The Company did not have any customers that represented 10% of the gross sales in the nine months ended September 30, 2009. The Company had one customer that represented approximately 14% of gross sales for the nine months ended September 30, 2008.

NOTE 6 – NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASES

Notes payable, long-term debts and capital leases consist of the following as of September 30, 2009 (in thousands):

	Terms	Maturity Date	Interest Rate	Gross Balance	Debt Discount	Net Balance
Bancleasing, Inc.	$10,660 / Month including interest	October-14	11.62%	$507	$-	$507
Agility Capital Lease	$91,457 / Month including interest	Various	18.82%	1,350	-	1,350
Balboa Lease	$225 / Month including interest	June-10	27.74%	2	-	2
De Lage Landen Lease	$691 / Month including interest	December-10	19.12%	11	-	11
Toyota	$517 / Month including interest	December-10	8.01%	8	-	8
Blanco National Bank	$3,913 / Month including interest	August-10	9.50%	34	-	34
Robert McClung, Momentum	$23,476 / Quarterly including interest	October-10	7.50%	111	-	111
George Kemper, TSTAR	$38,254 / Quarterly including interest	April-10	7.50%	115	-	115
Shane Griffths, Crosswind	$13,911 / Quarterly including interest	December-10	7.50%	80	-	80
Centramedia	$56,342 / Quarterly including interest	December-11	7.50%	509	-	509
Frontier Internet LLC	$33,846 / Quarterly including interest	May-12	6.00%	341	-	341
Ronnie D Franklin	$6,054 / Quarterly including interest	May-12	6.00%	61	-	61
Convertible Subordinated Financing	1 year	Demand	10.00%	1,390	195	1,195
Line of credit	2 years/ Quarterly interest (See below)	March-11	12.00%	4,143	-	4,143
E-bond investor notes	3 years/ Semiannual interest (See below)	Various	10.00%	25	1	24
Total debt				$8,687	$196	8,491
Less current maturities						(2,747)
Add back debt discount current maturities						196
Long-term debt						$5,940

INVESTOR NOTES

The following table summarizes the convertible debt derivative liability activity for the period December 31, 2008, to September 30, 2009 (in thousands):

Description	Investor Notes	Warrant Liabilities	Compound Derivative Liability	Total

Fair value at December 31, 2008	$-	$29	$-	$29
01-01-09 to 03-31-09 change in fair value	-	(5)	-	(5)
04-01-09 to 06-30-09 change in fair value	-	(13)	-	(13)
07-01-09 to 09-30-09 change in fair value	-	(3)	-	(3)
Fair value at September 30, 2009	$-	$8	$-	$8

For the year to date ended September 30, 2009 and 2008, net derivative income was $21,000 and $254,000, respectively.

The following assumptions were used in the fair value determination of warrants liabilities at September 30, 2009:

	Warrants
Assumptions	3/31/2009	6/30/2009	9/30/2009
Dividend yield	0.00%	0.00%	0.00%
Risk-free rate for term	0.81%	0.56%	0.40%
Volatility	140.00%	140.00%	140.00%
Maturity date	1.43 years	1.19 years	0.93 years

A Black-Scholes methodology was used to value the warrants.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

LINE OF CREDIT

During 2008, the Company increased its unsecured revolving credit facility with certain private investors from $3 million to $6.5 million maturing March 31, 2011. The terms of the unsecured revolving credit facility allow the Company to draw upon the facility as financing requirements dictate and provide for quarterly interest payments at a 12% rate per annum. At September 30, 2009, the line of credit of totaled $4,143,000.

E-SERIES BOND INVESTOR NOTE

The Company issued to certain accredited investors a principal amount of $1,200,000 of E-series bonds (the "Bonds") between May 2006 and June 2009, of which $1,175,000 has been converted to common stock leaving a principal amount of $25,000 of Bonds outstanding as of September 30, 2009. The Bonds are due and payable upon maturity, a three-year period from the issuance date. Interest on the Bonds is payable at the rate of 10% per annum, and is payable semiannually. The Bondholder may require the Company to convert the Bond (including any unpaid interest) into shares of common stock at any time only during the first year. If the Bonds are converted under this option, the Company will issue shares representing 100% of the Bond principal and unpaid interest calculated through maturity. The value of the common stock issued under this option will be the lesser of $1.50 or the 20-day trailing average per share closing price of common stock preceding the notice of conversion. If the Bond is converted the Company will issue a warrant to purchase one additional share of common stock at a price of $5.00 for every share of common stock that has been received from the conversion of the Bond principal.

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

The Bonds were determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature and the redemption option (compound embedded derivative liability). At the date of issuance the Bond, compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the income statement. The Company uses the effective interest method to record interest expense and related debt accretion which was $41,186 for the nine months ended September 30, 2009, and the estimated debt accretion for 2009 is $607.

The following table summarizes the convertible debt activity for the period December 31, 2008, to September 30, 2009 (in thousands):

Description	E-Series Bonds	Compound Derivative Liability	Total

Fair value at December 31, 2008	$165	$49	$214
Fair value issuance at inception	118	-	118
01-01-09 to 03-31-09 change in fair value	36	(1)	35
04-01-09 to 06-30-09 change in fair value	5	(41)	(36)
07-01-09 to 09-30-09 change in fair value	-	-	-
Conversions during 2009	(300)	-	(300)
Fair value at September 30, 2009	$24	$7	$31

For the year to date ended September 30, 2009 and 2008, net derivative income was $42,000 and $60,000, respectively.

CONVERTIBLE SUBORDINATED FINANCING

During the period ended September 30, 2009, the Company entered into an agreement with an investment banking firm to raise up to $3,000,000 in convertible subordinated promissory notes.  These notes are unsecured, bear interest at 10% and are due upon the earlier of one year or completion of second private placement.  The note holder has the option of exchanging their notes for an equivalent amount of the subsequent funding transaction or being repaid the principal and interest at this second funding date. In connection with the issuance of the convertible subordinated promissory notes the investors will be issued common stock purchase warrants to purchase up to 1,558,297 shares of common stock that are exercisable at $.45 per share subject to adjustment from future equity financing if below their exercise price, and expire three years from issuance.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Based on the guidance in ASC 815-10 (formerly SFAS 133)  and ASC 815-40-15 (formerly EITF 07-05), the Company concluded the warrants are required to be accounted for as derivatives as of the issue date due to the reset feature on the exercise price.  At the date of issuance the convertible subordinated financing, warrant derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. The Company records the fair value of these derivatives on its balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statements of operations as “Gain (loss) on derivative liabilities.”  These derivative instruments are not designated as hedging instruments under ASC 815-10 (formerly SFAS 133) and are disclosed on the balance sheet under Derivative Liabilities.

The Company uses the effective interest method to record interest expense and related debt accretion which was $107,963 for the nine months ended September 30, 2009, and the estimated debt accretion for 2009 and 2010 are $117,156 and $57,228, respectively.

The following table summarizes the convertible debt activity for the period March 18, 2009, to September 30, 2009 (in thousands):

Description	Bridge Note	Warrant Liabilities	Total

Fair value issuance at inception	$1,087	$304	$1,391
03-18-09 to 03-31-09 change in fair value	4	(4)	-
04-01-09 to 06-30-09 change in fair value	44	(37)	7
07-01-09 to 09-30-09 change in fair value	60	50	110
Conversions from inception to date	-	-	-
Fair value at September 30, 2009	$1,195	$313	$1,508

For the year to date ended September 30, 2009 and 2008, net derivative expense was $9,469 and $0, respectively.

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

CAPITAL LEASES

Agility Lease Fund, LLC Included in property and equipment at September 30, 2009, is $1,286,000 capitalized equipment, net of amortization. The equipment and one of the Company's bank accounts are the primary collateral securing the financing with a guarantee of repayment by ERF Wireless, Inc.

Bancleasing Inc., Included in property and equipment at June 30, 2009, is $610,900 capitalized equipment, net of amortization. The equipment is the primary collateral securing the financing.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 30, 2009 (in thousands):

Year Ending December 31,
2009	$301
2010	1,054
2011	524
2012	141
2013	128
Thereafter	139
Total minimum lease payments	2,287
Less amount representing interest	(417)
Present value of net minimum lease payments	1,870
Current maturities of capital lease obligations	(901)
Long-term portion of capital lease obligations	$969

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 7 – UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts as of September 30, 2009 and December 31, 2008 are summarized as follows (in thousands):

	September 30,	December 31,
	2009	2008
Costs incurred on uncompleted contracts	$2,898	$2,953
Estimated profit	473	656
Gross revenue	3,371	3,609
Less: billings to date	3,285	3,182
Costs and profit in excess of billings	$86	$427

Such amounts are included in the accompanying balance sheets at September 30, 2009 and December 31, 2008 are summarized as follows (in thousands):

	September 30,	December 31,
	2009	2008
Cost and estimated earnings in excess of billings on uncompleted contracts	$86	$427

Billings in excess of costs and estimated earnings on uncompleted contracts	-	-

	$86	$427

NOTE 8 - COMMITMENTS

LEASES AND LICENSE AGREEMENTS

For the nine months ended September 30, 2009 and 2008, rental expenses of approximately $605,000 and $464,000, respectively, were incurred. The Company accounts for rent expense under leases that provide for escalating rentals over the related lease term on a straight-line method. The Company occupies office and tower facilities under several non-cancelable operating lease agreements expiring at various dates through September 2018, and requiring payment of property taxes, insurance, maintenance and utilities.

Future minimum lease payments under non-cancelable operating leases at September 30, 2009, were as follows (in thousands):

Period Ending December 31,	Amount
2009	$156
2010	595
2011	407
2012	56
2013	14
Thereafter	43
Total	$1,271

NOTE 9 - INDUSTRY SEGMENTS

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

For the nine months ended September 30, 2009 (in thousands)

	WMS	WBS	O&G	ENS	Total
Revenue	$136	$3,543	$128	$298	$4,105
Segment (loss) income	(100)	(1,893)	(109)	(642)	(2,744)
Segment assets	-	6,980	284	1,797	9,061
Capital expenditures	-	767	-	233	1,000
Depreciation and amortization	11	1,861	49	11	1,932

Nine Months Ended
Reconciliation of Segment Loss from Operations to Net Loss	September 30, 2009
Total segment loss from operations	$(2,744)
Total corporate overhead including other, net	(4,237)
Net loss	$(6,981)

Reconciliation of Segment Assets to Total Assets	September 30, 2009
Total segment assets	$9,061
Total corporate assets	293
Consolidated assets	$9,354

The accounting policies of the reportable segments are the same as those described in the section titled Basis of Accounting. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation and amortization expense, accounting changes and non-recurring items.

For the quarter ended September 30, 2009, one customer accounts for $143,000 of Enterprise Network Services Division revenues.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
NOTE 10 – BUSINESS COMBINATIONS

FRONTIER INTERNET, LLC, AND ITEXAS NET ACQUISITION

PURCHASE PRICE

On June 1, 2009, ERF Wireless, Inc completed the purchase of assets from Frontier Internet, LLC and iTexas net, which are related companies under an Asset Purchase Agreement dated June 1, 2009. Under the Asset Purchase Agreement, ERF Wireless, Inc acquired the wireless internet service provider ("WISP"), which includes all of the current customers, contract rights, inventory, equipment and network infrastructure equipment. The acquisition will increase the Company's footprint covering geographic areas in certain cities in North Texas within Hood, Somervell, Johnson and Parker Counties, Texas including portions of the Barnett Shale area that covers approximately 6,000 square miles of natural gas production territory. At the time of the transaction, there were no material relationships between the seller and ERF Wireless, Inc or any of its affiliates, or any director or officer of ERF Wireless, Inc, or any associate of any such officer or director. ERF Wireless, Inc paid $1,485,000 in cash, notes and securities and assumed $25,000 in note payables and capital leases.

The purchase price allocation is as follows (in thousands):

Frontier/Itexas
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

NOTE 11 - SUBSEQUENT EVENTS

During the fourth fiscal quarter 2009, the Company issued 10,374,870 shares of common stock for services rendered, debt, exchange of liabilities, and conversion of preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the other sections of this quarterly report on Form 10-Q, including the financial statements.

OUR MARKETS AND BUSINESS STRATEGY

Historically, our revenues have been generated primarily from Internet and construction services.  Our Internet revenues result from our offering of broadband and basic communications services to residential and enterprise customers.  Our construction revenues result from the construction of bank networks and other services associated with providing wireless products and services to the regional banking industry.  During the nine months ended September 30, 2009, approximately 94% of our revenues were generated from internet services or WBS and 6% of our revenues were generated from banking construction services or ENS. We expect that our internet services will experience the most growth during fiscal 2009, as we expect to devote significant capital resources to developing the oil and gas market utilizing wireless services.

During the third quarter of fiscal 2009, the Company made significant progress with its strategic business plan as evidenced by the completion and announcement of numerous agreements and activities. These include:

•	The submittal of a first round application for $24.6 million of broadband stimulus funding in a two-state region under the Broadband Initiatives Program (“BIP”) for Louisiana and parts of East Texas.
•
The Company registered and obtained FCC approval for nearly 90 WiMAX 3.665 GHz transmission locations in strategic oil and natural gas development and production areas in the United States that are targeted by ERF Wireless to enhance their already accelerated technology deployment and planned revenue growth via wireless broadband services.

•
The announcement of a Master Services Agreement with Platinum Communications for the provisioning and delivery of bandwidth services to mobile and static oil and gas sites throughout the Canadian Province of Alberta.  Platinum’s network extends from north of Edmonton to south of Calgary, covering 65,000 square miles and services more than 8,500 customers and 170 communities from 122 service delivery locations.

•
The announcement of a Master Services Agreement with Partnership Broadband to deliver digital oilfield solutions in north central Texas.  Partnership’s network currently serves more than 10,000 customers from 160 towers that cover more than 15,000 square miles and includes the Barnett Shale in the greater Dallas and Ft. Worth area.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009, COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

The following table sets forth summarized consolidated financial information for the three months and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Total sales	$1,504	$1,141	$363	32%	$4,105	$3,821	$284	7%
Cost of goods sold	835	734	101	14%	2,340	2,153	187	9%
Gross profit	669	407	262	64%	1,765	1,668	97	6%
Percent of total sales	44%	36%			43%	44%
Operating expenses	2,801	2,324	477	21%	7,862	7,019	843	12%
Loss from operations	(2,132)	(1,917)	(215)	11%	(6,097)	(5,351)	(746)	14%
Other income/(expense)	(391)	(227)	(164)	72%	(884)	(294)	(590)	201%
Net loss	(2,523)	(2,144)	(379)	18%	(6,981)	(5,645)	(1,336)	24%

For the three months ended September 30, 2009, the Company's business operations reflected an increase in sales for Wireless Bundled Services with an offset of decreased sales of Enterprise Network Services and for Wireless Messaging Services. For the three months ended September 30, 2009, the Company's consolidated operations generated net sales of $1,504,000 compared to prior year net sales of $1,141,000. The $363,000 increase in net sales is primarily attributable to $443,000 increase in recurring wireless WISP services with the increased growth attributed to recent WISP acquisitions offset with decrease sales in banking network installation and services of $60,000 and decrease in Wireless Messaging Services of $20,000 attributable to prior year sales with the El Dorado Golf and Beach Club of San Jose del Cabo, Mexico project, without similar sales comparison in the same quarter 2009.  Product sales increase $35,000 and services and other sales increase $328,000. The increase is primarily due to recurring wireless WISP services with the increase growth attributed to recent WISP acquisitions. For the three months ended September 30, 2009, the Company had a gross profit margin of 44%, compared to a gross profit margin 36% for the prior year. The $262,000 increase in gross profit margin is primarily due to net increase in sales volume which attributed to margins as follows; (i) approximately $212,000 increase in gross margin attributable to increase recurring customers as result of recent WISP acquisitions (ii) $25,000 increase in gross margins for banking network services due to proficient execution of current banking contracts, and (iii) $25,000 increase in gross margins for wireless paging.

For the nine months ended September 30, 2009, the Company's business operations reflected an increase in sales for Wireless Bundled Services and increase sales for Enterprise Network Services with an offset of decreased sales for Wireless Messaging Services. For the nine months ended September 30, 2009, the Company's consolidated operations generated net sales of $4,105,000 compared to prior year net sales of $3,821,000. The $284,000 increase in net sales is primarily attributable to $55,000 increase in banking network installation and services and increase of $726,000 in recurring wireless WISP services with the increased growth attributed to recent WISP acquisitions offset with a $497,000 decrease in Wireless Messaging Services attributable to prior year sales with the El Dorado Golf and Beach Club of San Jose del Cabo, Mexico project.  Product sales decrease $250,000 and offset with services and other increase sales of $534,000. The increase is primarily due to recurring wireless WISP services with the increase growth attributed to recent WISP acquisitions. For the nine months ended September 30, 2009, the Company had a gross profit margin of 43%, compared to a gross profit margin of 44% for the prior year. The $97,000 increase in gross profit margin percentage is primarily due to net increase in sales volume which attributed to margins as follows; (i) approximately $262,000 increase in gross margin attributable to increase recurring customers base as result of recent acquisitions (ii) $150,000 increase in gross margins for banking network services due to proficient execution of current banking contracts, and (iii) offset by approximately $315,000 decreased in gross margin due to lower sales expectation in our wireless infrastructure construction.

The Company incurred a net loss of $2,523,000 for the three months ended September 30, 2009. The Company's principal components of the net loss for the three months ended September 30, 2009, included approximately $712,000 in depreciation and amortization expenses, $347,000 of interest expense, and $441,000 of other general and administrative expense, $1,332,000 in employment expenses and $538,000 in professional services expense.

The Company incurred a net loss of $6,981,000 for the nine months ended September 30, 2009. The Company's principal components of the net loss for the nine months ended September 30, 2009, included approximately $1,995,000 in depreciation and amortization expenses, $890,000 of interest expense, and $1,269,000 of other general and administrative expense, $3,664,000 in employment expenses and $1,493,000 in professional services expense.

SALES INFORMATION

Set forth below is a table presenting summarized sales information for our business segments for the three and nine months ended September 30, 2009 and 2008:

($ in thousands)	Three Months Ended September 30,
Business Segment	2009	% of Total	2008	% of Total	$ Change	% Change
Wireless Messaging Services	$45	3%	$65	6%	$(20)	-31%
Wireless Bundled Services	1,404	93%	961	84%	443	46%
Enterprise Network Services	55	4%	115	10%	(60)	-52%
Total Sales	$1,504	100%	$1,141	100%	$363	32%

($ in thousands)	Nine Months Ended September 30,
Business Segment	2009	% of Total	2008	% of Total	$ Change	% Change
Wireless Messaging Services	$136	3%	$633	17%	$(497)	-79%
Wireless Bundled Services	3,671	91%	2,945	77%	726	25%
Enterprise Network Services	298	6%	243	6%	55	23%
Total Sales	$4,105	100%	$3,821	100%	$284	7%

For the three months ended September 30, 2009, net sales increased to $1,504,000 from $1,141,000 for the three months ended September 30, 2008. The overall increase of 32% was attributable to an increase of $443,000 of Wireless Bundled Services and offset with a decrease $60,000 in Enterprise Network Services and a decrease in Wireless Messaging Services of $20,000. The $20,000 decrease in Wireless Messaging Services was primarily attributable to prior year sales with the El Dorado Golf and Beach Club of San Jose del Cabo, Mexico project, without similar sales comparison in the same year in 2009 and the $60,000 decrease in banking network installation and services due to lower than expected sales during the quarter. The $443,000 increase was primarily attributable to recurring wireless WISP services with recent WISP asset acquisitions.

For the nine months ended September 30, 2009, net sales increased to $4,105,000 from $3,821,000 for the nine months ended September 30, 2008. The overall increase of 7% was attributable to an increase of $726,000 of Wireless Bundled Services and a $55,000, increase in Enterprise Network Services offset with a decrease in Wireless Messaging Services of $497,000. The $497,000 decrease in Wireless Messaging Services was primarily attributable to prior year sales with the El Dorado Golf and Beach Club of San Jose del Cabo, Mexico project, without similar sales comparison in the same year in 2009. The $55,000 increase in banking network installation and services was primarily attributable to executing current bank contracts. The $726,000 increase was primarily attributable to recurring wireless WISP services with recent WISP asset acquisitions.

COST OF GOODS SOLD

The following tables set forth summarized cost of goods sold information for the three months ended September 30, 2009 and 2008:
($ in thousands)	Three Months Ended September 30,
Business Segment	2009	% of Total	2008	% of Total	$ Change	% Change
Wireless Messaging Services	$40	5%	$85	11%	$(45)	-53%
Wireless Bundled Services	743	89%	513	70%	230	45%
Enterprise Network Services	52	6%	136	19%	(84)	-62%
Total cost of sales	$835	100%	$734	100%	$101	14%

	Three Months Ended September 30,
($ in thousands)	2009	2008	$ Change	% Change

Products and integration service	$356	$436	$(80)	-18%
Rent and maintenance	124	103	21	20%
Salary and related cost	2	18	(16)	-89%
Depreciation	333	239	94	39%
Other costs	20	(62)	82	-132%
Total cost of sales	$835	$734	$101	14%

The following tables set forth summarized cost of goods sold information for the nine months ended September 30, 2009 and 2008:

($ in thousands)	Nine Months Ended September 30,
Business Segment	2009	% of Total	2008	% of Total	$ Change	% Change
Wireless Messaging Services	$139	6%	$320	15%	$(181)	-57%
Wireless Bundled Services	1,985	85%	1,522	71%	463	30%
Enterprise Network Services	216	9%	311	14%	(95)	-31%
Total cost of sales	$2,340	100%	$2,153	100%	$187	9%

	Nine Months Ended September 30,
($ in thousands)	2009	2008	$ Change	% Change

Products and integration service	$1,012	$953	$59	6%
Rent and maintenance	330	299	31	10%
Salary and related cost	18	74	(56)	-76%
Depreciation	894	646	248	38%
Other costs	86	181	(95)	-52%
Total cost of sales	$2,340	$2,153	$187	9%

For the three months ended September 30, 2009, cost of goods sold increase by $101,000, or 14%, to $835,000 from $734,000 as compared to the three months ended September 30, 2008. The increase of $101,000 in cost of goods sold is primarily attributable to an increase of $230,000 in WBS due to increase depreciation and other cost as a result of recent acquisitions, and offset with a decrease of $84,000 in ENS and a decrease of $45,000 in WMS.

For the nine months ended September 30, 2009, cost of goods sold increase by $187,000, or 9%, to $2,340,000 from $2,153,000 as compared to the nine months ended September 30, 2008. The increase of $187,000 in cost of goods sold is primarily attributable to an increase of $463,000 in WBS due to primarily with an increase depreciation and third party and services as a result of recent acquisitions, offset with a decrease of cost of goods sold of $95,000 in ENS and a decrease of $181,000 in WMS in cost of goods sold due to decrease sales over the same period last year.

OPERATING EXPENSES

The following table sets forth summarized operating expense information for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change

Employment expenses	$1,332	$1,193	$139	12%	$3,664	$3,433	$231	7%
Professional services	538	452	86	19%	1,493	1,423	70	5%
Rent and maintenance	111	98	13	13%	335	281	54	19%
Research and development	-	6	(6)	100%	-	25	(25)	100%
Depreciation and amortization	379	208	171	82%	1,101	674	427	63%
Other general and administrative	441	367	74	20%	1,269	1,183	86	7%
Total operating expenses	$2,801	$2,324	$477	21%	$7,862	$7,019	$843	12%

For the three months ended September 30, 2009, operating expenses increased by 21% to $2,801,000, as compared to $2,324,000 for the three months ended September 30, 2008. The increases that occurred, as evidenced by the immediately preceding table, are discussed below:

•	A $139,000 increase in employment expense. The increase is primarily attributable to growth of the company through recent acquisitions;

•	A $86,000 increase in professional services. The increase is primarily related to investor relations expenses;

•	A $13,000 increase in rent and maintenance. The increase is primarily attributable to growth of the company through recent acquisitions;

•	A $171,000 increase in depreciation and amortization; The increase is primarily attributable to growth of the company through recent acquisitions; and

•	A $74,000 increase in other general and administrative expense.

For the nine months ended September 30, 2009, operating expenses increased by 12% to $7,862,000, as compared to $7,019,000 for the nine months ended September 30, 2008. The increases that occurred, as evidenced by the immediately preceding table, are discussed below:

•	A $231,000 increase in employment expense. The increase is primarily attributable to growth of the company through recent acquisitions;

•	A $70,000 increase in professional services. The increase is primarily related to investor relations expenses;

•	A $54,000 increase in rent and maintenance. The increase is primarily attributable to growth of the company through recent acquisitions;

•	A $427,000 increase in depreciation and amortization; The increase is primarily attributable to growth of the company through recent acquisitions; and

•	A $86,000 increase in other general and administrative expense.

OTHER (INCOME) EXPENSE, NET

For the nine months ended September 30, 2009, the increase in other expense is primarily attributable to interest expense, net on debt obligations totaling $890,000 and a net derivative income of $2,000 as compared to interest expense, net of $616,000 and derivative income of $287,000 for the nine months ended September 30, 2008. The derivative expense/income represents the net unrealized (non-cash) charge during the nine months ended September 30, 2009 and 2008, in the fair value of our derivative instrument liabilities related to warrants and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately.

NET LOSS

For the nine months ended September 30, 2009, our net loss was $6,981,000 compared to a loss of $5,645,000 for the nine months ended September 30, 2008. The increase in the loss for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008 is primarily attributable to increase in employment, other general administrative and depreciation and amortization.

CASH FLOWS

The Company's operating activities decreased net cash used by operating activities to $2,207,000 in the nine months ended September 30, 2009, compared to net cash used of $3,004,000 in the nine months ended September 30, 2008. The decrease in net cash used by operating activities was primarily attributable to fund an increase in the company's net operating loss of $6,981,000, net of $4,213,000 non-cash charges and combine with $561,000 of cash used by fluctuations in working capital requirements consisting of the combination of accounts receivable, inventory, prepaid expenses, accounts payable, accrued expenses, cost and profit in excess of billings, deferred liability lease and deferred revenue.

The Company's investing activities used net cash of $793,000 in the nine months ended September 30, 2009, compared to use of net cash of $851,000 in the nine months ended September 30, 2008. The increase in investing activities is primarily growing WISP capabilities through expansion of our infrastructure in Texas, New Mexico and Louisiana.

The Company's financing activities provided net cash of $2,814,000 in the nine months ended September 30, 2009, compared to $1,839,000 of cash provided in the nine months ended September 30, 2008. The cash provided in the nine months ended September 30, 2009, was primarily associated with the proceeds from equity financings, subordinated promissory financing, convertible debt financing and the line of credit, net.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2009, the Company's current assets totaled $1,322,000 (including cash and cash equivalents of $162,000); total current liabilities were $6,047,000, resulting in negative working capital of $4,725,000. The Company has funded operations to date primarily through a combination of utilizing cash on hand, borrowings and raising additional capital through the sale of its securities. The Company operation for the nine months ended September 30, 2009, was primarily funded by proceeds from the Company's line of credit totaling $1,960,000, subordinated promissory financing of $1,390,000, sale of restricted common stock, net to accredited investors of $334,000 and convertible debt financing of $150,000.

CURRENT DEBT FACILITY

At September 30, 2009, the Company had approximately $2,357,000 available on a $6.5 million unsecured revolving credit facility with Angus Capital Partners, which matures in March 2011. The terms of the two-year unsecured revolving credit facility will allow us to draw upon the facility as financing requirements dictate and provides for quarterly interest payments at an annual 12% rate. The loan may be prepaid without penalty or repaid at maturity.

ISSUANCE OF COMMON STOCK

During the three months ended September 30, 2009, we issued 318,000 shares for services rendered and debt conversions, and 11,700,000 shares upon conversion of Series A Preferred Stock. We relied on Section 4(2) of the Securities Act in effecting these transactions. During the three months ended September 30, 2009, we issued 1,692,000 shares of common stock to employees and business consultants, for aggregate consideration of $488,000 of services rendered, pursuant to a registration statement on form S-8.

During the nine months ended September 30, 2009, we issued to various accredited investors and third parties (i) 1,918,000 shares of restricted common stock for net consideration of $334,000, (ii) 6,090,000 shares for services rendered and debt conversions, and (iii) 19,458,000 shares upon conversion of Series A Preferred Stock. We relied on Section 4(2) of the Securities Act in effecting these transactions. During the nine months ended September 30, 2009, we issued 4,656,000 shares of common stock to employees and business consultants, for aggregate consideration of $1,466,000 of services rendered, pursuant to a registration statement on form S-8.

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

CONTRACTUAL OBLIGATIONS

The following table sets forth contractual obligations as of September 30, 2009:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations:
Long-term debt obligations	$7,845	$2,086	$5,759	$-	$-
Capital lease obligations	2,287	302	1,718	256	11
Operating lease obligations	1,271	156	1,058	24	33
Total contractual obligations	$11,403	$2,544	$8,535	$280	$44

The Company's contractual obligations consist of long-term debt of $6,621,000, derivative liabilities of $328,000, unamortized debt discount of $196,000 and interest expense of $700,000 as set forth in Note 6 to the company's financial statements, Notes Payable, Long-Term Debt, Capital Leases and certain obligations for operating leases requiring future minimal commitments under non-cancelable leases set forth in Note 8 - Commitments .

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2009, the Company did not have any significant off-balance-sheet arrangements other than certain office and tower facility operating leases requiring minimal commitments under non-cancelable leases disclosed in the table above.

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

Recent Accounting Pronouncements

 In July 2009, the FASB established the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles (“GAAP”) in the United States. This guidance was included in the Codification under FASB Accounting Standard Codification (“ASC”) Topic 105, Generally Accepted Accounting Principles. All prior accounting standard documents were superseded by the Codification and any accounting literature not included in the Codification is no longer authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The Codification became effective for the Company beginning with the third quarter of 2009. Therefore, beginning with the third quarter of 2009, all references made by the Company in its consolidated condensed financial statements use the new Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, did not have a material impact on the Company’s consolidated condensed financial statements.

In April 2008, the FASB issued a pronouncement on what is now codified as FASB ASC Topic 350, Intangibles – Goodwill and Other.  This pronouncement amends the factors to be considered in determining the useful life of intangible assets accounted for pursuant to previous topic guidance. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and its adoption had no effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued a pronouncement on what is now codified as FASB ASC Topic 815, Derivatives and Hedging. This pronouncement requires enhanced disclosure about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the pronouncement is to provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. This pronouncement became effective in the first quarter of 2009, and its adoption from January 1, 2009 had no effect on the Company’s consolidated financial statements.

On January 1, 2009, the Company adopted Accounting Standards Codification (“ASC”) Topic 810-10-65, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment to ARB No. 51”. The objective of this guidance was to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 810-10-65 requires the reclassification of noncontrolling interests, also referred to as minority interest, to the equity section of the consolidated balance sheet presented upon adoption. Minority interest expense is no longer separately reported as a reduction to net income on the consolidated income statement, but is instead shown below net income under the heading “net earnings (loss) attributable to noncontrolling interests.” Total provision for income taxes remains unchanged; however, the Company’s effective tax rate as calculated from the balances shown on the consolidated income statement has changed as net earnings (loss) attributable to noncontrolling interests is no longer included in the determination of income from continuing operations. The Company has changed the presentation of its noncontrolling interests in compliance with this requirement.

In February 2008, the FASB issued ASC 820 — 10 (formerly “Financial Staff Position SFAS No. 157-2”), which delayed the effective date of ASC 820 - 10 (formerly “SFAS No. 157”) for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. Nonfinancial assets and liabilities that the Company measures at fair value on a non-recurring basis consist primarily of property and equipment, goodwill, and intangible assets, which are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment) The adoption of the provisions of ASC 820-10 did not have a material impact on the Company’s consolidated financial position and results of operations or cash flows.

Effective June 30, 2009, the Company adopted guidance issued by the FASB and included in ASC 855-10, “Subsequent Events,” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events.  (See Note 1)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information mandated by this item.

ITEM 4. CONTROLS AND PROCEDURES

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

There were no changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

See Risk Factors in item 1A of the Company form 10-K of Fiscal year ended December 31, 2008.

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

Common Stock Issued for Cash Consideration

No shares were issued for cash consideration for the three months ended September 30, 2009.

Common Stock Issued for Debt Conversions and Services Rendered

In August, 2009, 318,476 shares of common stock at average price of $.31 were issued for services rendered.

Common Stock Issued Upon Conversion of Series A Preferred Stock

On July 7, 2009, an accredited investor acquired 8,871,266 shares of common stock pursuant to Preferred A Conversions.

On September 10, 2009, an accredited investor acquired 2,801,453 shares of common stock pursuant to Preferred A Conversions.

On September 29, 2009, an accredited investor acquired 27,371 shares of common stock pursuant to Preferred A Conversions.

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
Date: November 23, 2009