Form 10-K/A
period 2008-12-31
ERF Wireless, Inc.
filed 2010-02-18
CIK 1020646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On December 31, 2008, the Company issued 2,000,000 shares of Preferred A Stock to reduce the Angus Capital line of credit by $3,000,000.  Upon further analysis of the fair market value of the Series A Preferred Stock exchanged for the $3,000,000 of debt, management determined that value of the Preferred A Stock was $6,580,000  rather than $3,000,000, and that the Company should incur  a loss on extinguishment of related party debt of $3,580,000,

This additional $3,580,000 loss resulted in increasing the net loss applicable to common shareholders for the year ended December 31, 2008 to $11,742,000 and increasing both basic and diluted loss per share to $.15. The restated consolidated financial statements for 2008 include the balance sheet, statement of operations, statement of shareholders’ equity and statement of cash flow.

As a result of this $3,580,000 non-cash charge associated with the debt conversion, the Company restated its financial statements in this Form 10-K/A.

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

We have incurred annual operating losses since our inception. As a result, at December 31, 2008, we had an accumulated deficit of $30,436,000 . Our gross revenues for the year ended December 31, 2008 were $5,155,000, with a loss from operations of $7,619,000. As we pursue our business plan, we expect our operating expenses to increase, especially in the areas of sales, marketing and acquisitions. As a result of these expected cost increases, we may incur losses from operations in 2009.

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

Results of Operations

Year Ended December 31, 2008 (Restated) , Compared to Year Ended December 31, 2007

The following table sets forth summarized consolidated financial information for the years ended December 31, 2008 and 2007:

	Fiscal Year Ended December 31,
	Restated		Restated	Restated
($ in thousands)	2008	2007	$ Change	% Change
Total sales	$5,155	$5,569	$(414)	-7%
Cost of goods sold	3,121	4,133	(1,012)	-24%
Gross profit	2,034	1,436	598	42%
Percent of total sales	39%	26%
Operating expenses	9,653	7,209	2,444	34%
Loss from operations	(7,619)	(5,773)	(1,846)	32%
Other income/(expense)	(4,123)	(1,294)	(2,829)	219%
Net loss	(11,742)	(7,067)	(4,675)	66%

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

The Company incurred a net loss of $11,742,000 for the year ended December 31, 2008. The Company's principal components of the net loss for the year ended December 31, 2008, included approximately $1,776,000 in depreciation and amortization expenses, $887,000 of interest expense, $3,580,000 loss on extinguishment of related party debt , $306,000 of derivative income, $1,744,000 of other general and administrative expense, $4,735,000 in employment expenses and $1,868,000 in professional services.

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

Other (Income) Expense, Net

For the year ended December 31, 2008, the increase in other expense is primarily attributable to interest expense, net on debt obligations totaling $887,000 , loss on extinguishment of related party debt of $3,580,000 and offset with a net derivative income of $306,000 as compared to interest expense, net of $883,000 and derivative expense of $408,000 for the year ended December 31, 2007. The derivative expense represents the net unrealized (non-cash) charge during the year ended December 31, 2008 and 2007, in the fair value of our derivative instrument liabilities related to warrants and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately.

Net Loss

For the year ended December 31, 2008, our net loss was $11,742,000 compared to a loss of $7,067,000 for the year ended December 31, 2007. The increase in the loss for the year ended December 31, 2008, as compared to the year ended December 31, 2007 is primarily attributable to increase in employment, depreciation and amortization and general and administrative.

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

Cash Flows

The Company's operating activities increased net cash used by operating activities to $4,048,000 in the year ended December 31, 2008, compared to net cash used of $2,739,000 in the year ended December 31, 2007. The increase in net cash used by operating activities was primarily attributable to fund an increase in the Company's net operating loss $11,742,000 , net of $8,204,000 non-cash charges combined with derivative income $306,000 to equal net non-cash charge of $7,898,000 , combine together with $204,000 of cash used by fluctuations in working capital requirements consisting of the combination of accounts receivable, inventory, prepaid expenses, accounts payable, accrued expenses, cost and profit in excess of billings, deferred liability lease and deferred revenue.

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

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
ERF Wireless, Inc.
League City, Texas

We have audited the accompanying consolidated balance sheets of ERF Wireless, Inc. (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ERF Wireless, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the accompanying consolidated 2008 financial statements have been restated.

LBB & Associates Ltd., LLP
Houston, Texas
March 12, 2009.
Except for Notes 1, 6, 7, 8, 9, 11, 14 and 15,
for which the date is February 16, 2010.

ERF WIRELESS, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2008 (RESTATED) and 2007
($ in thousands except share data)

	December 31,	December 31,
	2008	2007
	Restated

ASSETS

Current assets
Cash and cash equivalents	$348	$2,211
Accounts receivable, net	248	365
Accounts receivable other	52	114
Inventories	193	118
Cost and profit in excess of billings	427	410
Prepaid expenses and other current assets	494	523
Total current assets	1,762	3,741

Property and equipment
Property and equipment	7,751	3,246
Less accumulated depreciation	(1,649)	(564)
Net property and equipment	6,102	2,682

Goodwill	436	260
Intangible assets, net	1,059	1,541
Other assets	264	142
Total assets	$9,623	$8,366

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Notes payable and current portion of long-term debt	$702	$513
Current portion of long-term capital lease payable	861	403
Accounts payable	981	1,089
Accrued expenses	1,269	929
Derivative liabilities	78	403
Deferred liability and revenue	237	180
Total current liabilities	4,128	3,517

Long-term debt, net of current portion	2,844	2,885
Capital leases, net of current portion	1,581	1,009
Deferred liability and revenue	316	486
Total liabilities	8,869	7,897

Commitments

Shareholders’ equity:
Preferred stock - $.001 par value
All Series A authorized 25,000,000 shares
Issued and outstanding at December 31, 2008 and
December 31, 2007, 4,085,514 and 3,311,534, respectively	4	3
Common stock - $.001 par value
Authorized 475,000,000 shares
Issued and outstanding at December 31, 2008, and
December 31, 2007, 101,884,119 and 61,541,358, respectively	102	62
Additional paid in capital	31,084	19,098
Accumulated deficit	(30,436)	(18,694)
Total shareholders’ equity	754	469
Total liabilities and shareholders' equity	$9,623	$8,366

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 (RESTATED) AND 2007
($ in thousands except share data and loss per share)

	2008	2007
	Restated

Sales:
Products	$772	$2,116
Services	4,363	3,255
Other	20	198
Total sales	5,155	5,569

Costs of goods sold:
Products and integration services	1,511	3,100
Rent, repairs and maintenance	391	214
Salary and related cost	78	294
Depreciation	900	275
Other cost	241	250
Total costs of goods sold	3,121	4,133
Gross profit	2,034	1,436
Operating expenses:
Selling, general and administrative	8,777	6,824
Depreciation and amortization	876	385
Total operating expenses	9,653	7,209
Loss from operations	(7,619)	(5,773)
Other income(expenses):
Interest expense, net	(887)	(883)
Loss on extinguishment of related party debt	(3,580)	-
Gain (loss) on sale of assets and other income	38	(3)
Derivative income	306	(408)
Total other income (expense)	(4,123)	(1,294)
Net loss	$(11,742)	$(7,067)

Net loss per common share:
Basic	$(0.15)	$(0.17)
Diluted	$(0.15)	$(0.17)

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2008 (RESTATED) AND 2007
($ and shares in thousands)

					Additional		Total Shareholders’
	Common Stock		Preferred Stock		Paid in	Accumulated	Equity
	Shares	Value	Shares	Value	Capital	Deficit	(Deficit)

Total shareholders’ deficit	24,040	$24	3,801	$4	$9,065	$(11,627)	$(2,534)
as of December 31, 2006

Net loss	-	-	-	-	-	(7,067)	(7,067)

New stock issued to shareholders:
Conversion of preferred stock to common stock	9,132	9	(489)	(1)	(8)	-	-
For services rendered and interest	10,151	10	-	-	2,715	-	2,725
For retirement of debt	4,966	5	-	-	1,004	-	1,009
Asset acquisition	1,245	2	-	-	1,369	-	1,371
Stock based compensation	-	-	-	-	85	-	85
Warrant expense	-	-	-	-	155	-	155
Proceeds from sale of common stock, net	12,007	12	-	-	4,713	-	4,725

Total shareholders’ equity
as of December 31, 2007	61,541	62	3,312	3	19,098	(18,694)	469

Net loss	-	-	-	-	-	(11,742)	(11,742)

New stock issued to shareholders:
Conversion of preferred stock to common stock	22,896	24	(1,226)	(1)	(23)	-	-
For services rendered and interest	5,615	5	-	-	2,370	-	2,375
For retirement of debt	635	-	-	-	186	-	186
Asset acquisition	5,171	5	-	-	1,645	-	1,650
For retirement of debt and conversion of convertible preferred stock	-	-	2,000	2	2,998	-	3,000
Loss on extinguishment of related party debt	-	-	-	-	3,580	-	3,580
Stock based compensation	-	-	-	-	29	-	29
Warrant expense	-	-	-	-	27	-	27
Proceeds from sale of common stock, net	6,026	6	-	-	1,174	-	1,180
Total shareholders’ equity
as of December 31, 2008 Restated	101,884	$102	4,086	$4	$31,084	$(30,436)	$754

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 (RESTATED) AND 2007
($ in thousands)

	2008	2007
	Restated

Cash flows from operating activities
Net loss	$(11,742)	$(7,067)

Adjustments to reconcile net loss to net cash used by operating activities:
Loss on extinguishment of related party debt	3,580	-
(Gain) loss on sale of assets	(26)	3
Amortization of debt discount	31	326
Depreciation and amortization	1,776	660
Stock issued for services rendered and interest	2,375	2,725
Derivative (income) loss	(306)	408
Stock based compensation and stock option expense	29	85
Bad debt expense	439	40
Changes in:
Accounts receivable, net	(279)	34
Accounts receivable other	62	(114)
Inventories	(75)	22
Prepaid expenses	50	(340)
Cost and profit in excess of billings	(17)	(341)
Accounts payable	(108)	466
Accrued expenses	337	594
Deferred liability and revenue	(174)	(240)
Total adjustment	7,694	4,328
Net cash used by operating activities	(4,048)	(2,739)

Cash flows from investing activities
Proceeds from sale of assets	27	13
Purchase of property and equipment	(558)	(308)
Business acquisitions, net of cash acquired	(321)	(343)
(Increase) in other assets	(122)	(91)
Net cash used by investing activities	(974)	(729)

Cash flows from financing activities
Net proceeds from line of credit	2,810	403
Proceeds from financing agreements	50	388
Proceeds from capitalized lease obligations	-	305
Payment of debt obligations	(314)	(455)
Payment on capital lease obligations	(567)	(80)
Proceeds from sale of common stock, net	1,180	4,725
Net cash provided by financing activities	3,159	5,286

Net (decrease) increase in cash	(1,863)	1,818
Cash and cash equivalents at the beginning of the period	2,211	393
Cash and cash equivalents at the end of the period	$348	$2,211

Supplemental disclosure of cash flow information:
Net cash paid during the year for:
Interest	$258	$44
Income taxes	$-	$-

Supplemental non-cash investing and financing activities:
Conversion of debt through issuance of common stock	$186	$1,009
Conversion of debt through issuance of Preferred stock	$3,000	$-
Issuance of shares for asset acquisition	$1,650	$1,371
Property acquired under capital lease	$1,597	$1,187
Note payable for acquisition	$750	$600

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

Restatement:

On December 31, 2008, the Company issued 2,000,000 shares of Preferred A Stock to reduce the Angus Capital line of credit by $3,000,000.  Upon further analysis of the fair market value of the Series A Preferred Stock exchanged for the $3,000,000 of debt, management determined that value of the Preferred A Stock was $6,580,000  rather than $3,000,000, and that the Company should incur  a loss on extinguishment of related party debt of $3,580,000,

This additional $3,580,000 loss resulted in increasing the net loss applicable to common shareholders for the year ended December 31, 2008 to $11,742,000 and increasing both basic and diluted loss per share to $.15. The restated consolidated financial statements for 2008 include the balance sheet, statement of operations, statement of shareholders’ equity and statement of cash flow.

As a result of this $3,580,000 non-cash charge associated with the debt conversion, the Company restated its financial statements in this Form 10-K/A. The comparisons of the financial statement as restated and as previously reported are as follows:

ERF WIRELESS, INC.
CONSOLIDATED BALANCE SHEET
December 31, 2008
($ in thousands except share data)

	2008
	As
	previously	2008
	reported	As restated

ASSETS

Current assets
Cash and cash equivalents	$348	$348
Accounts receivable, net	248	248
Accounts receivable other	52	52
Inventories	193	193
Cost and profit in excess of billings	427	427
Prepaid expenses and other current assets	494	494
Total current assets	1,762	1,762

Property and equipment
Property and equipment	7,751	7,751
Less accumulated depreciation	(1,649)	(1,649)
Net property and equipment	6,102	6,102

Goodwill	436	436
Intangible assets, net	1,059	1,059
Other assets	264	264
Total assets	$9,623	$9,623

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Notes payable and current portion of long-term debt	$702	$702
Current portion of long-term capital lease payable	861	861
Accounts payable	981	981
Accrued expenses	1,269	1,269
Derivative liabilities	78	78
Deferred liability and revenue	237	237
Total current liabilities	4,128	4,128

Long-term debt, net of current portion	2,844	2,844
Capital leases, net of current portion	1,581	1,581
Deferred liability and revenue	316	316
Total liabilities	8,869	8,869

Commitments

Shareholders’ equity:
Preferred stock - $.001 par value
All Series A authorized 25,000,000 shares
Issued and outstanding at December 31, 2008,
4,085,514	4	4
Common stock - $.001 par value
Authorized 475,000,000 shares
Issued and outstanding at December 31, 2008,
101,884,119	102	102
Additional paid in capital	27,504	31,084
Accumulated deficit	(26,856)	(30,436)
Total shareholders’ equity	754	754
Total liabilities and shareholders' equity	$9,623	$9,623

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2008
($ in thousands except share data and loss per share)

	2008
	As
	previously	2008
	reported	As restated

Sales:
Products	$772	$772
Services	4,363	4,363
Other	20	20
Total sales	5,155	5,155

Costs of goods sold:
Products and integration services	1,511	1,511
Rent, repairs and maintenance	391	391
Salary and related cost	78	78
Depreciation	900	900
Other cost	241	241
Total costs of goods sold	3,121	3,121
Gross profit	2,034	2,034
Operating expenses:
Selling, general and administrative	8,777	8,777
Depreciation and amortization	876	876
Total operating expenses	9,653	9,653
Loss from operations	(7,619)	(7,619)
Other income(expenses):
Interest expense, net	(887)	(887)
Loss on extinguishment of related party debt	-	(3,580)
Gain (loss) on sale of assets and other income	38	38
Derivative income	306	306
Total other income (expense)	(543)	(4,123)
Net loss	$(8,162)	$(11,742)

Net loss per common share:
Basic	$(0.10)	$(0.15)
Diluted	$(0.10)	$(0.15)

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2008
($ and shares in thousands)

As					Additional		Total Shareholders’
previously	Common Stock		Preferred Stock		Paid in	Accumulated	Equity
reported	Shares	Value	Shares	Value	Capital	Deficit	(Deficit)

Total shareholders’ equity
as of December 31, 2007	61,541	62	3,312	3	19,098	(18,694)	469

Net loss	-	-	-	-	-	(8,162)	(8,162)

New stock issued to shareholders:
Conversion of preferred stock to common stock	22,896	24	(1,226)	(1)	(23)	-	-
For services rendered and interest	5,615	5	-	-	2,370	-	2,375
For retirement of debt	635	-	-	-	186	-	186
Asset acquisition	5,171	5	-	-	1,645	-	1,650
For retirement of debt and conversion of convertible preferred stock	-	-	2,000	2	2,998	-	3,000
Stock based compensation	-	-	-	-	29	-	29
Warrant expense	-	-	-	-	27	-	27
Proceeds from sale of common stock, net	6,026	6	-	-	1,174	-	1,180
Total shareholders’ equity
as of December 31, 2008	101,884	$102	4,086	$4	$27,504	$(26,856)	$754

See accompanying notes to consolidated financial statements.

					Additional		Total Shareholders’
	Common Stock		Preferred Stock		Paid in	Accumulated	Equity
As restated	Shares	Value	Shares	Value	Capital	Deficit	(Deficit)

Total shareholders’ equity
as of December 31, 2007	61,541	62	3,312	3	19,098	(18,694)	469

Net loss	-	-	-	-	-	(11,742)	(11,742)

New stock issued to shareholders:
Conversion of preferred stock to common stock	22,896	24	(1,226)	(1)	(23)	-	-
For services rendered and interest	5,615	5	-	-	2,370	-	2,375
For retirement of debt	635	-	-	-	186	-	186
Asset acquisition	5,171	5	-	-	1,645	-	1,650
For retirement of debt and conversion of convertible preferred stock	-	-	2,000	2	2,998	-	3,000
Loss on extinguishment of related party debt	-	-	-	-	3,580	-	3,580
Stock based compensation	-	-	-	-	29	-	29
Warrant expense	-	-	-	-	27	-	27
Proceeds from sale of common stock, net	6,026	6	-	-	1,174	-	1,180
Total shareholders’ equity
as of December 31, 2008	101,884	$102	4,086	$4	$31,084	$(30,436)	$754

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2008
($ in thousands)

	2008
	As
	previously	2008
	reported	As restated

Cash flows from operating activities
Net loss	$(8,162)	$(11,742)

Adjustments to reconcile net loss to net cash used by operating activities:
Loss on extinguishment of related party debt	-	3,580
(Gain) loss on sale of assets	(26)	(26)
Amortization of debt discount	31	31
Depreciation and amortization	1,776	1,776
Stock issued for services rendered and interest	2,375	2,375
Derivative (income) loss	(306)	(306)
Stock based compensation and stock option expense	29	29
Bad debt expense	439	439
Changes in:
Accounts receivable, net	(279)	(279)
Accounts receivable other	62	62
Inventories	(75)	(75)
Prepaid expenses	50	50
Cost and profit in excess of billings	(17)	(17)
Accounts payable	(108)	(108)
Accrued expenses	337	337
Deferred liability and revenue	(174)	(174)
Total adjustment	4,114	7,694
Net cash used by operating activities	(4,048)	(4,048)

Cash flows from investing activities
Proceeds from sale of assets	27	27
Purchase of property and equipment	(558)	(558)
Business acquisitions, net of cash acquired	(321)	(321)
(Increase) in other assets	(122)	(122)
Net cash used by investing activities	(974)	(974)

Cash flows from financing activities
Net proceeds from line of credit	2,810	2,810
Proceeds from financing agreements	50	50
Proceeds from capitalized lease obligations	-	-
Payment of debt obligations	(314)	(314)
Payment on capital lease obligations	(567)	(567)
Proceeds from sale of common stock, net	1,180	1,180
Net cash provided by financing activities	3,159	3,159

Net (decrease) increase in cash	(1,863)	(1,863)
Cash and cash equivalents at the beginning of the period	2,211	2,211
Cash and cash equivalents at the end of the period	$348	$348

Supplemental disclosure of cash flow information:
Net cash paid during the year for:
Interest	$258	$258
Income taxes	$-	$-

Supplemental non-cash investing and financing activities:
Conversion of debt through issuance of common stock	$186	$186
Conversion of debt through issuance of Preferred stock	$3,000	$3,000
Issuance of shares for asset acquisition	$1,650	$1,650
Property acquired under capital lease	$1,597	$1,597
Note payable for acquisition	$750	$750

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, Business Combinations . SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. We expect SFAS No. 141R will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date. We are still assessing the impact of this standard on our future consolidated financial statements.

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

NOTE 6 - DEBT CONVERSION

The Company during the fourth quarter 2008 signed a debt conversion agreement to convert the unsecured revolving credit facility which provides financing for working capital requirements. The Company issued 2,000,000 shares of its Series A Preferred Stock for the conversion of $3,000,000 in debt. The Company issued one share of Series A Convertible Preferred Stock for every One Dollar and Fifty Cents ($1.50) in claims converted.  As additional consideration for the conversion, when the number of shares of outstanding common stock equals or exceeds 120 million shares, the Company agreed to amend the Series A convertible preferred stock designation to increase the voting rights of each preferred share from 20 votes to 50 votes on all matters in which the common stock holders and preferred stock holders vote together. The fair market value of the Series A stock was valued at $6,580,000 on the date of issuance, which was exchange for a conversion of $3,000,000 in debt. Thus a  loss on extinguishment of related party debt of $3,580,000 was recognized on the exchange.

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

Preferred Stock

The Company has 25,000,000 shares of Series A Preferred Stock authorized of which 4,085,514 shares were issued and outstanding as of December 31, 2008. With respect to the Series A Preferred Stock outstanding at December 31, 2008, the Company would be required to issue 76,302,477 shares of its common stock. In December 2005, the holders of Series A Preferred Stock entered into a conversion restriction agreement limiting the number of shares of Series A Preferred Stock that can be converted into shares of Company common stock. During the fourth quarter of 2008, the conversion restriction agreement limited the conversion of Series A Preferred Stock to no more than 9,286,942 shares of common stock. During the fourth quarter of 2008, Series A Preferred Stock was converted into 5,923,166 shares of common stock.

Each share of Series A Preferred Stock is convertible at holder's option for 18.676347 shares common stock. The holder of Series A Preferred Stock is required to give a 65-day notice of conversion to the Company.  The holders of the Series A Preferred Stock are entitled to receive out of funds of the Company legally available therefore, dividends at the same rate as dividends are paid with respect to outstanding shares of common stock.

Holders of shares of the Series A Preferred Stock are entitled to vote, together with the holders of our common stock, on all matters submitted to a vote of the Company’s stockholders. Each share of Series A Preferred Stock entitles the holder thereof to 20 votes on all matters submitted to a vote of the Company’s stockholders.  Additionally, as part of the December 2008 debt reduction agreement the Company agreed to increase the Series Avoting rights to 50 votes per share when the Company’s outstanding common stock exceeds 120,000,000 shares.

Holders of the Series A Preferred Stock are also entitled to elect one director at any meeting of the Company’s stockholder at which such directors are to be elected.  The right of the holders of the Series A Preferred Stock to elect such additional director shall cease when all outstanding shares of Series A Preferred Stock have been converted or are no longer outstanding. The shares of the Series A Preferred Stock are not redeemable by the Company.

In the event of any liquidation, the holders of shares of the Series A Preferred Stock are entitled to receive out of the assets of the Company available for distribution to the Company’s stockholders, before any distribution of assets is made to holders of any other class of capital stock of the Company, an amount equal to the purchase price per share, plus accumulated and unpaid dividends thereon to the date fixed for distribution

Warrants

The Company had warrants outstanding to third parties to purchase 4,165,271 shares of common stock as of December 31, 2008.

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

Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. Federal income tax of 34% to pretax income from continuing operations as a result of the following (in thousands):

Restated	December 31, 2008	December 31, 2007
Computed expected tax benefit	$(3,992)	$(2,403)
Increase in valuation allowance	3,992	2,403
Income tax expense	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008, and December 31, 2007, are presented below (in thousands):

Restated	December 31, 2008	December 31, 2007
Deferred tax assets:
Net operating loss carry forwards	$(9,594)	$(5,602)
Less valuation allowance	9,594	5,602
Net deferred tax assets	$-	$-

The Company has determined that a valuation allowance of $9,594,000 at December 31, 2008, is necessary to reduce the deferred tax assets to the amount that will more than likely than not be realized. The change in valuation allowance for 2008 was approximately $3,992,000. As of December 31, 2008, the Company has a net operating loss carry-forward of $29,551,000, which is available to offset future federal taxable income, if any, with expiration beginning 2012 and ending 2027.

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amount):

	For the twelve months ended December 31, 2008
	Income	Shares	Per-Share
Restated	(Numerator)	(Denominator)	Amount
Net loss	$(11,742)	78,074	$(0.15)
Basic EPS:
loss available to common stockholders	(11,742)	78,074	(0.15)
Effect of dilutive securities	-		-
Diluted EPS:
loss available to common stockholders	$(11,742)	78,074	$(0.15)
and assumed conversions

	For the twelve months ended December 31, 2007
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net loss	$(7,067)	41,308	$(0.17)
Basic EPS:
loss available to common stockholders	(7,067)	41,308	(0.17)
Effect of dilutive securities	-		-
Diluted EPS:
loss available to common stockholders	$(7,067)	41,308	$(0.17)
and assumed conversions

For the years ended December 31, 2008 and 2007, dilutive securities existed. The effect of the dilutive securities for the year ended December 31, 2008, would have been 99,129,264 shares of common stock comprised of the following; 1,129,032 shares of common stock assuming all debt instruments were converted, 500,000 shares of common stock assuming all employee stock options were converted, 4,165,271 shares of common stock assuming all warrants were converted, 15,260,496 shares of common stock assuming all Series A Preferred Stock (limited to 20% per year based on  2005 restriction agreement) were converted and 78,074,465 shares of weighted average shares of common stock outstanding.

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

Line of Credit

During 2008, the Company amended its two-year unsecured revolving credit facility with certain related party from $3 million to $6.5 million dollar . The terms of the unsecured revolving credit facility allow the Company to draw upon the facility as financing requirements dictate and provide for quarterly interest payments at a 12% rate per annum. The loan was extended from February 28, 2009 to March 31, 2011 and may be prepaid without penalty. At December 31, 2008, the line of credit of $6,500,000 had $2,183,000 outstanding, and  $4,317,000 available.

The Company during the fourth quarter 2008 signed a debt conversion agreement to convert the unsecured revolving credit facility which provides financing for working capital requirements. On December 31, 2008 the Company issued 2,000,000 shares of its Series A Preferred Stock for the conversion of $3,000,000 in debt. The Series A Preferred shares were valued at $6,580,000 at the time of the exchange, resulting in the recognition of a loss on extinguishment of related party debt in the amount of $3,580,000 during 2008. Certain family related trusts are participants in the Angus Capital revolving credit facility. H. Dean Cubley holds the investment and voting power over certain of these family related trusts while Scott Cubley and Brian Cubley, the adult sons of H. Dean Cubley, have the investment and voting power over other of the remaining family trusts.

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

The Company during the fourth quarter 2008 signed a debt conversion agreement to convert the unsecured revolving credit facility which provides financing for working capital requirements. On December 31, 2008 the Company issued 2,000,000 shares of its Series A Preferred Stock for the conversion of $3,000,000 in debt. The Series A Preferred shares were valued at $6,580,000 at the time of the exchange, resulting in the recognition of a loss on extinguishment of related party debt in the amount of $3,580,000 during 2008. Certain family related trusts are participants in the Angus Capital revolving credit facility. H. Dean Cubley holds the investment and voting power over certain of these family related trusts while Scott Cubley and Brian Cubley, the adult sons of H. Dean Cubley, have the investment and voting power over other of the remaining family trusts.

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

For the twelve months ended December 31, 2008 (in thousands)

	WMS	WBS	ENS	Total
Revenue	$742	$3,893	$520	$5,155
Segment (loss) income	(165)	(2,031)	(1,592)	(3,788)
Segment assets	92	7,081	1,918	9,091
Capital expenditures	14	3,531	855	4,400
Depreciation and amortization	15	1,579	113	1,707

For the twelve months ended December 31, 2007 (in thousands)

	WMS	WBS	ENS	Total
Revenue	$2,432	$1,873	$1,264	$5,569
Segment loss	(75)	(729)	(1,368)	(2,172)
Segment assets	223	4,799	1,054	6,076
Capital expenditures	1	1,847	389	2,237
Depreciation and amortization	14	286	14	314

Restated	Twelve Months Ended
Reconciliation of Segment Loss from Operations to Net Loss	December 31, 2008	December 31, 2007
Total segment loss from operations	$(3,788)	$(2,172)
Total corporate overhead including other, net	(7,954)	(4,895)
Net loss	$(11,742)	$(7,067)

Reconciliation of Segment Assets to Total Assets	December 31, 2008	December 31, 2007
Total segment assets	$9,091	$6,076
Total corporate assets	532	2,290
Consolidated assets	$9,623	$8,366

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

Robert McClung has served as executive officer since October 2007 where he is responsible for overseeing the operations of WBS. ERF Wireless acquired his company, Momentum Online Service, in October 2007, where he served as owner operator for the five years prior to our acquisition.

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

The Company during the fourth quarter 2008 signed a debt conversion agreement to convert the unsecured revolving credit facility which provides financing for working capital requirements. On December 31, 2008, the Company issued 2,000,000 shares of its Series A Preferred Stock (currently convertible into 37,352,694 shares of common stock) for the conversion of $3,000,000 in debt. The Series A Preferred Shares were valued at $6,580,000 at the time of the exchange, resulting in the recognition of the loss on extinguishment of related party debts in the amount of $3,580,000 during 2008.  As additional consideration for the conversion, when the number of shares of outstanding common stock equals or exceeds 120,000 million shares, the Company agreed to amend the Series A convertible preferred stock designation to increase the voting rights of each preferred share from 20 votes to 50 votes on all matters in which the common stock holders and preferred stock holders vote together. Certain Cubley family related trusts are participants in the Angus Capital revolving credit facility. H. Dean Cubley holds the investment and voting power over certain of these family related trusts while Scott Cubley and Brian Cubley, the adult sons of H. Dean Cubley, have the investment and voting power over the other remaining family trusts.

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

ERF WIRELESS, INC.
By: /s/ H. Dean Cubley
Name: H. Dean Cubley Title: Chief Executive Officer Date: March 19, 2009 Date: February 16, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this restated Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Dr. H. Dean Cubley	Chairman of the Board of Directors	March 19, 2009 February 16, 2010
Dr. H. Dean Cubley	Principal Executive Officer, and Director

/s/ Richard R. Royall	Director, Chief Financial Officer,	March 19, 2009 February 16, 2010
Richard R. Royall	Principal Financial Officer and
Principal Accounting Officer

/s/ R. Greg Smith	Director	March 19, 2009 February 16, 2010
R. Greg Smith

/s/ Michael R. Jones	Director	March 19, 2009 February 16, 2010
Michael R. Jones

/s/ Dr. Bartus H. Batson	Director	March 19, 2009 February 16, 2010
Dr. Bartus H. Batson