Form 10-K
period 2009-12-31
ERF Wireless, Inc.
filed 2010-03-31
CIK 1020646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

ERF Wireless, Inc.'s revenue for its most recent fiscal year was $5,533,000.

As of March 16, 2010 the aggregate market value of the shares of common stock held by non-affiliates (based on the closing price of $0.15 per share for the common stock as quoted on that date) was approximately $24,942,137.

As of March 16, 2010, the Company had outstanding 162,172,112 shares of its $.001 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD LOOKING STATEMENTS

Except for the historical information and discussions contained herein, statements contained in this Annual Report on Form 10-K, may constitute forward-looking statements. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed elsewhere in the ERF Wireless, Inc ("Company" or "ERF"), filings with the U.S. Securities and Exchange Commission ("SEC"). The statements contained in this document that are not purely historical are forward-looking statements including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding our business. This Annual Report on Form 10-K includes forward-looking statements about our business including, but not limited to, the level of our expenditures and savings for various expense items and our liquidity in future periods. We may identify these statements by the use of words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "plan," "potential," "predict," "project," "should," "will," "would" and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law. Our actual results could differ materially from those anticipated in these forward-looking statements.

ITEM 1. BUSINESS

The Company

ERF Wireless, Inc. (“Company” or “ERF Wireless”) provides secure, high-capacity wireless products and services to a broad spectrum of customers in primarily underserved, rural and suburban parts of the United States. We provide our customers with high quality broadband services and basic communications services to commercial, residential, oil and gas, and bank customers in the areas that otherwise would not be able to receive such services. We are also a comprehensive solutions provider to other enterprise customers, providing them with a wide array of communications services including high speed broadband, voice over Internet Protocol (VOIP) telephone and facsimile service, and video security.

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

For the fiscal year 2010, in addition to our WISP and regional banking business, we anticipate that the oil and gas industry will become an increasingly important part of the ERF Wireless business plan. In January 2009, we entered into contracts with Schlumberger, pursuant to which Schlumberger will exclusively resell wireless broadband and WiMAX terrestrial communication products and services from ERF Wireless in the North American oil and gas market. We anticipate investing significant capital to further expand our offerings to the oil and gas industry, using our wireless and WiMAX technologies to provide 1.5Mbps data communications to support drilling rig operations, supporting remote field offices, video surveillance of production facilities and pipelines, and monitoring of the highly-regulated Health, Safety and Environment (HSE) for the oil and gas industry.   We believe that our partnership with Schlumberger, along with our existing and growing network, will position us to be a provider of choice to the oil and gas industry.

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

The Company offers its services through its subsidiaries. Our primary operating subsidiaries, or business segments, are Enterprise Network Services (“ENS”), Wireless Bundled Services (“WBS”),  Wireless Messaging Services (“WMS”) and Oil & Gas Division (“O&G)

Wireless Bundled Services Subsidiary

WBS provides wireless broadband products and services, including Internet, voice and data to serve private entities, cities, municipalities and the general public in rural markets. As of the year ended December 31, 2009, WBS contributed 91% of the revenues of the Company and 74% of the losses attributable to the Company's business segments.

Oil & Gas Division

O&G provides wireless connectivity to rural oil and gas locations primarily via Mobile Broadband Trailers (MBTs). O&G provides wireless broadband products and services focusing primarily on commercial customers providing high speed bandwidth to rural North America to serve the Oil and Gas sector. All sales from external customers are located within the United States. The O&G division is a division of WBS. The revenues in the O&G segment for the twelve months ended December 31, 2009 and 2008, are $308,000 and $72,000, respectively.

Enterprise Network Services Subsidiary

ENS provides turnkey design and implementation service in the area of secure wireless broadband networks for regional banks.

Wireless Messaging Services Subsidiary

WMS provides wireless broadband and fiber-to-the-home system network design and implementation, manufacture and supply high-power infrastructure equipment to the paging and mobile industry and own and operate a wide-area messaging service (paging retail). WMS contributed 3% of the Company's revenues for the year ended December 31, 2009, and 1% of the losses attributable to the Company's business segments.

Our Industries

Oil and Gas Industry

ERF Wireless will market its oil and gas products and services through its Oil & Gas Division, but will consolidate any revenue into its Wireless Bundled Services subsidiary. The demand for oil and gas continues to grow, and exploration and production consistently moves farther away from civilization and into more remote environments to meet this need. As a result, companies have been forced to change the way in how they operate. One approach is to achieve a “digital oilfield.” In a digital oilfield process digitization, real time data collection, and intelligent controls are combined to improve recovery, accelerate production, reduce downtime, and reduce the number of on-site engineers required to oversee the operation.

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

ENS currently has long term maintenance contracts with four banking networks. For the twelve months ended December 31, 2009 ENS contributed 6% of the revenues of the Company and 25% of the losses attributable to the Company's business segments.

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

The wireless broadband sector has begun a new stage of growth in the rural residential and enterprise market’s, fueled primarily by technology improvements and increased consumer demand. Rural areas in America, however, have experienced a lower Internet penetration rate, and substantially less access to broadband, than the more densely populated urban and suburban areas. Only 38% of those living in rural American now have broadband at home, compared with 31% who said this in 2007, or a growth rate of 23% from 2007 to 2008. By comparison, 57% of urban residents and 60% of suburban residents have high-speed connections at home.

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

Our current residential and enterprise market is focused in the South Central United States, where we have developed areas of wireless coverage through acquisitions and contracts in New Mexico, Texas and Louisiana. Our existing network allows us to provide our high capacity wireless broadband offerings to the oil and gas industry, financial institutions, and our 8,423 residential customer base. We plan to continue to expand our wireless broadband coverage through acquisitions, internal development and partnerships in specific rural areas.

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

Continue to Acquire Networks

Our strategy is to focus on the acquisition of WISPs in locations that enhance our geographic and strategic plans. We believe that this acquisition strategy offers two benefits.  First, we are able to acquire operations that provide immediate revenue. Secondly, we are able to leverage the acquired network to provide services to the oil and gas market at higher rates than we offer to residential users. Our acquisition targets are typically capital constrained with underutilized network capacity. While there is no assurance that we will make additional acquisitions, we believe that there are WISPs that currently meet our acquisition criteria. As of the date of this Annual Report, we have not entered into any definitive arrangements or understandings with any potential acquisition targets.

Grow our Relationship with Schlumberger

In January 2009, we entered into agreements with Schlumberger to exclusively resell our wireless broadband and WiMAX terrestrial communications products and services in the North American oil and gas market. Through this agreement with Schlumberger, our vision is to develop premiere oil and gas sales channel for our wireless broadband.

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

Provides wireless broadband and fiber-to-the-home system network design and implementation, manufacture and supply high-power infrastructure equipment to the paging and mobile industry and own and operate a wide-area messaging service (paging retail). WMS contributed 3% of the Company's revenues for the year ended December 31, 2009, and 1% of the losses attributable to the Company's business segments.

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

The Company has also filed five patent applications on its CryptoVue (TM) technology. The abstract of the patent application filing included the secure, triple-controlled system for data over a network, which protects against data theft or alteration by one or more ("e.g., two") corrupt insiders working together with outsiders. A combination of dual-control tamper-resistant routers, physical hardware keys and encryption keys enforces what the Company believes to be best practice security protocols with thorough auditing. A remote monitoring center provides a third level of control along with remote auditing and detailed change-control alerts. The Company can provide no assurance that it will be successful in obtaining its patents on its intellectual property.

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

Employees

As of March 16, 2010, we employ 73 full-time employees and 4 consultants. We have no collective bargaining agreements with our employees, and believe relationships are satisfactory.

Customers

The Company had one customer that represented approximately 4% of gross sales for the year ended December 31, 2009. During the year ended December 31, 2008, the Company had one customer that represented 11% of the Company's gross sales.

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

We have incurred annual operating losses since our inception. As a result, at December 31, 2009, we had an accumulated deficit of $39,133,000. Our gross revenues for the year ended December 31, 2009 were $5,533,000, with a loss from operations of $7,642,000. As we pursue our business plan, we expect our operating expenses to increase, especially in the areas of sales, marketing and acquisitions. As a result of these expected cost increases, we may incur losses from operations in 2010.

We have a limited cash and liquidity position and need to raise additional funds to fund operations.

As of December 31, 2009, we had cash and cash equivalents balances of $228,000 and negative working capital of $3,380,000. As of December 31, 2009, we had long-term indebtedness of approximately (i) $5.5 million on our credit facility, (ii) $1.6 million of capital leases, and (iii) $2.3 million of outstanding notes. The Company has a $10.5 million unsecured revolving credit facility, bearing interest at an annum rate of 12%, which matures in December 2011, and as of December 31, 2009, there was approximately $5,051,000 available under that facility. Additionally, we have available project and equipment financing of up to $14,562,000. We believe our cash and available credit facilities afford us adequate liquidity for 2010, although we will likely need to raise additional capital during this period to fund our anticipated growth for our oil and gas wireless business. We have historically financed our operations through private equity and debt financings. We do not have any commitments for equity funding at this time, and equity funding may not be available to us on favorable terms, if at all. As such there is no assurance that we can raise equity capital from external sources when such need arises, the failure of which could cause us to curtail operations.

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

As of December 31, 2009, certain operating assets, inventory, furniture and accounts receivable are pledged as collateral on $2,677,000 of outstanding notes and capital leases. The occurrence of an event of default under any of our obligations might subject us to foreclosure by the lenders to the extent necessary to repay any amounts due. If a foreclosure were to happen, it would have a material adverse effect on our financial condition.

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

During 2009, the majority of our revenue was generated from short-term agreements.

For the year ended December 31, 2009, the majority of our revenues resulted from short-term, terminable at will, arrangements. We did not have any customers that provided revenue in excess of 10%. There is no assurance that our customers will continue to conduct business with us in the future, the failure of which could have a material adverse effect on our business operations.

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

Our operations are dependent upon our ability to support a highly complex network infrastructure. Many of our customers are particularly dependent on an uninterrupted supply of services. Any damage or failure that causes interruptions in our operations could result in loss of these customers. To date, we have not experienced any significant interruptions or delays which have affected our ability to provide services to our clients and we believe that we have satisfactory back-up systems in place. Because our headquarters and infrastructure are located in the Texas Gulf Coast area, there is likelihood that our operations may be affected by hurricanes or tropical storms, tornados, or flooding. The occurrence of a natural disaster, operational disruption or other unanticipated problem could cause interruptions in the services we provide and significantly impair our ability to generate revenue and achieve profitability.

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

Much of the law related to the liability of Internet service providers remains unsettled. For example, many jurisdictions have adopted laws related to unsolicited commercial email or “spam” in the last several years. Other legal issues, such as the sharing of copyrighted information, transporter data flow, universal service, and liability for software viruses could become subjects of additional legislation and legal development. We cannot predict the impact of these changes on them. Regulatory changes could have a material adverse effect on our business, financial condition or results of operations.

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

The trading price for our common stock has been, and we expect it to continue to be, volatile. For example, the closing bid price of our stock has fluctuated between $.15 per share and $.27 per share since January 1, 2010. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results and general market and economic conditions, which are beyond our control. Factors such as fluctuations in our financial and operating results, technological innovations or new commercial products and services by us or our competitors, could also cause the market price of our common stock to fluctuate substantially. In addition, the stock market has, from time to time, experienced extreme price and volume fluctuations. These broad market fluctuations may lower the market price of our common stock. Moreover, during periods of stock market price volatility, share prices of many companies have often fluctuated in a manner not necessarily related to their operating performance. Accordingly, our common stock may be subject to greater price volatility than the stock market as a whole.

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

We have reserved for issuance the following as of December 31, 2009:

•	5,995,000 shares of common stock are eligible to be issued pursuant to the Company's option plans;

•	6,838,000 shares of common stock underlying outstanding common stock purchase warrants at prices between $0.45 and $5.00 per share;

•
56,843,000 shares of common stock issuable upon conversion of Series A Preferred Stock  The effective purchase price per share of common stock issued upon conversion will be determined at the date of conversion.

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

	High	Low

YEAR 2009
Quarter ended December 31	$0.36	$0.21
Quarter ended September 30	$0.38	$0.25
Quarter ended June 30	$0.39	$0.25
Quarter ended March 31	$0.66	$0.29
YEAR 2008
Quarter ended December 31	$0.45	$0.21
Quarter ended September 30	$0.42	$0.19
Quarter ended June 30	$0.71	$0.31
Quarter ended March 31	$1.01	$0.49

Stockholders

As of March 16, 2010, we believe there were approximately 446 holders of record of our common stock.

Dividends

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and do not anticipate declaring or paying any cash dividends on our common stock in the near future.

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2009, concerning securities authorized for issuance under our plans;

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants & Rights	Weighted Averaged Exercise Price of Outstanding Options, Warrants & Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders:

None	-	-	-

Equity compensation plans not approved by security holders:

2008 Non-Qualified Stock Compensation Plan	125,000	$0.43	5,995,378

Total	125,000	$0.43	5,995,378

Recent Sales of Unregistered Securities

Set forth below is certain information concerning issuances of common stock that were not registered under the Securities Act that occurred in the fourth quarter of fiscal 2009.

Common Stock Issued for Cash Consideration

•	No shares were issued for cash consideration for the three months ended December 31, 2009.

Common Stock Issued for Debt Conversions and Services Rendered

•	In October, 2009, 236,378 shares of common stock at average price of $.32 were issued for debt conversions and services rendered.

•	In December, 2009, 628,176 shares of common stock at average price of $.26 were issued for debt conversions and services rendered.

Common Stock Issued Upon Conversion of Series A Preferred Stock

•	On October 2, 2009, an accredited investor acquired 1,867,634 shares of common stock pursuant to Preferred A Conversions.

•	On October 30, 2009, an accredited investor acquired 7,470,540 shares of common stock pursuant to Preferred A Conversions.

The issuances referenced above were completed pursuant to either Section 4(2) of the Securities Act or Regulation D of the Securities Act. With respect to issuances made pursuant to Section 4(2) of the Securities Act, the transactions did not involve any public offering and were sold to a limited group of persons. Each recipient either received adequate information about ERF Wireless or had access, through employment or other relationships, to such information, and ERF Wireless determined that each recipient had such knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in the Company.

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

Equity Repurchases by Issuer

The Company did not affect any common stock repurchases during fiscal 2009.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the other sections of this annual report on Form 10-K, including the financial statements.

Overview

Historically, our revenues have been generated primarily from Internet and construction services. Our Internet revenues result from our offering of broadband and basic communications services to residential and enterprise customers. Our construction revenues result from the construction of bank networks and other services associated with providing wireless products and services to the regional banking industry. During fiscal 2009, approximately 91% of our revenues were generated from internet services and 6% of our revenues were generated from construction services. We expect that our internet services will experience the most growth during fiscal 2010, as we expect to devote significant capital resources to developing the oil and gas market utilizing wireless services.

During the 2009 fiscal year and the first quarter of fiscal 2010, the Company made significant progress with its strategic business plan as evidenced by the completion and announcement of numerous agreements. These include:

➢	The entry into two exclusive reseller agreements with Schlumberger to market our wireless services and products to the oil and gas industry in the United States, Canada and the Gulf of Mexico.
➢	The integration of the Centramedia asset acquisition, providing the Company access to a large geographic area in the Panhandle of Texas with active oil and gas drilling activity.
➢	The acquisition and integration of two wireless companies in the oil and gas rich Barnett Shale; Frontier Internet LLC and iTexas.net.
➢
The announcement of a Master Services Agreement with Platinum Communications for the provisioning and delivery of bandwidth services to mobile and static oil and gas customers throughout the Canadian Province of Alberta.

➢
The announcement of a Master Services Agreement with Partnership Broadband to deliver digital oilfield solutions in north central Texas.  The network has some 160 towers and covers more than 15,000 square mile in the oil and gas rich Barnett Shale.

➢
The announcement of a Master Services Agreement with The Computer Works to deliver digital oilfield solutions in north central Arkansas.  The network has some 42 towers and covers more than 3,000 square miles in the oil and gas rich Fayetteville Shale.

➢
The announcement of a Master Services Agreement with Southwestern Wireless to deliver digital oilfield solutions in West Texas and New Mexico.  The network added more than 37,000 square miles in these oil and gas rich territories.

➢	The Company registered and obtained FCC approval for nearly 90 WiMAX 3.665 GHz transmission locations in strategic oil and natural gas development and production areas in the United States.
➢
The completion of a BranchNet encrypted enterprise-class wireless banking network for West Texas State Bank located in the oil and gas rich Permian Basin including the Midland and Odessa, Texas markets.  The network is comprised of FCC-licensed frequencies creating a 165Mbps backbone, delivering speeds in excess of 40Mbps to each branch bank location.  Additionally, the Company entered into a WiNet agreement with the bank and has begun reselling digital oilfield solutions off of this network to its oil and gas customers in this region.

➢
The announcement of energy sector expert, Douglas Gibson joining ERF Wireless as energy industry consultant.  In the mid-1990’s Gibson founded Petrosol, generating over $110 million in total sales through 2002.  Petrosol, in 2000, became a partner of Sensa, which developed fiber optic sensing technologies for use within the oil and gas industry.  Schlumberger later acquired Sensa in 2001.

➢
The announcement of the immediate start of design, development and construction of a new wireless network in the oil and gas rich Haynesville Shale in northwestern Louisiana and northeastern Texas; covering hundreds of natural gas drilling rigs in one of the fastest growing gas shale developments in North America.

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

Results of Operations

Year Ended December 31, 2009, Compared to Year Ended December 31, 2008

The following table sets forth summarized consolidated financial information for the years ended December 31, 2009 and 2008:

	Fiscal Year Ended December 31,

($ in thousands)	2009	2008	$ Change	% Change
Total sales	$5,533	$5,155	$378	7%
Cost of goods sold	3,254	3,121	133	4%
Gross profit	2,279	2,034	245	12%
Percent of total sales	41%	39%
Operating expenses	9,921	9,653	268	3%
Loss from operations	(7,642)	(7,619)	(23)	0%
Other income/(expense)	(1,230)	(4,123)	2,893	-70%
Net loss	$(8,872)	$(11,742)	$2,870	-24%

For the year ended December 31, 2009, the Company's consolidated operations generated net sales of $5,533,000 compared to prior-year net sales of $5,155,000 for the year ended December 31, 2008. The $378,000 increase in net sales is primarily attributable to $1,164,000 increase in WBS due to increase recurring wireless broadband services growth through asset acquisitions and oil and gas revenue from deployment of our Mobile Broadband Trailers (MBTs) in the oil patch regions, offset with a $203,000 decrease in banking network installation and services due to a slowdown in the banking industry resulting in reduced network construction revenues in 2009, and a decrease of $583,000 in wireless paging service and infrastructure construction revenue For the year ended December 31, 2009, the Company had a gross profit margin of 41%, compared to a gross profit margin of 39% for the prior-year period ended December 31, 2008. The $245,000 increase in gross profit margin percentage is primarily due to net increase sales volume which attributed to margins as follows; (i) approximately $462,000 increase in gross margin attributable to the increased wireless customer base and strong margins as result of recent acquisitions (ii) an increase of $133,000  in gross margins for banking network services primarily due to efficient execution and timely completion of bank contracts, and (iii) offset by approximately $350,000 decrease in gross margin due to a reduction in paging and wireless infrastructure construction revenue.

The Company incurred a net loss of $8,872,000 for the year ended December 31, 2009. The Company's principal components of the net loss for the year ended December 31, 2009, included approximately $2,704,000 in depreciation and amortization expenses, $1,293,000 of interest expense, $50,000 of derivative income, $1,411,000 of other general and administrative expense, $4,870,000 in employment expenses and $1,832,000 in professional services.

Sales Information

Set forth below is a table presenting summarized sales information for our business segments for the years ended December 31, 2009 and 2008:

($ in thousands)	Fiscal Year Ended December 31,
Business Segment	2009	% of Total	2008	% of Total	$ Change	% Change
Wireless Messaging Services	$159	3%	$742	14%	$(583)	-79%
Wireless Bundled Services	5,057	91%	3,893	76%	1,164	30%
Enterprise Network Services	317	6%	520	10%	(203)	-39%
Total Sales	$5,533	100%	$5,155	100%	$378	7%

For the year ended December 31, 2009, net sales increased to $5,533,000 from $5,155,000 for the year ended December 31, 2008. The overall increase of 7% was primarily attributable to increase sales of WBS of $1,164,000 in recurring wireless broadband services growth through asset acquisitions and oil and gas revenue from deployment of our Mobile Broadband Trailers (MBTs) in the oil patch regions, offset with a decrease in WMS of $583,000 due to wireless paging service and infrastructure construction revenue, and a decrease in sales of ENS of $203,000 in banking network installation and services resulting in reduced network construction revenues in 2009.

Cost of Goods Sold

The following tables set forth summarized cost of goods sold information for the years ended December 31, 2009 and 2008:

($ in thousands)	Fiscal Year Ended December 31,
	2009	% of Total	2008	% of Total	$ Change	% Change
Wireless Messaging Services	$207	6%	$440	14%	$(233)	-53%
Wireless Bundled Services	2,773	85%	2,072	66%	701	34%
Enterprise Network Services	274	8%	609	20%	(335)	-55%
Total cost of sales	$3,254	100%	$3,121	100%	$133	4%

	Fiscal Year Ended December 31,
($ in thousands)	2009	2008	$ Change	% Change

Products and integration service	$1,317	$1,511	$(194)	-13%
Rent and maintenance	475	391	84	21%
Salary and related cost	23	78	(55)	-71%
Depreciation	1,340	900	440	49%
Other costs	99	241	(142)	-59%
Total cost of sales	$3,254	$3,121	$133	4%

For the year ended December 31, 2009, cost of goods sold increased by $133,000, or 4%, to $3,254,000 from $3,121,000 as compared to the year ended December 31, 2008. The increase of $133,000 in cost of goods sold is primarily attributable to a decrease of cost of goods sold of $233,000 in WMS due to reduced revenue in wireless paging service and infrastructure construction, a decrease of cost of goods sold of $335,000 in ENS due to slowdown in banking installations and offset with an increase of $701,000 in cost of goods sold in WBS due to increased recurring wireless broadband services growth through asset acquisitions and deployment of our Mobile Broadband Trailers (MBTs) in oil and gas regions.

Operations Expenses

The following table sets forth summarized operating expense information for the years ended December 31, 2009 and 2008:

	Fiscal Year Ended December 31,
($ in thousands)	2009	2008	$ Change	% Change

Employment expenses	$4,870	$4,735	$135	3%
Professional services	1,832	1,868	(36)	-2%
Rent and maintenance	444	405	39	10%
Research and development	-	25	(25)	0%
Depreciation and amortization	1,364	876	488	56%
Other general and administrative	1,411	1,744	(333)	-19%
Total operating expenses	$9,921	$9,653	$268	3%

For the year ended December 31, 2009, operating expenses increased by 3% to $9,921,000, as compared to $9,653,000 for the year ended December 31, 2008. The increases that occurred, as evidenced by the immediately preceding table, are discussed below:

•	A $135,000 increase in employment expense. The increase is primarily attributable to growth of the company through recent acquisitions;

•	A $36,000 decrease in professional services. The decrease is primarily related to accounting expenses;

•	A $39,000 increase in rent and maintenance. The increase is primarily attributable to growth of the company through recent acquisitions;

•	A $488,000 increase in depreciation and amortization; The increase is primarily attributable to growth of the company through recent acquisitions; and

•	A $333,000 decrease in other general and administrative expense.

Other (Income) Expense, Net

For the year ended December 31, 2009, the decrease in other expense is primarily attributable to interest expense, net on debt obligations totaling $1,293,000 and offset with a net derivative income of $50,000 as compared to interest expense, net of $887,000, loss on extinguishment of related party debt of $3,580,000 and offset with derivative income of $306,000 for the year ended December 31, 2008. The derivative expense represents the net unrealized (non-cash) charge during the year ended December 31, 2009 and 2008, in the fair value of our derivative instrument liabilities related to warrants and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately.

Net Loss

For the year ended December 31, 2009, our net loss was $8,872,000 compared to a loss of $11,742,000 for the year ended December 31, 2008. The deceased in the loss for the year ended December 31, 2009, as compared to the year ended December 31, 2008 is primarily attributable to prior year loss on extinguishment of related party debt of $3,580,000 and offset with an increase in employment and depreciation and amortization expense.

Cash Flows

The Company's operating activities increased net cash used by operating activities to $2,959,000 in the year ended December 31, 2009, compared to net cash used of $4,048,000 in the year ended December 31, 2008. The increase in net cash used by operating activities was primarily attributable to  an increase in the Company's net operating loss of $8,872,000, net of $5,494,000 non-cash charges combined with derivative income $50,000 to equal net non-cash charge of $5,444,000, combined together with $469,000 of cash provided by fluctuations in working capital requirements consisting of the combination of accounts receivable, inventory, prepaid expenses, accounts payable, accrued expenses, cost and profit in excess of billings, deferred liability lease and deferred revenue.

The Company's investing activities used net cash of $1,306,000 in the year ended December 31, 2009, compared to use of net cash of $974,000 in the year ended December 31, 2008. The increase in investing activities is primarily growing as a result wireless capabilities through asset acquisition and expansion of our infrastructure in Texas, New Mexico, Oklahoma and Louisiana.

The Company's financing activities provided net cash of $4,145,000 in the year ended December 31, 2009, compared to $3,159,000 of cash provided in year ended December 31, 2008. The cash provided in the year ended December 31, 2009, was primarily associated with the proceeds from equity financings, subordinated promissory financing, convertible debt financing and the line of credit, net.

Liquidity and Capital Resources

General

At December 31, 2009, the Company's current assets totaled $1,281,000 (including cash and cash equivalents of $228,000) total current liabilities were $4,661,000, resulting in negative working capital of $3,380,000. The Company has funded operations to date primarily through a combination of utilizing cash on hand, borrowings and raising additional capital through the sale of its securities. The Company’s operations for the year ended December 31, 2009, were as primarily funded by proceeds from the Company's line of credit totaling $3,618,000, subordinated promissory financing of $1,390,000, sale of restricted common stock, net to accredited investors of $334,000 and convertible debt financing of $150,000.

Current Debt Facility

At December 31, 2009, the Company had approximately $5,051,000 available on a $10.5 million unsecured revolving credit facility with Angus Capital Partners, which matures in December 2011. The terms of the two-year unsecured revolving credit facility will allow us to draw upon the facility as financing requirements dictate and provides for quarterly interest payments at an annual 12% rate. The loan may be prepaid without penalty or repaid at maturity.

Issuance of Common Stock

During the fiscal year ended December 31, 2009, we issued to various accredited investors and third parties (i) 1,918,000 shares of restricted common stock for net consideration of $334,000, (ii) 6,955,000 shares for services rendered and debt conversions, and (iii) 28,796,000 shares upon conversion of Series A Preferred Stock. We relied on Section 4(2) of the Securities Act in effecting these transactions. During the fiscal year ended December 31, 2009, we issued 6,023,000 shares of common stock to employees and business consultants, for aggregate consideration of $1,857,000 of services rendered, pursuant to a registration statement on form S-8.

Use of Working Capital

We believe our cash and available credit facilities afford us adequate liquidity for the balance of fiscal 2010. We anticipate that we will need additional capital in the future to continue to expand our business operations, which expenditures may include acquisitions and capital expenditures. We have historically financed our operations through private equity and debt financings. We do not have any commitments for equity funding at this time, and additional funding may not be available to us on favorable terms, if at all. As such there is no assurance that we can raise additional capital from external sources, the failure of which could cause us to curtail operations.

Contractual Obligations

The following table sets forth contractual obligations as of December 31, 2009:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations:
Long-term debt obligations	$9,116	$3,040	$6,076	$-	$-
Capital lease obligations	1,984	1,053	793	138	-
Operating lease obligations	1,164	616	501	24	23
Total contractual obligations	$12,264	$4,709	$7,370	$162	$23

The Company's contractual obligations consist of long-term debt of $7,772,000, derivative liabilities of $269,000, unamortized debt discount of $117,000, and interest expense of $958,000 as set forth in Note 12 to the company's financial statements, Notes Payable and Long-Term Debt. The capital lease obligations include interest as set forth in Note 12 in the future minimum lease payments schedule and certain obligations for operating leases requiring future minimal commitments under non-cancelable leases set forth in Note 14 - Commitments and Contingencies.

Off-Balance Sheet Arrangements

As of December 31, 2009 the Company did not have any significant off-balance-sheet arrangements other than certain office and tower facility operating leases requiring minimal commitments under non-cancelable leases disclosed in the table above.

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

In April 2008, the FASB issued a pronouncement on what is now codified as FASB ASC Topic 350, Intangibles Goodwill and Other. This pronouncement amends the factors to be considered in determining the useful life of intangible assets accounted for pursuant to previous topic guidance. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and its adoption had no effect on the Company’s consolidated financial statements.

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

Effective June 30, 2009, the Company adopted guidance issued by the FASB and included in ASC 855-10, “Subsequent Events,” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date through the date the financial statements are issued.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
ERF Wireless, Inc.
League City, Texas

We have audited the accompanying consolidated balance sheets of ERF Wireless, Inc., as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ERF Wireless, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ LBB & ASSOCIATES LTD., LLP

LBB & ASSOCIATES LTD., LLP
Houston, Texas
March 29, 2010

ERF WIRELESS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 and 2008
($ in thousands except share data)

	December 31,	December 31,
	2009	2008

ASSETS
Current assets
Cash and cash equivalents	$228	$348
Accounts receivable, net	494	248
Accounts receivable, other	78	52
Inventories	222	193
Costs and profits in excess of billings	17	427
Prepaid expenses and other current assets	242	494
Total current assets	1,281	1,762

Property and equipment
Property and equipment	9,347	7,751
Less: accumulated depreciation	(3,712)	(1,649)
Net property and equipment	5,635	6,102

Goodwill	1,255	436
Intangible assets, net	701	1,059
Other assets	245	264
Total assets	$9,117	$9,623

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable and current portion of long-term debt	$1,881	$702
Capital leases and current portion of long-term capital leases	854	861
Accounts payable	586	$981
Accrued expenses	486	1,269
Derivative liabilities	269	78
Deferred liability and revenue	585	237
Total current liabilities	4,661	4,128

Long-term debt of line of credit, net of current portion	5,449	2,183
Long-term debt, net of current portion	442	661
Long-term capital leases, net of current portion	789	1,581
Deferred liability and revenue, net of current portion	150	316
Total liabilities	11,491	8,869

Commitments

Shareholders’ equity (deficit):
Preferred stock - $.001 par value
Series A authorized 25,000,000 shares
Issued and outstanding at December 31, 2009, and
December 31, 2008, 3,043,580 and 4,085,514, respectively	3	4
Common stock - $.001 par value
Authorized 475,000,000 shares
Issued and outstanding at December 31, 2009, and
December 31, 2008, 145,575,735 and 101,884,119, respectively	146	102
Additional paid in capital	36,785	31,084
Accumulated deficit	(39,308)	(30,436)
Total shareholders’ equity (deficit)	(2,374)	754

Total liabilities and shareholders' equity (deficit)	$9,117	$9,623

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
($ in thousands except share data and loss per share)

	2009	2008

Sales:
Products	$196	$772
Services	5,337	4,383
Total sales	5,533	5,155

Costs of goods sold:
Products and integration services	1,317	1,511
Rent, repairs and maintenance	475	391
Salary and related cost	23	78
Depreciation	1,340	900
Other cost	99	241
Total costs of goods sold	3,254	3,121
Gross profit	2,279	2,034
Operating expenses:
Selling, general and administrative	8,557	8,777
Depreciation and amortization	1,364	876
Total operating expenses	9,921	9,653
Loss from operations	(7,642)	(7,619)
Other income (expenses):
Interest expense, net	(1,293)	(887)
Loss on extinguishment of related party debt	-	(3,580)
Gain on sale of assets and other income	13	38
Derivative income	50	306
Total other income (expense)	(1,230)	(4,123)
Net loss	$(8,872)	$(11,742)
Net loss per common share:
Basic	$(0.07)	$(0.15)
Diluted	$(0.07)	$(0.15)

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
($ and shares in thousands)

					Additional		Total
	Common Stock		Preferred Stock		Paid in	Accumulated	Shareholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity (Deficit)

Total shareholders’ equity (deficit)	61,541	$62	3,312	$3	$19,098	$(18,694)	$469
as of December 31, 2007

Net loss	-	-	-	-	-	(11,742)	(11,742)

New stock issued to shareholders:
Conversion of preferred stock to common stock	22,896	24	(1,226)	(1)	(23)	-	-
For services rendered and interest	5,615	5	-	-	2,370	-	2,375
For retirement of debt	635	-	-	-	186	-	186
Asset acquisition	5,171	5	-	-	1,645	-	1,650
For retirement of debt and conversion of convertible preferred stock	-	-	2,000	2	2,998	-	3,000
Loss on extinguishment of related party debt	-	-	-	-	3,580	-	3,580
Stock based compensation	-	-	-	-	29	-	29
Warrant expense	-	-	-	-	27	-	27
Proceeds from sale of common stock, net	6,026	6	-	-	1,174	-	1,180

Total shareholders’ equity
as of December 31, 2008	101,884	102	4,086	4	31,084	(30,436)	754

Net loss	-	-	-	-	-	(8,872)	(8,872)

New stock issued to shareholders:
Conversion of preferred stock to common stock	28,796	29	(1,542)	(1)	(28)	-	-
For services rendered and interest	8,069	8	-	-	2,449	-	2,457
For retirement of debt	1,636	2	-	-	473	-	475
Asset acquisition	3,273	3	-	-	881	-	884
For retirement of debt and conversion of convertible preferred stock	-	-	500	-	1,500	-	1,500
Stock based compensation	-	-	-	-	-	-	-
Derivative liability	-	-	-	-	39	-	39
Warrant expense	-	-	-	-	55	-	55
Proceeds from sale of common stock, net	1,918	2	-	-	332	-	334
Total shareholders’ equity
as of December 31, 2009	145,576	$146	3,044	$3	$36,785	$(39,308)	$(2,374)

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
($ in thousands)

	2009	2008

Cash flows from operating activities
Net loss	$(8,872)	$(11,742)

Adjustments to reconcile net loss to net cash used by operating activities:
Loss on extinguishment of related party debt	-	3,580
Gain on sale of assets	-	(26)
Amortization of debt discount	228	31
Depreciation and amortization	2,704	1,776
Stock issued for services rendered and interest	2,457	2,375
Derivative (income)	(50)	(277)
Bad debt expense	105	439
Changes in:
Accounts receivable, net	(318)	(279)
Accounts receivable, other	(21)	62
Inventories	(29)	(75)
Prepaid expenses	276	50
Costs and profits in excess of billings	410	(17)
Accounts payable	(395)	(108)
Accrued expenses	364	337
Deferred liability and revenue	182	(174)
Total adjustment	5,913	7,694
Net cash used by operating activities	(2,959)	(4,048)

Cash flows from investing activities
Proceeds from sale of assets	-	27
Purchase of property and equipment	(1,158)	(558)
Business acquisitions, net of cash acquired	(167)	(321)
Change in other assets	19	(122)
Net cash used by investing activities	(1,306)	(974)

Cash flows from financing activities
Net proceeds from line of credit	3,618	2,810
Proceeds from notes payable	150	50
Proceeds from long-term debt obligations	1,390	-
Payment of long-term debt obligations	(465)	(314)
Payment on capital lease obligations	(882)	(567)
Proceeds from sale of common stock, net	334	1,180
Net cash provided by financing activities	4,145	3,159

Net decrease in cash	(120)	(1,863)
Cash and cash equivalents at the beginning of the period	348	2,211
Cash and cash equivalents at the end of the period	$228	$348

Supplemental disclosure of cash flow information:
Net cash paid during the year for:
Interest	$361	$258
Income taxes	$-	$-

Supplemental non-cash investing and financing activities:
Conversion of debt through issuance of common stock	$475	$186
Conversion of debt and interest through issuance of Preferred stock	$1,500	$3,000
Issuance of shares for asset acquisition	$884	$1,650
Property acquired under capital lease	$68	$1,597
Note payable for acquisition	$444	$750

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

Our revenues are principally internet and construction. Our internet revenues are recorded in our subsidiary, “Wireless Bundled Services, Inc. (WBS)”, construction of bank networks in our subsidiary, “Enterprise Network Services, Inc. (ENS)” and other construction in our subsidiary, “Wireless Messaging Services, Inc. (WMS)” and Oil & Gas Division (O&G). Please refer to segment footnote 16 for additional information regarding the Company’s operating divisions.

We have evaluated subsequent events through the date the consolidated financial statements were issued.

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

RECLASSIFICATION

Certain amounts in the 2008 financial statements have been reclassified to conform to the 2009 financial presentation. These reclassifications have no impact on net loss.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid financial instruments with original purchased maturities of three months or less at the date of purchase. At various times during the year, the Company maintained cash balances in excess of FDIC insurable limits. Management feels this risk is mitigated due to the longstanding reputation of these banks.

Credit Risk

In the normal course of business, the Company extends unsecured credit to the majority of its customers. The company controls credit risk associated with its receivables through credit checks, approvals, and monitoring procedures. Generally, the company requires no collateral from its customers.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases

We recognize lease expense on a straight-line basis over the minimum lease terms which expire at various dates through 2018. These leases are for office and radio tower facilities and are classified as operating leases. For leases that contain predetermined, fixed escalations of the minimum rentals, we recognize the rent expense on a straight-line basis and record the difference between the rent expense and the rental amount payable in liabilities.

Leasehold improvements made at the inception of the lease are amortized over the shorter of the asset life or the initial lease term as described above. Leasehold improvements made during the lease term are also amortized over the shorter of the asset life or the remaining lease term.

On December 15, 2006, the Company entered into an agreement with Southwest Enhanced Network Services, LP, a wireless broadband company, to assume multiple tower and office leases in the greater Lubbock, Texas area. As part of the agreement the Company received $825,000 in cash to offset certain of the future operating lease costs. The $825,000 is recorded as a deferred leased liability and recognized as a reduction to rent expense on a straight-line basis over the lease term as described above. At the end of December 2009 and 2008, this deferred lease liability balance was $313,000 and $476,000, respectively.

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

Deferred Revenues

Revenues that are billed in advance of services being completed are deferred until the conclusion of the period of the service for which the advance billing relates. Deferred revenues are included on the balance sheet in current and long-term liabilities until the service is performed and then recognized in the period in which the service is completed. The Company's deferred revenues consist of billings in advance for services being rendered for its wireless broadband, banking network monitoring and maintenance and wireless messaging customers and, accordingly, are deferred and recognized monthly as earned. The Company had deferred revenues in current and long-term liabilities of approximately $422,000 and $77,000 as of December 31, 2009, and December 31, 2008, respectively.

Advertising Costs

Advertising costs are expensed when incurred. For the periods ended December 31, 2009 and 2008, the Company expensed $118,000 and $111,000, respectively.

Stock-Based Compensation

Stock based compensation expense is recorded in accordance with FASB ASC Topic 718 formerly SFAS 123R (Revised 2004), Share-Based Payment , for stock and stock options awarded in return for services rendered. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest.

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

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Inventories

Inventories are valued at the lower of cost or market. The cost is determined by using the average cost method. Inventories consist of the following items as of December 31, 2009 and 2008 in thousands:

	December 31,	December 31,
	2009	2008
Raw material	$63	$113
Finished goods	159	80
	$222	$193

The Company has pledged all the inventory of WBS of $159,000 and $56,000 as collateral against outstanding notes and capital leases as of December 31, 2009 and December 31, 2008, respectively.

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

Goodwill

Goodwill represents the excess of the cost of businesses acquired over the fair value of their net assets at the dates of acquisition. Under current accounting pronouncements, the company is required to annually assess the carrying value of goodwill associated with each of its distinct business units that comprise its business segments of the company to determine if impairment in value has occurred.

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

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Diluted net loss per common share is computed by dividing the net loss, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods ended December 31, 2009, and December 31, 2008, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of fully diluted net loss per common share.

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

In April 2008, the FASB issued a pronouncement on what is now codified as FASB ASC Topic 350, Intangibles Goodwill and Other. This pronouncement amends the factors to be considered in determining the useful life of intangible assets accounted for pursuant to previous topic guidance. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and its adoption had no effect on the Company’s consolidated financial statements.

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

Effective June 30, 2009, the Company adopted guidance issued by the FASB and included in ASC 855-10, “Subsequent Events,” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date through the date  the financial statements are issued..

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts Receivable consists of the following (in thousands):

	December 31,	December 31,
	2009	2008
Accounts receivable	$623	$731
Allowance for doubtful accounts	(129)	(483)
Accounts receivable, net	$494	$248

The Company has pledged substantially all the accounts receivables of WBS as collateral against outstanding notes and capital leases.

NOTE 3 - PROPERTY AND EQUIPMENT:

Components of property and equipment consist of the following items (in thousands):

	December 31,	December 31,
	2009	2008
Automobiles	$297	$201
Operating equipment	7,526	5,393
Office furniture and equipment	243	219
Leasehold improvements	71	67
Computer equipment	358	296
Building	29	29
Land	37	37
Construction in progress	786	1,509
Total property and equipment	9,347	7,751
Less accumulated depreciation	(3,712)	(1,649)
Net property and equipment	$5,635	$6,102

Depreciation expense was $2,063,000 and $1,088,000 for the twelve months ended December 31, 2009 and 2008, respectively.

Operating equipment under construction in progress is primarily due to the build out of our wide area network of WiNet constructed by our subsidiary ENS.

The Company has pledged substantially all the operating equipment and some furniture and vehicles as collateral against outstanding notes and capital leases.

NOTE 4 - GOODWILL

At December 31, 2009 and 2008, goodwill totaled $1,255,000 and $436,000 respectively. The goodwill increase during 2009 and 2008 is attributable to the following acquisitions:

●	On June 1, 2009, the Company acquired assets from Frontier Internet, LLC and iTEXAS Net and recognized goodwill of $819,000, which is not subject to amortization.

●	On January 11, 2008, the Company acquired assets from Crosswind, Inc. and recognized goodwill of $176,000, which is not subject to amortization.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INTANGIBLE ASSETS, NET

Intangible assets consist of the following (in thousands):

		December 31, 2009
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	3.0	$2,311	$1,610	$701
Workforce in place	3.0	125	125	-
Non-compete agreement	3.0	100	100	-
Developed technology	3.0	20	20	-
		$2,556	$1,855	$701

		December 31, 2008
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	3.0	$2,028	$969	$1,059
Workforce in place	3.0	125	125	-
Non-compete agreement	3.0	100	100	-
Developed technology	3.0	20	20	-
		$2,273	$1,214	$1,059

Intangible assets are amortized using methods that approximate the benefit provided by the utilization of the assets. Customer relationships, workforce in place, non-compete-agreements and developed technology are amortized on a straight-line basis. We continually evaluate the amortization period and carrying basis of intangible assets to determine whether subsequent events and circumstances warrant a revised estimated useful life or reduction in value.

On June 1, 2009, the Company acquired from Frontier Internet, LLC and iTEXAS Net, a customer list which was valued at $283,000 and is being amortized over three years.

On January 11, 2008, the Company acquired from Crosswind, Inc. a customer list which was valued at $206,000 and is being amortized over three years.

Total amortization of intangibles was $641,000 and $688,000 for the twelve months ended December 31, 2009 and 2008, respectively. The estimated amortization expense for the remaining years will be $568,000 for 2010, $94,000 for 2011 and $39,000 in 2012.

NOTE 6 - DEBT CONVERSION

The Company during the fourth quarter 2009 signed a debt conversion agreement to convert a portion of the unsecured revolving credit facility which provides financing for working capital requirements. The Company issued 500,000 shares of its Series A Preferred Stock for the conversion of $352,838 of debt and $1,147,162 in accrued interest for a total amount of $1,500,000. The Company issued one share of Series A Convertible Preferred Stock for every Three Dollars ($3.00) in claims converted. As additional consideration for the conversion, when the number of shares of outstanding common stock equals or exceeds 120 million shares, the Company agreed to amend the Series A convertible preferred stock designation to increase the voting rights of each preferred share from 20 votes to 50 votes on all matters in which the common stock holders and preferred stock holders vote together. The fair market value of the Series A stock was valued at $1,325,000 on the date of issuance, which was exchange for a conversion of $1,500,000 in debt and interest. Thus a gain on extinguishment of related party debt of $175,000 was recognized on the exchange as a credit to paid in capital.

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

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - COMMON STOCK, PREFERRED STOCK AND WARRANTS

The total number of shares of stock of all classes which the Company shall have the authority to issue is 500,000,000, of which 25,000,000 shall be shares of preferred stock with a par value of $.001 per share ("Preferred Stock"), and 475,000,000 shall be shares of common stock with a par value of $.001 per share ("Common Stock").

Common Stock

As of December 31, 2009, there were 145,575,735 shares of its $.001 par value common stock issued and outstanding.

During the twelve months ended December 31, 2009, the Company issued 9,705,000 shares of common stock which was valued at the closing market price on the date of issuance of such shares, which were issued in lieu of cash as payment for the following (in thousands):

December 31, 2009	Supplemental Non-Cash Disclosure
Professional fees	$1,292
Settlements	36
Salary and compensation	804
Other services rendered	325
Total for services, interest, liabilities and compensation	$2,457

Notes payable	$475

During the twelve months ended December 31, 2009, the Company issued 3,273,000 shares of common stock in lieu of cash for asset acquisitions of $884,000.  The value of the 3,273,000 common shares was based on the average market price of the Company’s common shares over the 2-day period before and after the terms of the acquisition were agreed to and announced.

During the twelve months ended December 31, 2009, we issued to various accredited investors an aggregate of 1,918,000 shares of restricted common stock for net consideration of $334,000. We relied on Section 4(2) of the Securities Act in effecting this transaction.

During the twelve months ended December 31, 2008, the Company issued 11,421,000 shares of common stock which was valued at the closing market price on the date of issuance of such shares, which were issued in lieu of cash as payment for the following (in thousands):

December 31, 2008	Supplemental Non-Cash Disclosure
Professional fees	$895
Settlements	311
Salary and compensation	943
Other services rendered	226
Total for services, interest, liabilities and compensation	$2,375

Notes payable	$186

During the twelve months ended December 31, 2008, the Company issued 5,171,000 shares of common stock in lieu of cash for asset acquisitions of $1,650,000.  The value of the 5,171,000 common shares was based on the average market price of the Company’s common shares over the 2-day period before and after the terms of the acquisition were agreed to and announced.

During the twelve months ended December 31, 2008, we issued to various accredited investors an aggregate of 6,026,000 shares of restricted common stock for net consideration of $1,180,000. We relied on Section 4(2) of the Securities Act in effecting this transaction.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Preferred Stock

The Company has 25,000,000 shares of Series A Preferred Stock authorized of which 3,043,580 shares were issued and outstanding as of December 31, 2009. With respect to the Series A Preferred Stock outstanding at December 31, 2009, the Company would be required to issue 56,842,956 shares of its common stock. In December 2005, the holders of Series A Preferred Stock entered into a conversion restriction agreement limiting the number of shares of Series A Preferred Stock that can be converted into shares of Company common stock. Compliance with this agreement is voluntary. During the fourth quarter of 2009, the conversion restriction agreement limited the conversion of Series A Preferred Stock to no more than 14,740,671 shares of common stock. During the fourth quarter of 2009, Series A Preferred Stock was converted into 9,338,174 shares of common stock.

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

Holders of shares of the Series A Preferred Stock are entitled to vote, together with the holders of our common stock, on all matters submitted to a vote of the Company’s stockholders. Each share of Series A Preferred Stock entitles the holder thereof to 20 votes on all matters submitted to a vote of the Company’s stockholders.  Additionally, as part of the December 2008 debt reduction agreement the Company agreed to increase the Series A voting rights to 50 votes per share when the Company’s outstanding common stock exceeds 120,000,000 shares.

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

In the event of any liquidation, the holders of shares of the Series A Preferred Stock are entitled to receive out of the assets of the Company available for distribution to the Company’s stockholders, before any distribution of assets is made to holders of any other class of capital stock of the Company, an amount equal to the purchase price per share, plus accumulated and unpaid dividends thereon to the date fixed for distribution.

Warrants

The Company had warrants outstanding to third parties to purchase 6,837,544 shares of common stock as of December 31, 2009.

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

During 2009, The Company issued convertible subordinated notes for $1,390,000 to accredited investors and issued warrants to purchase 1,558,297 shares of common stock at $.45 per share, subject to adjustment if future equity financing is below their exercise price, expiring three years from issuance, as additional consideration.

Warrants to purchase 4,889,248 shares of Common stock at a purchase price $5.00 per share were issued by the Company during 2006 thru 2009. For the twelve months ending December 31, 2009, the Company has attributed $55,000 in warrant expense for the fair value of these warrants.

The following table summarizes warrants that are issued, outstanding and exercisable:

Warrants Outstanding
Exercise	Expiration	December 31,			December 31,
Price	Date	2008	Issued	Exercised	2009
3.57	Sep-10	389,999	-	-	389,999
0.45	Mar-12	-	1,558,297	-	1,558,297
5.00	August-11 thru May-14	3,775,272	1,113,976	-	4,889,248
		4,165,271	2,672,273	-	6,837,544

NOTE 8 – STOCK PLAN AND EMPLOYEE STOCK OPTIONS

In April 2008, the Board of directors adopted a Non-Qualified Stock Option Plan whereby 15,000,000 shares were reserved for issuance. As of December 31, 2009 and 2008, under the 2008 Non-Qualified Stock Option Plans, 9,004,622 and 2,981,459 shares were issued and outstanding by certain employees and consultants for services rendered, respectively.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Plan activity was as follows for the twelve months ended December 31, 2009 and 2008, respectively:

2008
Plan
Shares initially reserved	15,000,000

Remaining shares January 01, 2009	12,018,541

Shares issued during 2009	6,023,163

Remaining shares available to be issued at December 31, 2009	5,995,378

Shares issued and outstanding as of December 31, 2009	9,004,622

2008
Plan
Shares Initially Reserved	15,000,000

Remaining shares January 01, 2008	15,000,000

Shares issued during 2008	2,981,459

Remaining shares available to be issued at December 31, 2008	12,018,541

Shares issued and outstanding as of December 31, 2008	2,981,459

The Company has granted to certain officers and employees 125,000 and 500,000 stock options which are currently exercisable. Option activity was as follows for the twelve months ended December 31, 2009 and 2008, respectively:

	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	500,000	$0.57
Granted	-	-
Exercised	-	-
Forfeited/cancelled	(375,000)	0.61

Outstanding at the end of period	125,000	$0.43

Exercisable at December 31, 2009	125,000	$0.43

		Weighted-Average Exercise Price
	Shares
Outstanding at beginning of year	3,302,000	$2.98
Granted	125,000	0.43
Assumed through acquisitions	-	-
Exercised	-	-
Forfeited/cancelled	(2,927,000)	3.28

Outstanding throughout the period	500,000	$0.57

Exercisable at December 31, 2008	500,000	$0.57

The weighted average fair value of the individual options granted during the twelve months ended December 31, 2009, is estimated at $.43 on the date of grant. The fair values were determined using a Black-Scholes option-pricing model with the following assumptions:

9/30/2009
Assumptions	Options
Dividend yield	0.00%
Risk-free rate for term	2.62%
Volatility	84.00%
Remaining life	1.08

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information about options outstanding was as follows at December 31, 2009:

		Remaining		Average
Class	Number	Average Contractual	Number	Exercise
Exercise Price	Outstanding	Life in Years	Exercisable	Price

$0.43	125,000	1.08	125,000	$ 0.43

	125,000	1.08	125,000	$ 0.43

NOTE 9 - INCOME TAXES

The Company adopted the provisions of ASC Topic 760 (formerly “SFAS No. 109”), "Accounting for Income Taxes." Implementation of ASC Topic 760 did not have a material cumulative effect on prior periods nor did it result in a change to the current year's provision.

The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

	December 31, 2009		December 31, 2008

U. S. Federal statutory tax rate	%	34%	34
U.S. valuation difference		(34)	(34)
Effective U. S. tax rate		-	-
Foreign tax valuation		-	-
Effective tax rate		-	-

Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. Federal income tax of 34% to pretax income from continuing operations as a result of the following (in thousands):

	December 31, 2009	December 31, 2008
Computed expected tax benefit	$(3,016)	$(3,992)
Increase in valuation allowance	3,016	3,992
Income tax expense	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2009, and December 31, 2008, are presented below (in thousands):

	December 31, 2009	December 31, 2008
Deferred tax assets:
Net operating loss carry forwards	$(12,610)	$(9,594)
Less valuation allowance	12,610	9,594
Net deferred tax assets	$-	$-

The Company has determined that a valuation allowance of $12,610,000 at December 31, 2009, is necessary to reduce the deferred tax assets to the amount that will more than likely than not be realized. The change in valuation allowance for 2009 was approximately $3,016,000. As of December 31, 2009, the Company has a net operating loss carry-forward of $34,844,000, which is available to offset future federal taxable income, if any, with expiration beginning 2012 and ending 2029.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amount):

	For the twelve months ended December 31, 2009
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Loss available to common stockholders	$(8,872)	123,292	$(0.07)
Effect of dilutive securities	-	-	-
Diluted EPS:
Loss available to common stockholders	$(8,872)	123,292	$(0.07)
and assumed conversions

	For the twelve months ended December 31, 2008
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Loss available to common stockholders	$(11,742)	78,074	$(0.15)
Effect of dilutive securities	-	-	-
Diluted EPS:
Loss available to common stockholders	$(11,742)	78,074	$(0.15)

For the twelve months ended December 31, 2009, dilutive securities existed. Diluted earnings per share reflect the potential dilution of security that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities.

The calculation of diluted earnings per share for the twelve months ended December 31, 2009 does not include 125,000 shares of common stock assuming all employee stock options were exercised; 6,837,544 shares of common stock assuming all warrants were exercised; 14,740,671 shares of common stock assuming all Series A Preferred Stock (1% per participating trust or 11% of the prior quarter outstanding common shares based on 2005 restricted agreement) were converted due to their anti-dilutive effect.

NOTE 11 - MAJOR CUSTOMERS

The Company had gross sales of approximately $5,533,000 and $5,155,000 for the twelve months ended December 31, 2009 and 2008, respectively. The Company did not have any customer that represented 10% of the gross sales in the twelve months ended December 31, 2009. The Company had one customer that represented 11% of gross sales for the twelve months ended December 31, 2008.

NOTE 12 - NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASES

Notes payable, long-term debts and capital leases consist of the following as of December 31, 2009 (in thousand s):

	Terms	Maturity Date	Interest Rate	Gross Balance	Debt Discount	Net Balance
Bancleasing, Inc.	$10,660 / Month including interest	October-14	11.62%	$489	$-	$489
Agility Capital Lease	$86,968 / Month including interest	Various	18.82%	1,143	-	1,143
Balboa Lease	$225 / Month including interest	August-10	27.74%	1	-	1
De Lage Landen Lease	$691 / Month including interest	April-11	19.12%	10	-	10
Toyota	$517 / Month including interest	December-10	8.01%	5	-	5
Blanco National Bank	$3,913 / Month including interest	August-10	9.50%	23	-	23
Robert McClung, Momentum	$23,476 / Quarterly including interest	October-10	7.50%	89	-	89
George Kemper, TSTAR	$38,254 / Quarterly including interest	April-10	7.50%	79	-	79
Shane Griffths, Crosswind	$13,911 / Quarterly including interest	December-10	7.50%	55	-	55
Centramedia	$56,342 / Quarterly including interest	December-11	7.50%	414	-	414
Frontier Internet LLC	$33,846 / Quarterly including interest	May-12	6.00%	312	-	312
Ronnie D Franklin	$6,054 / Quarterly including interest	May-12	6.00%	56	-	56
Premium Assignment, Insurance notes	$2,434 / Month including interest	September-10	7.54%	17	-	17
Convertible Subordinated Financing	1 year	Demand	10.00%	1,390	117	1,273
Line of credit	2 years/ Quarterly interest (See below)	December-11	12.00%	5,449	-	5,449
Total debt				$9,532	$117	9,415
Less current maturities						(2,735)
Add back debt discount current maturities						117
Long-term debt						$6,797

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The gross maturities of these debts are $2,735,000, $6,259,000, $185,000, $106,000 and $130,000 for the years ended December 31, 2010, 2011, 2012, 2013 and 2014, and thereafter, respectively.

Notes payable, long-term debts and capital leases consist of the following as of December 31, 2008 (in thousand s):

	Terms	Maturity Date	Interest Rate	Gross Balance	Debt Discount	Net Balance
Bancleasing, Inc.	$10,660 / Month including interest	October-14	11.62%	$556	$-	$556
Agility Capital Lease	$91,457 / Month including interest	Various	18.82%	1,882	-	1,882
Balboa Lease	$225 / Month including interest	August-10	27.74%	4	-	4
Liberty Finance	$517 / Month including interest	September-09	13.97%	3	-	3
Chase Bank	$449 / Month including interest	November-09	5.89%	5	-	5
Blanco National Bank	$3,913 / Month including interest	August-10	9.50%	65	-	65
Premium Assignment, Insurance notes	$2,199 / Month including interest	September-09	8.65%	16	-	16
Robert McClung, Momentum	$23,476 / Quarterly including interest	October-10	7.50%	173	-	173
George Kemper, TSTAR	$38,254 / Quarterly including interest	April-10	7.50%	220	-	220
Shane Griffths, Crosswind	$13,911 / Quarterly including interest	December-10	7.50%	116	-	116
Centramedia	$56,342 / Quarterly including interest	December-11	7.50%	600	-	600
Line of credit	2 years/ Quarterly interest (See below)	March-11	12.00%	2,183	-	2,183
E-bond investor notes	3 years/ Semiannual interest (See below)	Various	10.00%	175	10	165
Total debt				$5,998	$10	5,988
Less current maturities						(1,563)
Less debt discount current maturities						10
Long-term debt						$4,435

Investor Notes

The following table summarizes the convertible debt activity for the period December 31, 2008, to December 31, 2009:

Description	Investor Notes	Warrant Liabilities	Compound Derivative Liability	Total
Fair value at December 31, 2008	$-	$29	$-	$29
01-01-09 to 03-31-09 change in fair value	-	(5)	-	(5)
04-01-09 to 06-30-09 change in fair value	-	(13)	-	(13)
07-01-09 to 09-30-09 change in fair value	-	(3)	-	(3)
10-01-09 to 12-31-09 change in fair value	-	(7)	-	(7)
Fair value at December 31, 2009	$-	$1	$-	$1

For the year ended December 31, 2009 and 2008, net derivative income was $28,000 and $271,000, respectively.

A Black-Scholes methodology was used to value the warrants, with the following assumptions.

Warrants
Assumptions	3/31/2009	6/30/2009	9/30/2009	12/31/2009
Dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free rate for term	0.81%	0.56%	0.40%	0.20%
Volatility	140.00%	140.00%	140.00%	130.00%
Maturity date	1.43 years	1.19 years	0.93 years	0.68 years

Warrants
Assumptions	3/31/2008	6/30/2008	9/30/2008	12/31/2008
Dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free rate for term	1.62%	2.91%	2.00%	0.76%
Volatility	180.00%	170.00%	155.00%	150.00%
Maturity date	2.43 years	2.18 years	1.93 years	1.68 years

Line of Credit

December 2009, the Company increased its unsecured revolving credit facility with certain private investors from $6.5 million to $10.5 million maturing December 30, 2011. The terms of the unsecured revolving credit facility allow the Company to draw upon the facility as financing requirements dictate and provide for quarterly interest payments at a 12% rate per annum. The payment of principal and interest may be paid in cash, common shares or preferred shares. At December 31, 2009, the line of credit of totaled $5,449,000 with a remaining line of credit of $5,051,000.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company during the fourth quarter 2009 signed a debt conversion agreement to convert the unsecured revolving credit facility which provides financing for working capital requirements. The Company issued 500,000 shares of its Series A Preferred Stock for the conversion of $352,838 of debt and $1,147,162 in accrued interest for a total amount of $1,500,000. The fair market value of the Series A stock was valued at $1,325,000 at the time of the exchange, resulting in the recognition of a gain on extinguishment of related party debt of $175,000 in equity. Certain family related trusts are participants in the Angus Capital revolving credit facility. H. Dean Cubley holds the investment and voting power over certain of these family related trusts while Scott Cubley and Brian Cubley, the  sons of H. Dean Cubley, have the investment and voting power over other of the remaining family trusts.

E-Series Bond Investor Note

The Company issued to certain accredited investors a principal amount of $1,200,000 of E-series bonds (the "Bonds") between May 2006 and June 2009, as of December 31, 2009 all remaining principal and interest has been converted to common stock. For every Bond converted the Company will issue a warrant to purchase one additional share of common stock at a price of $5.00 for every share of common stock that has been received from the conversion of the Bond principal.

The Bonds were determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature and the redemption option (compound embedded derivative liability). At the date of issuance the Bond, compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the income statement. The Company uses the effective interest method to record interest expense and related debt accretion which was $41,793 for the twelve months ended December 31, 2009.

The following table summarizes the convertible debt activity for the period December 31, 2008, to December 31, 2009:

Description	E-Series Bonds	Compound Derivative Liability	Total

Fair value at December 31, 2008	$165	$49	$214
Fair value issuance at inception	118	-	118
01-01-09 to 03-31-09 change in fair value	36	(1)	35
04-01-09 to 06-30-09 change in fair value	5	(41)	(36)
07-01-09 to 09-30-09 change in fair value	-	-	-
10-01-09 to 12-31-09 change in fair value	1	(7)	(6)
Conversions during 2009	(325)	-	(325)
Fair value at December 31, 2009	$-	$-	$-

For the year ended December 31, 2009 and 2008, net derivative income was $42,000 and $62,000, respectively.

A Black-Scholes methodology was used to value the warrants, with the following assumptions.

Warrants
Assumptions	3/31/2009	6/30/2009	9/30/2009	12/31/2009
Dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free rate for term	0.81%	0.56%	0.40%	0.20%
Volatility	140.00%	140.00%	140.00%	130.00%
Maturity date average	3.38 years	3.20 years	3.05 years	2.95 years

Warrants
Assumptions	3/31/2008	6/30/2008	9/30/2008	12/31/2008
Dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free rate for term	1.62%	2.91%	2.00%	0.76%
Volatility	180.00%	170.00%	155.00%	150.00%
Maturity date average	4.05 years	3.99 years	3.82 years	3.61 years

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONVERTIBLE SUBORDINATED FINANCING

During 2009, the Company entered into an agreement with an investment banking firm to raise up to $3,000,000 in convertible subordinated promissory notes. These notes are unsecured, bear interest at 10% and are due upon the earlier of one year or completion of second private placement. The note holder has the option of exchanging their notes for an equivalent amount of the subsequent funding transaction or being repaid the principal and interest at this second funding date. In connection with the issuance of the convertible subordinated promissory notes the investors will be issued common stock purchase warrants to purchase up to 1,558,297 shares of common stock that are exercisable at $.45 per share subject to adjustment from future equity financing if below their exercise price, and expire three years from issuance.

Based on the guidance in ASC 815-10 (formerly SFAS 133)  and ASC 815-40-15 (formerly EITF 07-05), the Company concluded the warrants are required to be accounted for as derivatives as of the issue date due to a reset feature on the exercise price. At the date of issuance the convertible subordinated financing, warrant derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. The Company records the fair value of these derivatives on its balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statements of operations as “Gain (loss) on derivative liabilities.” These derivative instruments are not designated as hedging instruments under ASC 815-10 (formerly SFAS 133) and are disclosed on the balance sheet under Derivative Liabilities.

The Company uses the effective interest method to record interest expense and related debt accretion which was $186,000 for the twelve months ended December 31, 2009, and the estimated debt accretion for 2010 is $117,156.

The following table summarizes the convertible debt activity for the period March 18, 2009, to December 31, 2009 (in thousands):

Description	Bridge Note	Warrant Liabilities	Total
Fair value issuance at inception	$1,087	$303	$1,390
03-18-09 to 03-31-09 change in fair value	4	(3)	1
04-01-09 to 06-30-09 change in fair value	44	(37)	7
07-01-09 to 09-30-09 change in fair value	60	50	110
10-01-09 to 12-31-09 change in fair value	78	(45)	33
Conversions from inception to date	-	-	-
Fair value at December 31, 2009	$1,273	$268	$1,541

For the year to date ended December 31, 2009 and 2008, net derivative income was $35,000 and $0, respectively.

The lattice methodology was used to value the warrants, with the following assumptions.

Warrants
Assumptions	3/31/2009	6/30/2009	9/30/2009	12/31/2009
Dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free rate for term	0.81%	0.56%	0.40%	0.20%
Volatility	140.00%	140.00%	140.00%	130.00%
Maturity date	2.97 years	2.75 years	2.58 years	2.33 years

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

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Capital Leases

Agility Lease Fund, LLC Included in property and equipment at December 31, 2009, is $1,136,677 capitalized equipment, net of amortization. The equipment and one of the Company's bank accounts are the primary collateral securing the financing along with a guarantee by the Company.

Banc Leasing Inc., Included in property and equipment at December 31 2009, is $605,809 capitalized equipment, net of amortization. The equipment is the primary collateral securing the financing.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2009(in thousands):

Year Ending December 31,
2010	$1,053
2011	524
2012	141
2013	128
2014	128
Thereafter	10
Total minimum lease payments	1,984
Less amount representing interest	(341)
Present value of net minimum lease payments	1,643
Current maturities of capital lease obligations	(854)
Long-term portion of capital lease obligations	$789

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts for the twelve months ended December 31, 2009 and December 31, 2008 are summarized as follows (in thousands):

	December 31,	December 31,
	2009	2008
Costs incurred on uncompleted contracts	$9	$2,953
Estimated profit	8	656
Gross revenue	17	3,609
Less: billings to date	-	3,182
Costs and profit in excess of billings	$17	$427

Such amounts are included in the accompanying balance sheets at December 31, 2009 and December 31, 2008 and are summarized as follows (in thousands):

	December 31,	December 31,
	2009	2008
Cost and estimated earnings in excess of billings on uncompleted contracts	$17	$427

Billings in excess of costs and estimated earnings on uncompleted contracts	-	-

	$17	$427

NOTE 14 - COMMITMENTS

Leases and License Agreements

For the twelve months ended December 31, 2009 and 2008, rental expenses of approximately $845,000 and $642,000, respectively, were incurred. The Company accounts for rent expense under leases that provide for escalating rentals over the related lease term on a straight-line method. The Company occupies office and tower facilities under several non-cancelable operating lease agreements expiring at various dates through December 2018, and requiring payment of property taxes, insurance, maintenance and utilities.

Future minimum lease payments under non-cancelable operating leases at December 31, 2009 were as follows:

Period Ending December 31,	Amount
2010	$617
2011	417
2012	63
2013	20
2014	13
Thereafter	34
Total	$1,164

Banc Leasing Inc.,

During August 2007, the Company entered into a contract with Banc Leasing Inc., to fund the Company’s US-BankNet System to provide up to $10 Million into equipment financing. The funding is provided only after contract is sign with financial institution. Each funding is collateralize by the equipment and normally is repaid over a seven year period with interest established at the date of the inception of the lease. Each lease has a $1 buyout provision. The details of the capital lease are included in footnote 12.

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

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2009 and 2008, Mr. Smith did not earned any options for meeting any milestones within his employment agreement.

Michael R. Jones

Mr. Jones’s employment agreement was executed in September 2009 and expires September 2011. During the term of his employment, Mr. Jones is entitled to the following compensation: (i) base salary of $180,000 per year (ii) standard benefits that are available to other Company executive officers and (iii) a stock grant of up to 1,150,000 shares plus an additional 50,000 shares for each attainment of a certain licensing coverage in geographic areas , 250,000 shares will be awarded when the Company achieves positive EBITDA (as reported in an Exchange Act filing) and additional 1% of funding when Executive has a significant role in completion of private or public funding , 900,000 shares plus an additional 50,000 shares for each attainment of a certain licensing coverage in geographic areas when achieving Technology Performance Milestones and 1% to 1.5% when successful completion of funding for either loans or grants from the government, respectively.

NOTE 15 - RELATED PARTY

In March 2005, the Company entered into an annual professional services agreement with Synchton Incorporated for financial and business support services. The agreement required Synchton to provide one or more consultants for a total of 100 hours per month but as of March 2008 the agreement has been modified and requires a commitment of 50 hours per month. This agreement is automatically renewable on each anniversary date and can be terminated by the Company prior to the renewal date. The Company is obligated to pay Synchton $6,000 per month plus an additional $120 per hour that is greater than the required 50 hours per month in cash or shares of common stock. The Company at its discretion may issue up to 50% of the monthly fee in common stock at the market price on the date of issuance; provided that if Synchton sells the stock within 30 days of issuance the Company is obligated to pay Synchton any shortfall between the difference in the market price on the issuance date and the market price on the sale date. During December 2009, the Company amended the agreement to pay $3,000 per month for a minimum of 25 hours.  Any hours in excess of the minimum are billable at $120 per hour.  Synchton's President is Scott A. Cubley. For the period ended December 31, 2009 and 2008, total fees incurred by the Company under the agreement were $121,000 and $116,000, respectively.

Brian Cubley, son of our chief executive officer, entered into an employment agreement that expires December 31, 2010. During the term of his employment, Mr. Cubley is entitled to the following compensation: (i) base salary of $110,000 per year; (ii) standard benefits that are available to other Company executive officers; and (iii) a stock grant of up to 1,925,000 shares as follows: up to 525,000 shares of common stock will be awarded when the Company achieves certain incremental market capitalization, 1,125,000 shares will be awarded when the Company attain certain incremental cumulative revenue, and 125,000 shares will be awarded when the Company achieves certain incremental recurring revenue streams. In the event Mr. Cubley’s employment agreement is terminated without cause he is entitled to receive (i) the balance of this unpaid salary through the term of the agreement, (ii) a one year extension for vesting of stock grants, (iii) and the grant of an option to purchase of 50,000 shares of Company common stock at an exercise price equal to the average closing price during the six month period following the termination. As of December 31, 2009, Brian Cubley has earned options to purchase a total of 125,000 shares of common stock at an average exercise price of $.43 expiring July 31, 2011. Mr. Cubley was compensated in cash and shares of common stock for services rendered for fiscal 2009 and 2008 in the amount of $124,000 and $116,000, respectively.

The Company during the fourth quarter 2009 signed a debt conversion agreement to convert the unsecured revolving credit facility which provides financing for working capital requirements. The Company issued 500,000 shares of its Series A Preferred Stock for the conversion of $352,838 of debt and $1,147,162 in accrued interest for a total amount of $1,500,000. The fair market value of the Series A stock was valued at $1,325,000 at the time of the exchange, resulting in the recognition of a gain on extinguishment of related party debt of $175,000 in equity. Certain family related trusts are participants in the Angus Capital revolving credit facility. H. Dean Cubley holds the investment and voting power over certain of these family related trusts while Scott Cubley and Brian Cubley, the adult sons of H. Dean Cubley, have the investment and voting power over other of the remaining family trusts.

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

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - INDUSTRY SEGMENTS

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

Oil & Gas Division (O&G)

O&G provides wireless connectivity to rural oil and gas locations primarily via Mobile Broadband Trailers (MBTs). O&G provides wireless broadband products and services focusing primarily on commercial customers providing high speed bandwidth to rural North America to serve the Oil and Gas sector. All sales from external customers are located within the United States. The O&G division is a division of WBS.

For the twelve months ended December 31, 2009 (in thousands)

	WMS	WBS	O&G	ENS	Total
Revenue	$159	$4,749	$308	$317	$5,533
Segment (loss) income	(18)	(2,473)	(40)	(843)	(3,374)
Segment assets	104	6,651	415	1,575	8,745
Capital expenditures	-	1,185	87	237	1,509
Depreciation and amortization	15	2,498	81	23	2,617

For the twelve months ended December 31, 2008 (in thousands)

	WMS	WBS	O&G	ENS	Total
Revenue	$742	$3,821	$72	$520	$5,155
Segment (loss) income	(165)	(2,078)	47	(1,592)	(3,788)
Segment assets	92	6,794	287	1,918	9,091
Capital expenditures	14	3,239	292	855	4,400
Depreciation and amortization	15	1,574	5	113	1,707

	Twelve Months Ended
Reconciliation of Segment Loss from Operations to Net Loss	December 31, 2009	December 31, 2008
Total segment loss from operations	$(3,374)	$(3,788)
Total corporate overhead including other, net	(5,498)	(7,954)
Net loss	$(8,872)	$(11,742)

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of Segment Assets to Total Assets	December 31, 2009	December 31, 2008
Total segment assets	$8,745	$9,091
Total corporate assets	372	532
Consolidated assets	$9,117	$9,623

The accounting policies of the reportable segments are the same as those described in footnote 1. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation and amortization expense, accounting changes and non-recurring items.

At December 31, 2009 one customer accounts for $165,000 of ENS Division revenues and one customer accounts for $200,000 of WBS Division revenues. One customer accounts for $272,000 of ENS Division revenues and one customer accounts for $550,000 of WMS Division revenues at December 31, 2008.

NOTE 17 – BUSINESS COMBINATIONS

The following table summarizes significant acquisitions completed during the year ended December 31, 2009 and 2008 (in thousands):

December 31, 2009
	Purchase		Amortizable
	Price	Goodwill	Intangibles

Frontier/Itexas	$1,485	$819	$283

December 31, 2008
	Purchase		Amortizable
	Price	Goodwill	Intangibles

Crosswind	$650	$176	$206
Centramedia	$2,000	$-	$-

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

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amount allocated to identifiable intangible assets was determined by the company's management. Other intangibles assets are being amortized over their useful life in accordance with the guidance contained in the Financial Accounting Standards Board ("FASB") issued ASC Topic 350 (formerly "SFAS 142") "Goodwill and Other Intangible Assets".

Frontier/Itexas
Goodwill	$819
Non-compete agreement	15
Customer relationships	268

Total identifiable intangible assets	$1,102

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

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amount allocated to identifiable intangible assets was determined by the company's management. Other intangibles assets are being amortized over their useful life in accordance with the guidance contained in the Financial Accounting Standards Board ("FASB") issued ASC Topic 350 (formerly "SFAS 142") "Goodwill and Other Intangible Assets".

Crosswind
Goodwill	$176
Non-compete agreement	50
Customer relationships	156

Total identifiable intangible assets	$382

Proforma

The results of operations for Frontier Internet, LLC and iTexas net have been included in the Company’s consolidated statements since the completion of the acquisitions during the year ended December 31, 2009. Centramedia and Crosswind have been included in the Company’s consolidated statements of operations since the completion of the acquisitions during the year ended December 31, 2008. The following unaudited pro forma financial information presents the combined results of the Company and the 2009 acquisitions as if the acquisitions had occurred at the beginning 2009 and 2008 for the respective acquisitions (in thousands, except per share amounts):

Unaudited Proforma

	Year Ended	Year Ended
	December 31,	December 31,
	2009	2008

Net Revenue	$6,011	$6,426
Net income (loss)	$(9,057)	$(12,523)
Net income (loss) available to common shareholder	$(9,057)	$(12,523)
Net income (loss) per share-basic	$(0.07)	$(0.16)
Net income (loss) per share-diluted	$(0.07)	$(0.16)

The above unaudited pro forma financial information includes adjustments for depreciation and amortization of identifiable intangible assets.

NOTE 18 - SUBSEQUENT EVENTS

During the first fiscal quarter 2010, the Company issued 16,596,377 shares of common stock for services rendered, debt, exchange of liabilities, and conversion of preferred stock.

Additionally, the Company intends to convert $3,000,000 of the $5,448,811 Angus Capital line of credit that was outstanding at December 31, 2009 into Series A preferred stock over the next 120 days.

The Company intends to convert $3 million of line of credit into Series A preferred stock over the next 120 days.

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our directors and executive officers and their ages as of March 16, 2010, are shown below.

Name	Age	Position
H. Dean Cubley	68	Chairman of the Board of Directors and CEO
Richard R. Royall	63	Director and Chief Financial Officer
R. Greg Smith	51	Director and EVP and CEO of ENS
Michael R. Jones	55	Director and CTO
Bartus H. Batson	67	Director

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Objectives of Our Executive Compensation Program

The compensation committee of our Board administers our executive compensation program. The general philosophy of our executive compensation program is to align executive compensation with the Company’s business objectives and the long-term interests of our stockholders. To that end, the compensation committee believes executive compensation packages provided by the Company to its executives, including the named executive officers should include both cash and stock-based compensation that reward performance as measured against established goals. In addition, the Company strives to provide compensation that is competitive with other peer group companies and that will allow us to attract, motivate, and retain qualified executives with superior talent and abilities. Our executive compensation is designed to reward achievement of the Company’s corporate goals.

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

•	historical pay levels;
•	past performance; and
•	expected future contributions

The compensation committee does not use any particular indices or formulae to arrive at each executive’s recommended pay level.

Equity Award. We also use long-term incentives primarily in the form of stock grants. Employees and executive officers generally receive stock grants at the commencement of employment, the majority of which, if not all, vest upon the attainment of corporate goals. We believe that stock grants are instrumental in aligning the long-term interests of the Company’s employees and executive officers with those of the stockholders.

Executive Officer Compensation

Summary Compensation Table

The following tables set forth certain information regarding our chief executive officer, chief financial officer, and three of our most highly-compensated executive officers whose total annual salary and bonus for the fiscal year ended December 31, 2009 exceeded $100,000.

Name and Principal Position	Year	Salary and Consulting Payments ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
H. Dean Cubley	2009	135,000	-	-	13,500	148,500
Chairman of the Board and CEO	2008	135,000	-	-	15,500	150,500

Richard R Royall	2009	210,697	-	-	7,500	218,197
Director and CFO	2008	203,501	-	-	-	203,501

R. Greg Smith	2009	200,004	7,500	-	7,500	215,004
Director and EVP and CEO ENS	2008	190,502	50,346	-	7,500	248,348

Michael R Jones	2009	140,000	-	-	7,500	147,500
Director and CTO	2008	-	-	-	-	-

Robert McClung	2009	150,000	-	-	-	150,000
Key employee	2008	150,000	-	-	-	150,000

Outstanding Equity Awards at December 31, 2009

The table below sets forth information with respect to our named executive officers regarding the value of equity compensation as of December 31, 2009.

		Option Awards					Stock Awards
Name		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercised Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($) (4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested ($)
H. Dean Cubley		-	-	-	-	-	-	-	-	-
Richard R. Royall	(1)	-	-	-	$-	-	3,000,000	750,000	-	-
R. Greg Smith	(2)	-	-	-	$-	-	2,550,000	637,500	-	-
Michael R. Jones	(3)	-	-	-	$-	-	1,150,000	287,500	-	-
Robert McClung		-	-	-	$-	-	-	-	-	-

(1)
Mr. Royall is entitled to receive a stock grant of up to 3,000,000 shares of common stock as follows: (i) 1,000,000 shares will be awarded when the Company achieves positive EBITDA (as reported in an Exchange Act filing); (ii) 1,000,000 shares will be awarded when the Company closes a $25 million financing; and (iii) 1,000,000 shares will be awarded when the Company lists on a national stock exchange.

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

(3)
Mr. Jones’s is entitled to receive a stock grant of up to 1,150,000 shares plus an additional 50,000 shares for each attainment of a certain licensing coverage in geographic areas as follows: (i) 250,000 shares will be awarded when the Company achieves positive EBITDA (as reported in an Exchange Act filing) and additional 1% of funding when Executive has a significant role in completion of private or public funding ,(ii) 900,000 shares plus an additional 50,000 shares for each attainment of a certain licensing coverage in geographic areas when achieving Technology Performance Milestones and 1% to 1.5% when successful completion of funding for either loans or grants from the government, respectively.

(4)	Based on closing price of common stock on December 31, 2009.

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

Michael Jones. Mr. Jones employment agreement expires September 2011. During the term of his employment, Mr. Jones is entitled to: (i) base salary of $180,000 per year (ii) standard benefits that are available to other Company executive officers and (iii) a stock grant of up to 1,150,000 shares plus an additional 50,000 shares for each attainment of a certain licensing coverage in geographic areas, 250,000 shares will be awarded when the Company achieves positive EBITDA (as reported in an Exchange Act filing) and additional 1% of funding when Executive has a significant role in completion of private or public funding , 900,000 shares plus an additional 50,000 shares for each attainment of a certain licensing coverage in geographic areas when achieving Technology Performance Milestones and 1% to 1.5% when successful completion of funding for either loans or grants from the government, respectively.
.

Director Compensation

Set forth below is information regarding compensation paid to each director during 2009. Additionally, we reimburse our directors for travel and lodging expenses in connection with their attendance at board meetings.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
H. Dean Cubley	13,500	-	-	-	-	-	13,500
R. Greg Smith	7,500	-	-	-	-	-	7,500
Richard R. Royall	7,500	-	-	-	-	-	7,500
Bartus H. Batson	10,500	-	-	-	-	-	10,500
Michael Jones	7,500	-	-	-	-	-	7,500

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 16, 2010, 166,280,910 shares of common stock were outstanding and 3,043,580 shares of Series A Preferred Stock were outstanding. The following table sets forth, as of such date, information with respect to shares beneficially owned by:

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

	SHARES OF COMMON STOCK BENEFICIALLY OWNED (1)			SHARES OF SERIES A PREFERRED STOCK BENEFICIALLY OWNED			TOTAL PERCENTAGE OF VOTING POWER (2)

NAME AND ADDRESS OF BENEFICIAL OWNER	NUMBER		%	NUMBER		%	NUMBER	%
Frances Cubley (3)	10,378,010	(4)	7.04%	1,924,354	(5)	87%	106,469,964	41.66%
STJV Trust	8,080,292		5.55%	521,513		24%	34,155,942	13.36%
Pauline Trust	541,783		0.37%	300,275		14%	15,555,533	6.09%
Carson Family Trust	336,772		0.23%	269,124		12%	13,792,972	5.40%
Leopard Family Trust	560,459		0.38%	266,305		12%	13,875,686	5.43%
Jauquine Trust	535,172		0.37%	109,131		5%	5,991,722	2.34%
Systom Trust	323,532		0.22%	458,006		21%	23,223,849	9.09%
Held in Escrow			0.00%	500,000		21%	25,000,000	0.38%
R. Greg Smith	1,942,249	(6)	1.33%	-		0%	1,942,249	0.76%
Dr. H. Dean Cubley	610,300		0.42%	-		0%	610,300	0.24%
Richard R. Royall	372,186	(7)	0.26%	-		0%	372,186	0.15%
Dr Bartus H. Batson	142,997		0.10%	-		0%	142,997	0.06%
Mike Jones	352,967		0.24%	-		0%	352,967	0.14%
Robert McClung	872,264		0.60%	-		0%	872,264	0.34%
John Nagel	878,969		0.60%	-		0%	878,969	0.34%
All Executives Officers and Directors as a group	5,171,932		3.55%	-		0%	5,171,932	2.02%
(4 persons)

(1)	This column does not include the shares of common stock issuable upon conversion of the Series A Preferred Stock.
(2)	This column includes the Series A Preferred Stock right to 50 votes on all matters in which the common stockholders and preferred stockholders vote together.
(3)	Dr. H. Dean Cubley has the sole investment and voting power for STJV Trust, Pauline Trust, Carson Trust, Leopard Family Trust, Jauquine Trust and Systom Trust (the "Frances Cubley Trusts").
(4)	Includes 10,378,010 shares owned by the Francis Cubley Trusts.
(5)	Includes 1,924,354 shares of Series A Preferred Stock held by the Francis Cubley Trusts.
(6)	Includes (i) 1,939,582 shares held by Lariat Financial, Inc., a corporation controlled by Mr. Smith.
(7)	Includes 372,186 shares owned by Mr. Royall.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In March 2005, the Company entered into an annual professional services agreement with Synchton Incorporated for financial and business support services. The agreement required Synchton to provide one or more consultants for a total of 100 hours per month but as of March 2008 the agreement has been modified and requires a commitment of 50 hours per month. This agreement is automatically renewable on each anniversary date and can be terminated by the Company prior to the renewal date. The Company is obligated to pay Synchton $6,000 per month plus an additional $120 per hour that is greater than the required 50 hours per month in cash or shares of common stock. The Company at its discretion may issue up to 50% of the monthly fee in common stock at the market price on the date of issuance; provided that if Synchton sells the stock within 30 days of issuance the Company is obligated to pay Synchton any shortfall between the difference in the market price on the issuance date and the market price on the sale date. Synchton's President is Scott A. Cubley. For the period ended December 31, 2009 and 2008, total fees incurred by the Company under the agreement were $121,000 and $116,000, respectively.

Brian Cubley, son of our chief executive officer, entered into an employment agreement that expires December 31, 2010. During the term of his employment, Mr. Cubley is entitled to the following compensation: (i) base salary of $110,000 per year; (ii) standard benefits that are available to other Company executive officers; and (iii) a stock grant of up to 1,925,000 shares as follows: up to 525,000 shares of common stock will be awarded when the Company achieves certain incremental market capitalization, 1,125,000 shares will be awarded when the Company attain certain incremental cumulative revenue, and 125,000 shares will be awarded when the Company achieves certain incremental recurring revenue streams. In the event Mr. Cubley’s employment agreement is terminated without cause he is entitled to receive (i) the balance of this unpaid salary through the term of the agreement, (ii) a one year extension for vesting of stock grants, (iii) and the grant of an option to purchase of 50,000 shares of Company common stock at an exercise price equal to the average closing price during the six month period following the termination. As of December 31, 2009, Brian Cubley has earned options to purchase a total of 125,000 shares of common stock at an average exercise price of $.43 expiring July 31, 2011. Mr. Cubley was compensated in cash and shares of common stock for services rendered for fiscal 2009 and 2008 in the amount of $124,000 and $116,000, respectively.

The Company during the fourth quarter 2009 signed a debt conversion agreement to convert the unsecured revolving credit facility which provides financing for working capital requirements. The Company issued 500,000 shares of its Series A Preferred Stock for the conversion of $352,838 of debt and $1,147,162 in accrued interest for a total amount of $1,500,000. The fair market value of the Series A stock was valued at $1,325,000 at the time of the exchange, resulting in the recognition of a gain on extinguishment of related party debt of $175,000 in equity. Certain family related trusts are participants in the Angus Capital revolving credit facility. H. Dean Cubley holds the investment and voting power over certain of these family related trusts while Scott Cubley and Brian Cubley, the adult sons of H. Dean Cubley, have the investment and voting power over other of the remaining family trusts.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

General

During the fiscal years ended December 31, 2009, and December 31, 2008, the aggregate fees billed by LBB & Associates Ltd., LLP, were as follows:

	December 31,	December 31,
	2009	2008
Audit fees	$128,969	$113,132
Audit related fees	$-	$-
Tax fees	$-	$-
All other fees	$-	$-

Audit Fees

Consist of fees billed for professional services rendered for the audit of our annual consolidated financial statements and review of the quarterly condensed consolidated financial statements and services that are normally provided by LBB & Associates Ltd., LLP, in connection with statutory and regulatory filings or engagements.

Audit-Related Fees

Consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees."

Tax Fees

Consist of fees billed for professional services for tax compliance, tax advice and tax planning.

All Other Fees

Consist of fees for products and services other than the services reported above.

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

ERF WIRELESS, INC.
By: /s/ H. Dean Cubley
Name: Dr. H. Dean Cubley Title: Chief Executive Officer Date: March 30, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this restated Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ H. Dean Cubley	Chairman of the Board of Directors	March 30, 2010
Dr. H. Dean Cubley	Principal Executive Officer, and Director

/s/ Richard R. Royall	Director, Chief Financial Officer,	March 30, 2010
Richard R. Royall	Principal Financial Officer and
Principal Accounting Officer

/s/ R. Greg Smith	Director	March 30, 2010
R. Greg Smith

/s/ Michael R. Jones	Director	March 30, 2010
Michael R. Jones

/s/ Dr. Bartus H. Batson	Director	March 30, 2010
Dr. Bartus H. Batson