Form 10-Q
period 2010-03-31
ERF Wireless, Inc.
filed 2010-05-19
CIK 1020646

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)Yes [_] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]     Accelerated filer [_]

Non-accelerated filer [_]       Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 171,645,765 common shares issued and outstanding as of May 10, 2010

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
ERF WIRELESS, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2010, AND DECEMBER 31, 2009
($ in thousands except share data)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$75	$228
Accounts receivable, net	429	494
Accounts receivable, other	85	78
Inventories	246	222
Costs and profits in excess of billings	18	17
Prepaid expenses and other current assets	191	242
Total current assets	1,044	1,281

Property and equipment
Property and equipment	9,718	9,347
Less: accumulated depreciation	(4,300)	(3,712)
Net property and equipment	5,418	5,635

Goodwill	1,255	1,255
Intangible assets, net	533	701
Other assets	227	245

Total assets	$8,477	$9,117
LIABILITIES AND SHAREHOLDERS’ (DEFICIT)
Current liabilities:
Notes payable and current portion of long-term debt	$1,654	$1,881
Current portion of long-term capital leases	772	854
Accounts payable	$777	$586
Accrued expenses	687	486
Derivative liabilities	322	269
Deferred liability and revenue	545	585
Total current liabilities	4,757	4,661

Long-term debt of line of credit, net of current portion	6,200	5,449
Long-term debt, net of current portion	402	442
Long-term capital leases, net of current portion	645	789
Deferred liability and revenue, net of current portion	112	150
Total liabilities	12,116	11,491

Commitments

Shareholders’ (deficit):
Preferred stock - $.001 par value
Series A authorized 25,000,000 shares
Issued and outstanding at March 31, 2010, and
December 31, 2009, 2,420,390 and 3,043,580, respectively	2	3
Common stock - $.001 par value
Authorized 475,000,000 shares
Issued and outstanding at March 31, 2010, and
December 31, 2009, 162,805,742 and 145,575,735, respectively	163	146
Additional paid in capital	37,579	36,785
Accumulated deficit	(41,383)	(39,308)
Total shareholders’ (deficit)	(3,639)	(2,374)

Total liabilities and shareholders' (deficit)	$8,477	$9,117

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)
($ in thousands except loss per share)

	2010	2009

Sales:
Products	$17	$138
Services	1,462	1,185
Total sales	1,479	1,323

Costs of goods sold:
Products and integration services	373	443
Rent, repairs and maintenance	121	96
Depreciation	494	265
Total costs of goods sold	988	804

Gross profit	491	519

Operating expenses:
Selling, general and administrative	2,055	2,238
Depreciation and amortization	262	353
Total operating expenses	2,317	2,591

Loss from operations	(1,826)	(2,072)

Other income (expenses):
Interest expense, net	(421)	(252)
Gain on sale of assets and other income	3	-
Derivative income (expense)	169	(36)
Total other income (expense)	(249)	(288)

Net loss	$(2,075)	$(2,360)

Net loss per common share:
Basic	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.02)

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)
($ in thousands)

	2010	2009

Cash flows from operating activities
Net loss	$(2,075)	$(2,360)

Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization of debt discount	82	39
Depreciation and amortization	756	618
Stock based compensation	13	-
Stock issued for services rendered and interest	421	825
Derivative (income) expense	(169)	36
Bad debt expense	32	-
Changes in:
Accounts receivable, net	33	(97)
Accounts receivable, other	(7)	(10)
Inventories	(24)	(8)
Prepaid expenses	51	33
Costs and profits in excess of billings	(1)	(131)
Accounts payable	191	(128)
Accrued expenses	201	537
Deferred liability and revenue	(78)	212
Total adjustment	1,501	1,926
Net cash used by operating activities	(574)	(434)

Cash flows from investing activities
Purchase of property and equipment	(370)	(153)
Change in other assets	18	12
Net cash used by investing activities	(352)	(141)

Cash flows from financing activities
Net proceeds from line of credit	750	355
Proceeds from notes payable	-	150
Proceeds from long-term debt obligations	605	550
Payment of long-term debt obligations	(608)	(131)
Payment on capital lease obligations	(226)	(210)
Proceeds from sale of common stock, net	252	169
Net cash provided by financing activities	773	883

Net increase (decrease) in cash	(153)	308
Cash and cash equivalents at the beginning of the period	228	348
Cash and cash equivalents at the end of the period	$75	$656

Supplemental disclosure of cash flow information:
Net cash paid during the year for:
Interest	$91	$84
Income taxes	$-	$-

Supplemental non-cash investing and financing activities:
Conversion of debt through issuance of common stock	$124	$170
Property acquired under capital lease	$-	$68

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
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

Our internet revenues are recorded in our subsidiary, “Wireless Bundled Services, Inc. (WBS)”, construction of bank networks in our subsidiary, “Enterprise Network Services, Inc. (ENS)” and other construction in our subsidiary, “Wireless Messaging Services, Inc. (WMS)” and Oil and Gas Division (O&G). Please refer to segment footnote 9 for additional information regarding the Company’s operating divisions.

We have evaluated subsequent events through the date the consolidated financial statements were issued.

BASIS OF ACCOUNTING

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's annual report for the year ended December 31, 2009 filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2009 as reported in form 10-K have been omitted.

INVENTORIES

Inventories are valued at the lower of cost or market. The cost is determined by using the average cost method. Inventories consist of the following items as of March 31, 2010 and December 31, 2009, in thousands:

	March 31,	December 31,
	2010	2009
Raw material	$66	$63
Finished goods	180	159
	$246	$222

The Company has pledged all the finished goods inventory of WBS of $180,000 and $159,000 as collateral against outstanding notes as of March 31, 2010 and December 31, 2009, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

Management does not anticipate that the recently issued but not yet effective accounting pronouncements will materially impact the Company's financial condition.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

NOTE 2 - COMMON STOCK, PREFERRED STOCK AND WARRANTS

The total number of shares of stock of all classes which the Company shall have the authority to issue is 500,000,000, of which 25,000,000 are shares of preferred stock with a par value of $.001 per share ("Preferred Stock"), and 475,000,000 are shares of common stock with a par value of $.001 per share.

COMMON STOCK

As of March 31, 2010, there were 162,805,742 shares of common stock issued and outstanding.

During the three months ended March 31, 2010, the Company issued 3,145,000 shares of common stock which was valued at the closing market price on the date of issuance of such shares, which were issued in lieu of cash as payment for the following (in thousands):

March 31, 2010	Supplemental Non-Cash Disclosure
Professional fees	$198
Settlements	7
Salary and compensation	177
Other services rendered	39
Total for services, interest, liabilities and compensation	$421

Notes payable	$124

During the three months ended March 31, 2010, we issued to various accredited investors an aggregate of 2,453,000 shares of restricted common stock for net consideration of $252,000. We relied on Section 4(2) of the Securities Act in effecting this transaction.

PREFERRED STOCK

The Company has 25,000,000 shares of Series A Preferred Stock authorized of which 2,420,390 shares were issued and outstanding as of March 31, 2010. With respect to the Series A Preferred Stock outstanding at March 31, 2010, the Company would be required to issue 45,204,043 shares of its common stock. During the first quarter of 2010, 623,190 Series A Preferred Stock was converted into net amount of 11,631,822 shares of common stock.

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

Holders of shares of the Series A Preferred Stock are entitled to vote, together with the holders of our common stock, on all matters submitted to a vote of the Company’s stockholders. Each share of Series A Preferred Stock entitles the holder thereof to 50 votes on all matters submitted to a vote of the Company’s stockholders.

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

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

WARRANTS

The Company had warrants outstanding to third parties to purchase 6,837,544 shares of common stock as of March 31, 2010.

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

Warrants to purchase 4,889,248 shares of Common stock at a purchase price $5.00 per share were issued by the Company during 2006 through 2009.

The following table summarizes warrants that are issued, outstanding and exercisable.

Warrants Outstanding
Exercise Price	Expiration Date	December 31, 2009	Issued	Exercised	March 31, 2010
3.57	Sep-10	389,999	-	-	389,999
0.45	Mar-12	1,558,297	-	-	1,558,297
5.00	August-11 thru May-14	4,889,248	-	-	4,889,248
		6,837,544	-	-	6,837,544

NOTE 3 – STOCK PLAN AND EMPLOYEE STOCK OPTIONS

In April 2008, the Board of directors adopted a Non-Qualified Stock Option Plan whereby 15,000,000 shares were reserved for issuance. As of March 31, 2010, under the 2008 Non-Qualified Stock Option Plans, 10,632,015 shares were issued and outstanding by certain employees and consultants for services rendered.

Stock Plan activity was as follows for the three months ended March 31, 2010:

2008
Plan
Shares initially reserved	15,000,000

Remaining shares January 1, 2010	5,995,378

Shares issued during 2010	1,627,393

Remaining shares available to be issued at March 31, 2010	4,367,985

Shares issued and outstanding as of March 31, 2010	10,632,015

The Company has granted to certain officers and employees 325,000 stock options which are currently exercisable. Option activity was as follows for the three months ended March 31, 2010:

	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	125,000	$0.43
Granted	200,000	0.17
Exercised	-	-
Forfeited/cancelled	-	-

Outstanding at the end of period	325,000	$0.27

Exercisable at March 31, 2010	325,000	$0.27

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

The weighted average fair value of the individual options granted during the three months ended March 31, 2010, is estimated at $.06 on the date of grant. The fair values were determined using a Black-Scholes option-pricing model with the following assumptions:

3/31/2010
Assumptions	Options
Dividend yield	0.00%
Risk-free rate for term	0.20%
Volatility	84.00%
Expected life	5.0

Information about options outstanding was as follows at March 31, 2010:

		Remaining Weighted		Remaining Weighted
Class	Number	Average Contractual	Number	Average Exercise
Exercise Price	Outstanding	Life in Years	Exercisable	Price

$0.17	200,000	5.00	200,000	$0.17
$0.43	125,000	3.33	125,000	$0.43

	325,000	4.17	325,000	$0.27

NOTE 4 - EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amount):

	For the three months ended March 31, 2010
	Net loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Loss available to common stockholders	$(2,075)	152,709	$(0.01)
Effect of dilutive securities	-	-	-
Diluted EPS:
Loss available to common stockholders and assumed conversions	$(2,075)	152,709	$(0.01)

	For the three months ended March 31, 2009
	Net loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Loss available to common stockholders	$(2,360)	105,980	$(0.02)
Effect of dilutive securities	-	-	-
Diluted EPS:
Loss available to common stockholders and assumed conversions	$(2,360)	105,980	$(0.02)

For the three months ended March 31, 2010, dilutive securities existed. Diluted earnings per share reflect the potential dilution of security that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities.

The calculation of diluted earnings per share for the three months ended March 31, 2010 does not include 325,000 shares of common stock assuming all employee stock options were exercised; 6,837,544 shares of common stock assuming all warrants were exercised; 4,761,905 shares of common stock assuming all convertible debt were exercised; 45,204,043  shares of common stock assuming all Series A Preferred Stock were converted due to their anti-dilutive effect.

NOTE 5 - MAJOR CUSTOMERS

The Company had gross sales of approximately $1,479,000 and $1,323,000 for the three months ended March 31, 2010 and 2009, respectively. The Company had one customer that represented 10% of the gross sales in the three months ended March 31, 2010. The Company had one customer that represented approximately 10% of gross sales for the three months ended March 31, 2009.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

NOTE 6 – NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASES

Notes payable, long-term debts and capital leases consist of the following as of March 31, 2010 (in thousands):

	Terms	Maturity Date	Interest Rate	Gross Balance	Debt Discount	Net Balance
Bancleasing, Inc.	$10,660 / Month including interest	October-14	11.62%	$ 471	$ -	$ 471
Agility Capital Lease	$83,708 / Month including interest	Various	18.82%	936	-	936
Balboa Lease	$225 / Month including interest	August-10	27.74%	1	-	1
De Lage Landen Lease	$691 / Month including interest	April-11	19.12%	8	-	8
Toyota	$517 / Month including interest	December-10	8.01%	3	-	3
Blanco National Bank	$3,913 / Month including interest	August-10	9.50%	12	-	12
Robert McClung, Momentum	$23,476 / Quarterly including interest	October-10	7.50%	68	-	68
George Kemper, TSTAR	$38,254 / Quarterly including interest	April-10	7.50%	42	-	42
Shane Griffths, Crosswind	$13,911 / Quarterly including interest	December-10	7.50%	55	-	55
Centramedia	$56,342 / Quarterly including interest	December-11	7.50%	414	-	414
Frontier Internet LLC	$33,846 / Quarterly including interest	May-12	6.00%	283	-	283
Ronnie D Franklin	$6,054 / Quarterly including interest	May-12	6.00%	51	-	51
Premium Assignment, Insurance notes	$2,434 / Month including interest	September-10	7.54%	6	-	6
Convertible Note	1 year	Demand	10.00%	540	217	323
Convertible Subordinated Financing	1 year	Demand	10.00%	841	41	800
Line of credit	2 years/ Quarterly interest (See below)	December-11	12.00%	6,200	-	6,200
Total debt				$ 9,931	$ 258	9,673
Less current maturities						(2,426)
Add back debt discount current maturities						258
Long-term debt						$ 7,505

LINE OF CREDIT

December 2009, the Company increased its unsecured revolving credit facility with Angus Capital Partners a related party from $6.5 million to $10.5 million maturing December 30, 2011. The terms of the unsecured revolving credit facility allow the Company to draw upon the facility as financing requirements dictate and provide for quarterly interest payments at a 12% rate per annum. The payment of principal and interest may be paid in cash, common shares or preferred shares. At March 31, 2010, the outstanding balance on the line of credit of totaled $6,200,000 with a remaining line of credit of $4,300,000.

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

Based on the guidance in ASC 815-10  and ASC 815-40-15, the Company concluded the warrants are required to be accounted for as derivatives as of the issue date due to a reset feature on the exercise price. At the date of issuance of the convertible subordinated financing, warrant derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. The Company records the fair value of these derivatives on its balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statements of operations as “Gain (loss) on derivative liabilities.” These derivative instruments are not designated as hedging instruments under ASC 815-10 and are disclosed on the balance sheet under Derivative Liabilities.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

The Company uses the effective interest method to record interest expense and related debt accretion which was $76,000 for the three months ended March 31, 2010, and the estimated debt accretion for 2010 is $41,000.

The following table summarizes the convertible debt activity for the period December 31, 2009, to March 31, 2010 (in thousands):

Description	Bridge Note	Warrant Liabilities	Total

Fair value at December 31, 2009	$1,273	$268	$1,541
01-01-10 to 03-31-10 change in fair value	77	(134)	(57)
Conversions during period	(550)	-	(550)
Fair value at March 31, 2010	$800	$134	$934

For the year to date ended March 31, 2010 and 2009, net derivative income was $134,000 and $4,000 respectively.

CONVERTIBLE NOTE

During the period ended March 31, 2010, the Company entered into a convertible note agreement in exchange for certain convertible subordinated note holders for a total amount of $605,000 of principal and interest. These notes are unsecured, bear interest at 10% and are due within one year of the signed note.  The note will be guaranteed for any remaining outstanding amount by Angus Capital Partners, a related party.

At the Company's discretion principal and interest can be repaid in cash or in shares of our common stock, which shares will be valued at the 75% of the average of the three (3) lowest daily VWAPs during the twenty (20) trading days immediately preceding the applicable conversion date on which the holder elects to convert all or part of the note.

The convertible note was determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature, the redemption option, forced conversion and full reset feature (compound embedded derivative liability). At the date of issuance the convertible note, compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the income statement.

The Company uses the effective interest method to record interest expense and related debt accretion which was $6,000 for the three months ended March 31, 2010, and the estimated debt accretion for 2010 and 2011 are $159,000 and $58,000, respectively.

The following table summarizes the convertible debt activity for the period March 19, 2010, to March 31, 2010 (in thousands):

Description	Convertible Note	Compound Derivative Liability	Total

Fair value issuance at inception	$355	$250	$605
03-19-10 to 03-31-10 change in fair value	33	(62)	(29)
Conversions during period	(65)	-	(65)
Fair value at March 31, 2010	$323	$188	$511
For the year to date ended March 31, 2010, net derivative income was $35,000.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

CAPITAL LEASES

Agility Lease Fund, LLC Included in property and equipment at March 31, 2010, is $929,000 capitalized equipment, net of amortization. The equipment and one of the Company's bank accounts are the primary collateral securing the financing with a guarantee of repayment by ERF Wireless, Inc.

BancLeasing Inc., Included in property and equipment at March 31, 2010, is $550,000 capitalized equipment, net of amortization. The equipment is the primary collateral securing the financing.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of March 31, 2010 (in thousands):

Year Ending December 31,
2010	$761
2011	524
2012	141
2013	128
2014	128
Thereafter	11
Total minimum lease payments	1,693
Less amount representing interest	(276)
Present value of net minimum lease payments	1,417
Current maturities of capital lease obligations	(772)
Long-term portion of capital lease obligations	$645

NOTE 7 – UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts as of March 31, 2010 and December 31, 2009 are summarized as follows (in thousands):

	March 31,	December 31,
	2010	2009
Costs incurred on uncompleted contracts	$9	$9
Estimated profit	9	8
Gross revenue	18	17
Less: billings to date	-	-
Costs and profit in excess of billings	$18	$17

Such amounts are included in the accompanying balance sheets at March 31, 2010 and December 31, 2009 are summarized as follows (in thousands):

	March 31,	December 31,
	2010	2009
Cost and estimated earnings in excess of billings on uncompleted contracts	$18	$17

Billings in excess of costs and estimated earnings on uncompleted contracts	-	-

	$18	$17

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

NOTE 8 - COMMITMENTS

LEASES AND LICENSE AGREEMENTS

For the three months ended March 31, 2010 and 2009, rental expenses of approximately $214,000 and $185,000, respectively, were incurred. The Company accounts for rent expense under leases that provide for escalating rentals over the related lease term on a straight-line method. The Company occupies office and tower facilities under several non-cancelable operating lease agreements expiring at various dates through September 2018, and requiring payment of property taxes, insurance, maintenance and utilities.

Future minimum lease payments under non-cancelable operating leases at March 31, 2010, were as follows (in thousands):

Period Ending December 31,	Amount
2010	$459
2011	416
2012	62
2013	20
2014	10
Thereafter	24
Total	$991

Banc Leasing Inc.,

During August 2007, the Company entered into a contract with Banc Leasing Inc., to fund the Company’s US-Banknet System to provide up to $10 Million into equipment financing. The funding is provided only after contract is sign with financial institution. Each funding is collateralize by the equipment and normally is repaid over a seven year period with interest established at the date of the inception of the lease. Each lease has a $1 buyout provision. The details of the capital lease are included in footnote 6.

Purchase Commitment – Mobile Broadband Trailers

The Company entered into a contract in the amount $4.7 million for the production of 321 Mobile Broadband Trailers (MBTs). The production of the MBTs will take an extended period of time to complete with the Company currently taking initial delivery of MBTs. The Company will utilize the MBTs for deployment of the high-speed wireless broadband digital oilfield solutions for oil and gas drilling operations throughout North America.

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

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
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

For the three months ended March 31, 2010 (in thousands)

	WMS	WBS	O&G	ENS	Total
Revenue	$22	$1,233	$172	$52	$1,479
Segment (loss) income	(46)	(481)	(96)	(150)	(773)
Segment assets	33	6,082	644	1,505	8,264
Capital expenditures	-	93	275	-	368
Depreciation and amortization	4	644	29	55	732

Three Months Ended
Reconciliation of Segment Loss from Operations to Net Loss	March 31, 2010
Total segment loss from operations	$(773)
Total corporate overhead including other, net	(1,302)
Net loss	$(2,075)

Reconciliation of Segment Assets to Total Assets	March 31, 2010
Total segment assets	$8,264
Total corporate assets	213
Consolidated assets	$8,477

The accounting policies of the reportable segments are the same as those described in footnote one. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes,  accounting changes and non-recurring items.

For the quarter ended March 31, 2010, one customer accounts for $152,000 of the Oil & Gas Division revenues.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to March 31, 2010, the Company issued 8,840,023 shares of common stock for services rendered, debt, exchange of liabilities, and conversion of preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the other sections of this quarterly report on Form 10-Q, including the financial statements.

OUR MARKETS AND BUSINESS STRATEGY

Historically, our revenues have been generated primarily from Internet and construction services.  Our Internet revenues result from our offering of broadband and basic communications services to residential and enterprise customers.  Our construction revenues result from the construction of bank networks and other services associated with providing wireless products and services to the regional banking industry.  During the three months ended March 31, 2010, approximately 95% of our revenues were generated from internet services or WBS and 4% of our revenues were generated from banking construction services or ENS. We expect that our internet services will experience the most growth during fiscal 2010, as we expect to continue to devote significant capital resources to developing the oil and gas market utilizing wireless services of our WBS division.

During the first quarter of fiscal 2010, the Company continued to make progress with its strategic business plan as evidenced by the completion and announcement of numerous significant agreements and activities. These include:

•
The Company’s Wireless Bundled Services division WBS experienced a $299,000 or 27% increase in revenues in the first quarter ended March 31, 2010 as compared to the same quarter a year ago Oil and Gas wireless broadband services contributed $172,000 during the first quarter ended March 31, 2010 as compared to $10,000 for the first quarter of 2009.  For additional comparison purposes, Oil and Gas wireless broadband services contributed a total of $72,000 in calendar year 2008 and $308,000 in calendar year 2009. We expect that the growth trend will continue for WBS and especially that revenue associated with Oil and Gas industry.

•
Following the completion of a BranchNet encrypted enterprise-class wireless banking network for West Texas State Bank located in the oil and gas rich Permian Basin including the Midland and Odessa, Texas markets, the Company initiated a WiNet marketing campaign and begun reselling digital wireless oilfield solutions off of this network to its oil and gas customers in this region. The network is comprised of FCC-licensed frequencies creating a 165Mbps backbone, delivering speeds in excess of 40Mbps to each branch bank location. The WiNet contract alone is expected to generate more than $6 million in recurring revenues over the next ten years after a two-year ramp-up period. The bank will receive a percentage of the gross subscriber revenues as part of the agreement.

•
The announcement of the immediate start of design, development and construction of a new wireless network in the oil and gas rich Haynesville Shale in northwestern Louisiana and northeastern Texas; covering hundreds of natural gas drilling rigs in one of the fastest growing gas shale developments in North America.

•
The submittal of second round applications for approximately $31 million of broadband stimulus funding in a two-state region under the Broadband Initiatives Program (“BIP”) for Louisiana and parts of East, Central and South Texas.

•
The Company announced that they have begun taking delivery of the initial shipments from the recently announced $4.7 million order of Mobile Broadband Trailers (MBTs) that will expedite the deployment of the company's high-speed wireless broadband digital oilfield solutions for oil and gas drilling operations throughout North America.

•
The Company has recently completed the initial deployments of part of its MBT fleet in support of oil and gas customer requirements for well workovers on certain existing oil and gas wells and for new well completions. Referred sometimes as "fracture stimulation" or "FRAC" jobs for existing mature wells, they require the same level of communications as existing new drilling operations. There are hundreds of thousands of existing wells throughout North America and ERF Wireless has already received substantial commitments for 2010 from its oil and gas customers for this new area of wireless business.

•
The Company announced that its Oil & Gas Services Division has recently completed the initial installations of its wireless broadband services to its first customer in the Horn River Basin of the Canadian Province of British Columbia. While ERF Wireless has previously reported that it has wireless broadband capabilities throughout much of the Canadian Province of Alberta through a Master Service Agreement with a Canadian public company, this is the first reported service entry into British Columbia and the first report of the deployment of its wireless broadband services in Canada.

•
The Company announced that, because of the broad scope of oil and gas wireless communications products and services it is now providing, it has agreed with its exclusive resale marketing partner that it will also be allowed to market directly to the end customer as well as jointly under the existing resale contract to increase the overall combined scope of the marketing effort to the oil and gas industry. The details of this additional marketing thrust, as well as other modifications and clarifications, are intended to be defined in the near future in an addendum to the existing exclusive resale contract.

•
The Company announced that, as part of its initial independent marketing thrust under its modified exclusive contract with the world's largest oil and gas services company, its Oil & Gas Services Division exhibited and demonstrated the company's reliable, high-speed, wireless broadband communications system at a number of industry trade shows, including at the 2010 Offshore Technology Conference (OTC) recently held in Houston May 3rd through the May 6th. The ERF Wireless system dramatically reduces operating expenses for its oil and gas customers by streaming critical data from remote drilling, completion and production oil and gas sites to corporate offices for rapid analysis and decision making.

•
The Company announced that its Oil & Gas Services Division has recently taken delivery of the first unit in a family of new mobile broadband trailers that are proprietary to ERF Wireless and that are equipped with 100-foot deployable towers. These giant mobile broadband towers (MBTs) are unique to the industry as compared to the more common 50-foot MBTs currently being used across most ERF Wireless networks. These new 100-foot MBTs were specifically designed and developed for the tall forested regions of certain of the oil and gas drilling regions where even VSAT communications with much lower bandwidth have trouble transmitting beyond the 80- to 90-foot tree canopy surrounding the drilling rigs.  In particular, new ERF Wireless network coverage initiatives into areas such as recently announced in the Haynesville Shale region would not be possible without this new 100-foot MBT.

•
The Company announced that its ERF Enterprise Network Services subsidiary (ENS) has finished deploying a BranchNet(TM) and BankNet(TM) encrypted enterprise-class wireless banking network for First Federal Bank of Louisiana that spans almost the entire western region of Louisiana from Lake Charles in the south to Natchitoches in the north. This network provides more than 280 miles of continuous network coverage with the most disparate branch locations being approximately 140 miles apart encompassing some of the most difficult rain and foliage regions in the United States.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2010, COMPARED TO THREE MONTHS ENDED MARCH 31, 2009

The following table sets forth summarized consolidated financial information for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,

($ in thousands)	2010	2009	$ Change	% Change
Total sales	$1,479	$1,323	$156	12%
Cost of goods sold	988	804	184	23%
Gross profit	491	519	(28)	-5%
Gross margin %	33%	39%
Operating expenses	2,317	2,591	(274)	-11%
Loss from operations	(1,826)	(2,072)	246	-12%
Other income/(expense)	(249)	(288)	39	-14%
Net loss	(2,075)	(2,360)	285	-12%

For the three months ended March 31, 2010, the Company's business operations reflected an increase in sales for Wireless Bundled Services with an offset of decreased sales of Enterprise Network Services and for Wireless Messaging Services. For the three months ended March 31, 2010, the Company's consolidated operations generated net sales of $1,479,000 compared to prior year net sales of $1,323,000. The $156,000 increase in net sales is primarily attributable to $299,000 increase in recurring wireless broadband services with the increased growth attributed to recent asset acquisitions and oil and gas revenue from deployment of our Mobile Broadband Trailers (MBT’s) in the oil and gas regions, offset with decrease sales in banking network installation and services of $105,000 primarily attributable to a downturn in the banking industry which has cause a slowdown on capital spending and a decrease in Wireless Messaging Services of $38,000.  Service sales increase $277,000 offset with a decrease of $121,000 in product sales. The $156,000 increase is primarily attributable to recurring wireless broadband services with the increase growth attributed to recent asset acquisitions and oil and gas revenue from deployment of our Mobile Broadband Trailers (MBT’s) in the oil and gas regions. For the three months ended March 31, 2010, the Company had a gross profit margin of 33%, compared to a gross profit margin 39% for the prior year. The $28,000 decrease in gross profit margin is primarily attributed to the following factors; (i) approximately $51,000 increase in gross margin attributable to increased recurring customers as result of recent wireless broadband acquisitions (ii) $69,000 decrease in gross margins primarily related to depreciation of our BankNet infrastructure with minimal customer base offsetting the expense at this time, and (iii) $10,000 decrease in gross margins for wireless paging primarily related to a decrease in customer base.

The Company incurred a net loss of $2,075,000 for the three months ended March 31, 2010. The Company's principal components contributing to the net loss for the three months ended March 31, 2010, included approximately $756,000 in depreciation and amortization expenses, $420,000 of interest expense, and $353,000 of other general and administrative expense, $1,188,000 in employment expenses and $407,000 in professional services expense.

SALES INFORMATION

Set forth below is a table presenting summarized sales information for our business segments for the three months ended March 31, 2010 and 2009. The Oil & Gas division is a division of WBS and the sales have been presented within WBS in the table below.

Three Months Ended March 31,
($ in thousands)
Business Segment	2010	% of Total	2009	% of Total	$ Change	% Change
Wireless Messaging Services	$22	1%	$60	4%	$(38)	-63%
Wireless Bundled Services	1,405	95%	1,106	84%	299	27%
Enterprise Network Services	52	4%	157	12%	(105)	-67%
Total Sales	$1,479	100%	$1,323	100%	$156	12%

For the three months ended March 31, 2010, net sales increased to $1,479,000 from $1,323,000 for the three months ended March 31, 2009. The overall increase of 12% was attributable to an increase of $299,000 of Wireless Bundled Services and offset with a decrease $105,000 in Enterprise Network Services and a decrease in Wireless Messaging Services of $38,000. The $38,000 decrease in Wireless Messaging Services was primarily attributable to decreasing customer base and the $105,000 decrease in banking network installation and services is due to a downturn in the banking industry which has cause a slowdown on capital spending. The $299,000 increase was primarily attributable to recurring wireless broadband services with recent asset acquisitions and oil and gas revenue from deployment of our Mobile Broadband Trailers (MBT’s) in the oil and gas regions.

COST OF GOODS SOLD

The following tables set forth summarized cost of goods sold information for the three months ended March 31, 2010 and 2009 The Oil & Gas division is a division of WBS and the cost of goods sold have been presented within WBS in the table below:

Three Months Ended March 31,
($ in thousands)
Business Segment	2010	% of Total	2009	% of Total	$ Change	% Change
Wireless Messaging Services	$17	2%	$45	5%	$(28)	-62%
Wireless Bundled Services	873	88%	625	78%	248	40%
Enterprise Network Services	98	10%	134	17%	(36)	-27%
Total cost of sales	$988	100%	$804	100%	$184	23%

For the three months ended March 31, 2010, cost of goods sold increase by $184,000, or 23%, to $988,000 from $804,000 as compared to the three months ended March 31, 2009. The increase of $184,000 in cost of goods sold is primarily attributable to an increase of $248,000 in WBS due to increase depreciation and rent as a result of recent acquisitions and deployment of our Mobile Broadband Trailers (MBT’s) in oil and gas regions, and offset with a decrease of $36,000 in ENS and a decrease of $28,000 in WMS.

OPERATING EXPENSES

The following table sets forth summarized operating expense information for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
($ in thousands)	2010	2009	$ Change	% Change

Employment expenses	$1,188	$1,164	$24	2%
Professional services	407	586	(179)	-31%
Rent and maintenance	107	108	(1)	-1%
Depreciation and amortization	262	352	(90)	-26%
Other general and administrative	353	381	(28)	-7%
Total operating expenses	$2,317	$2,591	$(274)	-11%

For the three months ended March 31, 2010, operating expenses decreased by 11% to $2,317,000, as compared to $2,591,000 for the three months ended March 31, 2009. The decreases that occurred, as evidenced by the immediately preceding table, are discussed below:

•	A $24,000 increase in employment expense. The increase is primarily attributable to growth of the company through recent acquisitions;

•	A $179,000 decreased in professional services. The decrease is primarily related to a reduction of outside consultants for investor relations and accounting expenses;

•	A $90,000 decreased in depreciation and amortization; and

•	A $28,000decrease in other general and administrative expense.

OTHER (INCOME) EXPENSE, NET

For the three months ended March 31, 2010, the increase in other expense is primarily attributable to interest expense, net on debt obligations totaling $421,000 and a net derivative income of $169,000 as compared to interest expense, net of $252,000 and derivative expense of $36,000 for the three months ended March 31, 2009. The derivative expense/income represents the net unrealized (non-cash) charge during the three months ended March 31, 2010 and 2009, in the fair value of our derivative instrument liabilities related to warrants and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately.

NET LOSS

For the three months ended March 31, 2010, our net loss was $2,075,000 compared to a loss of $2,360,000 for the three months ended March 31, 2009. The decreased in the loss for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009 is primarily attributable as evidenced by the immediately preceding table, are discussed above.

CASH FLOWS

The Company's operating activities increased net cash used by operating activities to $574,000 in the three months ended March 31, 2010, compared to net cash used of $434,000 in the three months ended March 31, 2009. The increase in net cash used by operating activities was primarily attributable to an improvement in the company's net operating loss of $2,075,000, net of $1,304,000 non-cash charges and combine with derivative income of $169,000 to equal net non-cash charge of $1,135,000, combined together with $366,000 of cash provided by fluctuations in working capital requirements consisting of the combination of accounts receivable, inventory, prepaid expenses, accounts payable, accrued expenses, cost and profit in excess of billings, deferred liability lease and deferred revenue.

The Company's investing activities used net cash of $352,000 in the three months ended March 31, 2010, compared to use of net cash of $141,000 in the three months ended March 31, 2009. The increase in investing activities is primarily growing WISP and Oil and Gas capabilities through expansion of our infrastructure in Texas, New Mexico and Louisiana.

The Company's financing activities provided net cash of $773,000 in the three months ended March 31, 2010, compared to $883,000 of cash provided in the three months ended March 31, 2009. The cash provided in the three months ended March 31, 2010, was primarily associated with the proceeds from equity financings, equity and debt financing and the line of credit, net.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2010, the Company's current assets totaled $1,044,000 (including cash and cash equivalents of $75,000); total current liabilities were $4,757,000, resulting in negative working capital of $3,713,000. The Company has funded operations to date primarily through a combination of utilizing cash on hand, borrowings and raising additional capital through the sale of its securities. The Company operation for the three months ended March 31, 2010, was primarily funded by proceeds from the Company's line of credit totaling $750,000, sale of restricted common stock, net to accredited investors of $252,000 and convertible debt financing of $605,000.

CURRENT DEBT FACILITY

At March 31, 2010, the Company had approximately $4,300,000 available on a $10.5 million unsecured revolving credit facility with Angus Capital Partners, which matures in December 2011. The terms of the two-year unsecured revolving credit facility will allow us to draw upon the facility as financing requirements dictate and provides for quarterly interest payments at an annual 12% rate. The loan may be prepaid without penalty or repaid at maturity.

ISSUANCE OF COMMON STOCK

During the three months ended March 31, 2010, we issued to various accredited investors and third parties (i) 2,453,000 shares of restricted common stock for net consideration of $252,000, (ii) 1,518,000 shares for services rendered and debt conversions, and (iii) 11,632,000 shares upon conversion of Series A Preferred Stock. We relied on Section 4(2) of the Securities Act in effecting these transactions. During the three months ended March 31, 2010, we issued 1,627,000 shares of common stock to employees and business consultants, for aggregate consideration of $313,000 of services rendered, pursuant to a registration statement on form S-8.

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

CONTRACTUAL OBLIGATIONS

The following table sets forth contractual obligations as of March 31, 2010:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations:
Long-term debt obligations	$9,716	$2,866	$6,850	$-	$-
Capital lease obligations	1,692	761	793	138	-
Operating lease obligations	991	459	478	30	24
Total contractual obligations	$12,399	$4,086	$8,121	$168	$24

The Company's contractual obligations consist of long-term debt of $8,256,000, derivative liabilities of $322,000, unamortized debt discount of $258,000 and interest expense of $880,000 as set forth in Note 6 to the company's financial statements, Notes Payable, Long-Term Debt. The capital lease obligations include interest as set forth in Note 6 in the future minimum lease payments schedule and certain obligations for operating leases requiring future minimal commitments under non-cancelable leases set forth in Note 8 -Commitments.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2010, the Company did not have any significant off-balance-sheet arrangements other than certain office and tower facility operating leases requiring minimal commitments under non-cancelable leases disclosed in the table above.

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

Recent Accounting Pronouncements

Management does not anticipate that the recently issued but not yet effective accounting pronouncements will materially impact the Company's financial condition.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

See Risk Factors in item 1A of the Company form 10-K of Fiscal year ended December 31, 2009.

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

Common Stock Issued for Cash Consideration

On March 10, 2010, accredited investors acquired 2,453,006 shares of common stock at $0.11 per share.

Common Stock Issued for Debt Conversions and Services Rendered

In January, 2010, 93,904 shares of common stock at average price of $.25 were issued for debt conversions and services rendered.

In February, 2010, 312,523 shares of common stock at average price of $.18 were issued for debt conversions and services rendered.

In March, 2010, 1,111,359 shares of common stock at average price of $.13 were issued for debt conversions and services rendered.

Common Stock Issued Upon Conversion of Series A Preferred Stock

On January 5, 2010, an accredited investor acquired 26,795 shares of common stock pursuant to Preferred A Conversions.

On February 22, 2010, an accredited investor acquired 7,844,066 shares of common stock pursuant to Preferred A Conversions.

On February 24, 2010, an accredited investor acquired 25,691 shares of common stock pursuant to Preferred A Conversions.

On March 11, 2010, an accredited investor acquired 3,735,270 shares of common stock pursuant to Preferred A Conversions.

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
Date:   May 17, 2010