Form 10-Q
period 2010-06-30
ERF Wireless, Inc.
filed 2010-08-23
CIK 1020646

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 248,985,542 common shares issued and outstanding as of August 16, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

ERF WIRELESS, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2010, AND DECEMBER 31, 2009
($ in thousands except share data)

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$208	$228
Accounts receivable, net	488	494
Accounts receivable, other	85	78
Inventories	240	222
Costs and profits in excess of billings	18	17
Prepaid expenses and other current assets	148	242
Total current assets	1,187	1,281

Property and equipment
Property and equipment	9,839	9,347
Less: accumulated depreciation	(4,917)	(3,712)
Net property and equipment	4,922	5,635

Goodwill	1,255	1,255
Intangible assets, net	365	701
Other assets	216	245

Total assets	$7,945	$9,117

LIABILITIES AND SHAREHOLDERS’ (DEFICIT)
Current liabilities:
Notes payable and current portion of long-term debt	$1,204	$1,881
Current portion of long-term capital leases	664	854
Accounts payable	785	586
Accrued expenses	848	486
Derivative liabilities	83	269
Deferred liability and revenue	568	585
Total current liabilities	4,152	4,661

Line of credit	6,197	5,449
Long-term debt, net of current portion	442	442
Long-term capital leases, net of current portion	523	789
Deferred liability and revenue, net of current portion	75	150
Total liabilities	11,389	11,491

Commitments

Shareholders’ (deficit):
Preferred stock - $.001 par value, Authorized 25,000,000
Series A authorized 5,000,000 shares; issued and
Outstanding at June 30, 2010, and December 31, 2009,
2,516,799 and 3,043,580, respectively	3	3
Common stock - $.001 par value
Authorized 475,000,000 shares
Issued and outstanding at June 30, 2010, and
December 31, 2009, 205,419,310 and 145,575,735, respectively	205	146
Additional paid in capital	39,590	36,785
Accumulated deficit	(43,242)	(39,308)
Total shareholders’ (deficit)	(3,444)	(2,374)

Total liabilities and shareholders' (deficit)	$7,945	$9,117

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)
($ in thousands except loss per share)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Sales:
Products	$82	$17	$100	$154
Services	1,494	1,261	2,955	2,447
Total sales	1,576	1,278	3,055	2,601

Costs of goods sold:
Products and integration services	377	295	751	737
Rent, repairs and maintenance	148	110	269	206
Depreciation	506	296	999	561
Total costs of goods sold	1,031	701	2,019	1,504

Gross profit	545	577	1,036	1,097
Operating expenses:
Selling, general and administrative	1,884	2,100	3,940	4,340
Depreciation and amortization	286	370	548	722
Total operating expenses	2,170	2,470	4,488	5,062
Loss from operations	(1,625)	(1,893)	(3,452)	(3,965)
Other income (expense):
Interest expense, net	(395)	(288)	(815)	(543)
Sale of assets, net and other income	4	2	7	5
Derivative income	157	80	326	45
Total other income (expense)	(234)	(206)	(482)	(493)

Net loss	$(1,859)	$(2,099)	$(3,934)	$(4,458)
Net loss per common share:
Basic	$(0.01)	$(0.02)	$(0.02)	$(0.04)
Diluted	$(0.01)	$(0.02)	$(0.02)	$(0.04)

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)
($ in thousands)

	2010	2009

Cash flows from operating activities
Net loss	$(3,934)	$(4,458)

Adjustments to reconcile net loss to net cash used by operating activities:
Loss on sale of assets	1	-
Amortization of debt discount	145	89
Depreciation and amortization	1,547	1,283
Stock based compensation	13	-
Stock issued for services rendered and interest	818	1,375
Derivative (income)	(326)	(45)
Bad debt expense	82	37
Changes in:
Accounts receivable, net	(76)	(39)
Accounts receivable, other	(7)	(70)
Inventories	(18)	(48)
Prepaid expenses	94	133
Costs and profits in excess of billings	(1)	267
Accounts payable	199	(292)
Accrued expenses	705	282
Deferred liability and revenue	(92)	203
Total adjustment	3,084	3,175
Net cash used by operating activities	(850)	(1,283)

Cash flows from investing activities
Proceeds from sale of assets	8	-
Purchase of property and equipment	(507)	(394)
Business acquisitions, net of cash acquired	-	(167)
Change in other assets	29	14
Net cash used by investing activities	(470)	(547)

Cash flows from financing activities
Net proceeds from line of credit	1,512	818
Proceeds from notes payable	-	150
Proceeds from long-term debt obligations	759	990
Payment of long-term debt obligations	(767)	(200)
Payment on capital lease obligations	(456)	(430)
Proceeds from sale of common stock, net	252	334
Net cash provided by financing activities	1,300	1,662

Net change in cash	(20)	(168)
Cash and cash equivalents at the beginning of the period	228	348
Cash and cash equivalents at the end of the period	$208	$180

Supplemental disclosure of cash flow information:
Net cash paid during the year for:
Interest	$151	$166
Income taxes	$-	$-

Supplemental non-cash investing and financing activities:
Conversion of debt through issuance of common stock	$674	$320
Conversion of debt through issuance of preferred stock	$1,104	$-
Issuance of shares for asset acquisition	$-	$884
Property acquired under capital lease	$-	$68
Note payable for acquisition	$-	$444

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

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

Our internet revenues are recorded in our subsidiary, “Wireless Bundled Services, Inc. (WBS)”, construction of bank networks in our subsidiary, “Enterprise Network Services, Inc. (ENS)” and other construction in our subsidiary, “Wireless Messaging Services, Inc. (WMS)” and wireless broadband products and services to rural oil and gas locations are recorded in our subsidiary, “Energy Broadband, Inc. (EBI)”. Please refer to segment footnote 9 for additional information regarding the Company’s operating divisions.

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

INVENTORIES

Inventories are valued at the lower of cost or market. The cost is determined by using the average cost method. Inventories consist of the following items as of June 30, 2010 and December 31, 2009, in thousands:

	June 30,	December 31,
	2010	2009
Raw material	$64	$63
Finished goods	176	159
	$240	$222

The Company has pledged all the finished goods inventory of WBS of $176,000 and $159,000 as collateral against outstanding notes as of June 30, 2010 and December 31, 2009, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS
Management does not anticipate that the recently issued but not yet effective accounting pronouncements will materially impact the Company’s financial condition.

NOTE 2 – DEBT SETTLEMENT

The Company during the second quarter 2010 had two debt settlements of the unsecured revolving credit facility which provides financing for working capital requirements.  During June 2010 the Company issued 1,668,873 shares of its Series A Preferred Stock for the settlement of $763,803 of debt and $340,123 in accrued interest for a total amount of $1,103,926. The Company issued Preferred A Stock at an average price of $.6615 per share or $.0354 per share of common of the ERFW common stock the day the debt is settled and converted to Preferred A Stock. As additional consideration for the settlement the Company agreed to amend the Series A convertible preferred stock designation to increase the voting rights of each preferred share from 50 votes to 100 votes on all matters in which the common stock holders and preferred stock holders vote together. Under current accounting standards ASC 470-50-40-2 the extinguishment of related party debt for equity securities is considered a capital transaction and, accordingly, no gain or loss on the extinguishment is recognized in the statement of operations. If this was not a related party transaction a gain of $27,541 would have been recognized in this quarter.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

NOTE 3 – COMMON STOCK, PREFERRED STOCK AND WARRANTS

The total number of shares of stock of all classes which the Company shall have the authority to issue is 500,000,000, of which 25,000,000 are shares of preferred stock with a par value of $.001 per share ("Preferred Stock"), and 475,000,000 are shares of common stock with a par value of $.001 per share.

COMMON STOCK

As of June 30, 2010, there were 205,419,310 shares of common stock issued and outstanding.

During the six months ended June 30, 2010, the Company issued 16,391,000 shares of common stock which was valued at the closing market price on the date of issuance of such shares, which were issued in lieu of cash as payment for the following (in thousands):

June 30, 2010	Supplemental Non-Cash Disclosure
Professional fees	$370
Settlements	26
Salary and compensation	359
Other services rendered	63
Total for services, interest, liabilities and compensation	$818

Notes payable	$674

During the six months ended June 30, 2010, we issued to various accredited investors an aggregate of 2,453,000 shares of restricted common stock for net consideration of $252,000. We relied on Section 4(2) of the Securities Act in effecting this transaction.

PREFERRED STOCK

The Company has 25,000,000 shares of Preferred Stock of which of which 5,000,000 shares had been set aside as Series A Preferred Stock. At June 30, 2010, 2,516,799Series A preferred shares were issued and outstanding. With respect to the Series A Preferred Stock outstanding at June 30, 2010, the Company would be required to issue 47,004,615 shares of its common stock. During the six months ended June 30, 2010, 2,195,654 Series A Preferred Stock was converted into net amount of 40,999,710 shares of common stock.

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

Holders of shares of the Series A Preferred Stock are entitled to vote, together with the holders of our common stock, on all matters submitted to a vote of the Company’s stockholders. Each share of Series A Preferred Stock entitles the holder thereof to 100 votes on all matters submitted to a vote of the Company’s stockholders.

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

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

WARRANTS

The Company had warrants outstanding to third parties to purchase 3,305,049 shares of common stock as of June 30, 2010.

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

In conjunction with financing in 2009, the Company issued to accredited investors 1,558,297 warrants with an exercise of $.45 per share. These warrants expire three years from issuance.

At June 30, 2010, the Company has 1,356,753 warrants exercisable at $5.00 per share. The remaining warrants will continue to expire at various dates from July thru the end of year of December 2010.

NOTE 4 – STOCK PLAN AND EMPLOYEE STOCK OPTIONS

In April 2008, the Board of directors adopted a Non-Qualified Stock Option Plan whereby 15,000,000 shares were reserved for issuance. As of June 30, 2010, under the 2008 Non-Qualified Stock Option Plans, 14,457,975 shares were issued to certain employees and consultants for services rendered.

In June 2010, the Board of directors adopted a Non-Qualified Stock Option Plan whereby 25,000,000 shares were reserved for issuance. As of June 30, 2010, under the 2010 Non-Qualified Stock Option Plan, there were no shares issued under this plan.

Stock Plan activity was as follows for the six months ended June 30, 2010:

2008
Plan
Shares initially reserved	15,000,000

Remaining shares January 1, 2010	5,995,378

Shares issued during 2010	5,453,353

Remaining shares available to be issued at June 30, 2010	542,025

Shares issued and outstanding as of June 30, 2010	14,457,975

2010
Plan
Shares initially reserved	25,000,000

Remaining shares June 30, 2010	25,000,000

Shares issued during 2010	-

Remaining shares available to be issued at June 30, 2010	25,000,000

Shares issued and outstanding as of June 30, 2010	-

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

The Company has granted to certain officers and employees 325,000 stock options which are currently exercisable. Option activity was as follows for the six months ended June 30, 2010:

	Shares	Weighted-Average Exercise Price

Outstanding at beginning of year	125,000	$0.43
Granted	200,000	0.17
Exercised	-	-
Forfeited/cancelled	-	-

Outstanding at the end of period	325,000	$0.27

Exercisable at June 30, 2010	325,000	$0.27

The weighted average fair value of the individual options granted during the six months ended June 30, 2010, is estimated at $.06 on the date of grant. The fair values were determined using a Black-Scholes option-pricing model with the following assumptions:

3/31/2010
Assumptions	Options
Dividend yield	0.00%
Risk-free rate for term	0.20%
Volatility	84.00%
Expected life	5.0

Information about options outstanding was as follows at June 30, 2010:

		Remaining Weighted		Remaining Weighted
Class	Number	Average Contractual	Number	Average Exercise
Exercise Price	Outstanding	Life in Years	Exercisable	Price

$0.17	200,000	4.75	200,000	$0.17
$0.43	125,000	3.08	125,000	$0.43

	325,000	3.92	325,000	$0.27

NOTE 5 – EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amount):

	For the six months ended June 30, 2010
	Net loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Loss available to common stockholders	$(3,934)	167,302	$(0.02)
Effect of dilutive securities	-	-	-
Diluted EPS:
Loss available to common stockholders and assumed conversions	$(3,934)	167,302	$(0.02)

	For the six months ended June 30, 2009
	Net loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Loss available to common stockholders	$(4,458)	106,905	$(0.04)
Effect of dilutive securities	-	-	-
Diluted EPS:
Loss available to common stockholders and assumed conversions	$(4,458)	106,905	$(0.04)

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

	For the three months ended June 30, 2010
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Loss available to common stockholders	$(1,859)	181,896	$(0.01)
Effect of dilutive securities	-		-
Diluted EPS:
Loss available to common stockholders and assumed conversions	$(1,859)	181,896	$(0.01)

	For the three months ended June 30, 2009
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Loss available to common stockholders	$(2,099)	107,830	$(0.02)
Effect of dilutive securities	-		-
Diluted EPS:
Loss available to common stockholders and assumed conversions	$(2,099)	107,830	$(0.02)

For the six months ended June 30, 2010, dilutive securities existed. Diluted earnings per share reflect the potential dilution of security that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities.

The calculation of diluted earnings per share for the six months ended June 30, 2010 does not include 325,000 shares of common stock assuming all employee stock options were exercised; 3,305,049 shares of common stock assuming all warrants were exercised; 11,296,296 shares of common stock assuming all convertible debt were exercised; 47,004,615 shares of common stock assuming all Series A Preferred Stock were converted due to their anti-dilutive effect.

NOTE 6 – MAJOR CUSTOMERS

The Company had gross sales of approximately $3,055,000 and $2,601,000 for the six months ended June 30, 2010 and 2009, respectively. The Company had one customer that represented 10% of the gross sales in the six months ended June 30, 2010. The Company did not have any customers that represented approximately 10% of gross sales for the six months ended June 30, 2009.

NOTE 7 – NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASES

Notes payable, long-term debts and capital leases consist of the following as of June 30, 2010 (in thousands):

	Terms	Maturity Date	Interest Rate	Gross Balance	Debt Discount	Net Balance
Bancleasing, Inc.	$10,660 / Month including interest	October-14	11.62%	$453	$-	$453
Agility Capital Lease	$77,369 / Month including interest	Various	18.82%	728	-	728
De Lage Landen Lease	$691 / Month including interest	April-11	19.12%	6	-	6
Toyota	$517 / Month including interest	December-10	8.01%	1	-	1
Blanco National Bank	$3,913 / Month including interest	August-10	9.50%	1	-	1
Robert McClung, Momentum	$23,476 / Quarterly including interest	October-10	7.50%	46	-	46
Shane Griffths, Crosswind	$13,911 / Quarterly including interest	December-10	7.50%	42	-	42
Centramedia	$56,342 / Quarterly including interest	December-11	7.50%	366	-	366
Frontier Internet LLC	$33,846 / Quarterly including interest	May-12	6.00%	253	-	253
Ronnie D Franklin	$6,054 / Quarterly including interest	May-12	6.00%	45	-	45
Premium Assignment, Insurance notes	$2,434 / Month including interest	September-10	7.54%	1	-	1
Convertible Note	1 year	Demand	10.00%	305	97	208
Bridge Financing	1 year	Demand	10.00%	701	18	683
Line of credit	2 years/ Quarterly interest (See below)	December-11	12.00%	6,197	-	6,197
Total debt				$9,145	$115	9,030
Less current maturities						(1,868)
Long-term debt						$7,162

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

LINE OF CREDIT

During June 2010, the Company increased its unsecured revolving credit facility with Angus Capital Partners a related party from $10.5 million to $12.0 million maturing December 31, 2013. The terms of the unsecured revolving credit facility allow the Company to draw upon the facility as financing requirements dictate and provide for quarterly interest payments at a 12% rate per annum. The payment of principal and interest may be paid in cash, common shares or preferred shares. At June 30, 2010, the outstanding balance on the line of credit of totaled $6,197,000 with a remaining line of credit availability of $5,803,000.

BRIDGE FINANCING

During 2009, the Company borrowed $1,390,000 from certain accredited investors. These notes are unsecured, bear interest at 10% and are due within one year. In connection with the issuance of the these promissory notes the investors have been issued common stock purchase warrants to purchase up to 1,558,297 shares of common stock that are exercisable at $.45 per share, which expire three years from issuance. The balance at June 30, 2010, of these notes is $701,000.

The Company uses the effective interest method to record interest expense and related debt accretion which was $100,000 for the six months ended June 30, 2010, and the estimated debt accretion for 2010 is $17,000.

The following table summarizes the convertible debt activity for the period December 31, 2009, to June 30, 2010 (in thousands):

Description	Bridge Note	Warrant Liabilities	Total
Fair value at December 31, 2009	$1,273	$268	$1,541
01-01-10 to 03-31-10 change in fair value	77	(134)	(57)
04-01-10 to 06-30-10 change in fair value	23	(85)	(62)
Conversions during period	(690)	-	(690)
Fair value at June 30, 2010	$683	$49	$732

For the year to date ended June 30, 2010 and 2009, net derivative income was $219,000 and $75,000 respectively.

CONVERTIBLE NOTE

For the six months ended June 30, 2010, the Company borrowed from certain accredited investors $605,000 for working capital and debt retirement purposes. During the second quarter 2010 the Company retired $300,000 leaving a balance of $305,000, which was paid off subsequent to June 30, 2010. These notes are unsecured, bear interest at 10% and are convertible into common stock within one year of the signed notes.  The notes will be guaranteed for any remaining outstanding amount by Angus Capital Partners, a related party.

At the Company's discretion principal and interest can be repaid in cash or in shares of our common stock, which shares will be valued at the 75% of the average of the three (3) lowest daily VWAPs during the twenty (20) trading days immediately preceding the applicable conversion date on which the holder elects to convert all or part of the note.

These convertible notes were determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature, the redemption option, forced conversion and full reset feature (compound embedded derivative liability). At the date of issuance the convertible note, compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the income statement.

The Company uses the effective interest method to record interest expense and related debt accretion which was $45,000 for the six months ended June 30, 2010, and the estimated debt accretion for 2010 is $97,000.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

The following table summarizes the convertible debt activity for the period March 19, 2010, to June 30, 2010 (in thousands):
Description	Convertible Note	Compound Derivative Liability	Total
Fair value issuance at inception	$355	$250	$605
03-19-10 to 03-31-10 change in fair value	33	(62)	(29)
04-01-10 to 06-30-10 change in fair value	120	(154)	(34)
Conversions during period	(300)	-	(300)
Fair value at June 30, 2010	$208	$34	$242
For the year to date ended June 30, 2010, net derivative income was $107,000.

CAPITAL LEASES

Agility Lease Fund, LLC Included in property and equipment at June 30, 2010, is $701,000 capitalized equipment, net of amortization. The equipment and one of the Company's bank accounts are the primary collateral securing the financing with a guarantee of repayment by ERF Wireless, Inc.

Banc Leasing Inc., Included in property and equipment at June 30, 2010, is $545,000 capitalized equipment, net of amortization. The equipment is the primary collateral securing the financing.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of June 30, 2010 (in thousands):

Year Ending December 31,
2010	$477
2011	524
2012	141
2013	128
2014	128
Thereafter	11
Total minimum lease payments	1,409
Less amount representing interest	(222)
Present value of net minimum lease payments	1,187
Current maturities of capital lease obligations	(664)
Long-term portion of capital lease obligations	$523

NOTE 8 – COMMITMENTS

LEASES AND LICENSE AGREEMENTS

For the six months ended June 30, 2010 and 2009, rental expenses of approximately $453,000 and $384,000, respectively, were incurred. The Company accounts for rent expense under leases that provide for escalating rentals over the related lease term on a straight-line method. The Company occupies office and tower facilities under several non-cancelable operating lease agreements expiring at various dates through September 2018, and requiring payment of property taxes, insurance, maintenance and utilities.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Future minimum lease payments under non-cancelable operating leases at June 30, 2010, were as follows (in thousands):

Period Ending December 31,	Amount
2010	$305
2011	424
2012	71
2013	25
2014	12
Thereafter	25
Total	$862

Banc Leasing Inc.,

During August 2007, the Company entered into a contract with Banc Leasing Inc., to fund the Company’s US-Banknet System to provide up to $10 Million into equipment financing. The funding is provided only after the contract is sign with financial institution. Each funding is collateralized by the equipment and normally is repaid over a seven year period with interest established at the date of the inception of the lease. Each lease has a $1 buyout provision. The details of the capital lease are included in footnote 7.

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

NOTE 9 – INDUSTRY SEGMENTS

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

Energy Broadband, Inc. (EBI)

EBI provides wireless connectivity to rural oil and gas locations primarily via Mobile Broadband Trailers (MBT’s). O&G provides wireless broadband products and services focusing primarily on commercial customers providing high speed bandwidth to rural North America to serve the Oil and Gas sector. All sales from external customers are located within the United States.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

The Company’s industry segment data for the three months ended June 30, 2010and 2009 is as follows (in thousands)

Three Months Ended June 30, 2010	WMS	WBS	EBI	ENS	Total
Revenue	$63	$1,172	$206	$135	$1,576
Segment (loss) income	5	(499)	(61)	(94)	(649)
Segment assets	66	4,907	1,168	1,485	7,626
Capital expenditures	-	83	51	-	134
Depreciation and amortization	4	677	34	55	770

Three Months Ended June 30, 2009	WMS	WBS	EBI	ENS	Total
Revenue	$31	$1,145	$16	$86	$1,278
Segment (loss) income	(56)	(631)	(66)	(165)	(918)
Segment assets	(21)	7,404	284	1,837	9,504
Capital expenditures	-	485	12	105	602
Depreciation and amortization	4	611	26	3	644

Reconciliation of Segment Loss from Operations	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
Total segment loss from operations	$(649)	$(918)

Total corporate overhead	(976)	(975)
Net loss	$(1,625)	$(1,893)

The Company’s industry segment data for the six months ended June 30, 2010and 2009 is as follows (in thousands):

Six Months Ended June 30, 2010	WMS	WBS	EBI	ENS	Total
Revenue	$85	$2,405	$378	$187	$3,055
Segment (loss) income	(40)	(981)	(156)	(244)	(1,421)
Segment assets	66	4,907	1,168	1,485	7,626
Capital expenditures	-	175	326	-	501
Depreciation and amortization	7	1,321	63	111	1,502

Six Months Ended June 30, 2009	WMS	WBS	EBI	ENS	Total
Revenue	$91	$2,247	$20	$243	$2,601
Segment (loss) income	(70)	(1,307)	(80)	(379)	(1,836)
Segment assets	(21)	7,404	284	1,837	9,504
Capital expenditures	-	602	12	154	768
Depreciation and amortization	8	1,198	29	7	1,242

Reconciliation of Segment Loss from Operations	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Total segment loss from operations	$(1,421)	$(1,836)

Total corporate overhead	(2,031)	(2,129)
Net loss	$(3,452)	$(3,965)

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Reconciliation of Segment Assets to Total Assets	June 30, 2010	December 31, 2009
Total segment assets	$7,626	$8,745
Total corporate assets	319	372
Consolidated assets	$7,945	$9,117

The accounting policies of the reportable segments are the same as those described in footnote one. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, accounting changes and non-recurring items.

For the quarter ended June 30, 2010, one customer accounted for $301,000 of EBI revenues.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to June 30, 2010, the Company issued 43,566,232 shares of common stock for services rendered, debt, exchange of liabilities, and conversion of preferred stock.

Subsequent to June 30, 2010 the convertible notes balance of $305,000 were settled in stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the other sections of this quarterly report on Form 10-Q, including the financial statements.

OUR MARKETS AND BUSINESS STRATEGY

Historically, our revenues have been generated primarily from Internet and construction services. Our Internet revenues result from our offering of broadband and basic communications services to residential and enterprise customers. Our construction revenues result from the construction of bank networks and other services associated with providing wireless products and services to the regional banking industry. During the second quarter of 2010, approximately 91% of our revenue was generated from Internet services and 9% of our revenue was generated from construction services. We expect our Internet services to experience the most growth during the fiscal year 2010 as we devote significant capital resources to developing the sale of wireless products and services in the oil and gas market.

During the second quarter of fiscal 2010, the company advanced its strategic business plan as evidenced by a number of agreements and activities. A summary of milestones during and subsequent to the quarter ended June 30, 2010, includes:

●
The Company announced that it received Second Round Review letters from the United States Department of Agriculture’s Rural Utilities Service (RUS) regarding their broadband stimulus applications. These letters pertained to three separate applications that ERF Wireless had previously submitted to the RUS in response to the Administration's stated objective to award approximately $7 billion in grants and low interest loans to companies, private and public entities, and other parties to enable the creation of jobs and the development of broadband access to all American citizens. These letters allowed for the submittal of supplemental information to address specific and limited adjustments to all three of the company's Round Two Broadband Initiatives Program (BIP) Infrastructure applications. ERF Wireless submitted separate applications for each of these "last-mile" projects that total approximately $31 million in loan and grant funding. These projects include:

1.
Eagle Ford Shale Broadband Project.   The agricultural area of Texas south of San Antonio has long lagged behind the rest of the state in access to technology. This is a significant barrier to the development in the region. The recent expansion in natural gas exploration in the region has created opportunity for change. The community can only reach the outside world at high speed if they live in close proximity to a telephone company end office, and even then access is not economical.

2.
Texas Educational Broadband Network.   ERF Wireless has developed an open partnership with several Texas Independent School Districts as anchor tenants. A WiMax access network will be implemented for this area west of Houston, Texas, covering some 600 square miles. Wireless access will be provided to schools and other community anchors in this coverage area, and otherwise unavailable broadband Internet access will be provided at competitive rates to businesses and homes.

3.
Central Louisiana WiMax Project .  This project proposes to blanket 900 square miles of rural and economically-distressed communities with the latest in WiMax broadband service. The project will offer a Broadband Lifeline Program that will enable low income families who qualify to receive discounted broadband services. This project will create hundreds of long-term job opportunities and will offer service to all critical community facilities.

Over the past five years, the company has demonstrated its ability to successfully design, build and operate wireless broadband networks in rural communities throughout Texas, Louisiana, Oklahoma and New Mexico. We believe that, even though this request for more information from the RUS should not be viewed as an indication that the applications will be approved and that our resubmitting updated applications does not guarantee funding, our past experience has made ERF Wireless a leading candidate to receive the broadband funding under the American Recovery and Reinvestment Act of 2009. We would expect to hear the outcome of these applications before the end of September 2010, based on previously disclosed RUS timelines.

●
The Company announced that it has settled in stock all of its outstanding convertible debt as of close of business August 4, 2010. As reported in its 10-Q for the first quarter of 2010, the company received approximately $605,000 USD in financing through convertible debentures with several institutional investors during the first quarter of 2010. Since that time, the company has worked to repay that debt, while continuing to execute its business plan for overall revenue growth. In particular, Energy Broadband, Inc., the company's oil and gas services division, continues to gain substantial sales momentum and is currently working to finalize contracts with multiple customers, including some high-profile Fortune 500 companies.

●
The Company announced that it has entered into a contract with the world's leading oil and gas service’s company in support of BP and the U.S. Coast Guard. ERF Wireless was selected to provide its world-class integrated communications systems to provide bandwidth to the U.S. Coast Guard's Incident Command Center recently set up on Galveston Island to search for and respond to all reports of oil affecting the Texas Gulf Coast that may be associated with the BP Deepwater Horizon spill off the coast of Louisiana.

●
The Company announced it continues to sign multiple new contracts to provide communications service, equipment, and infrastructure with a number of oil and gas sector companies for products and services to be provided in the United States as well as several foreign countries. While the size of these recent contracts is typically hundreds of thousands of dollars over multiple-year periods, it further validates that the momentum the company has been realizing in Energy Broadband, Inc., should continue to grow into the future. In addition, the company is in late-stage negotiations with several very large, global energy companies to provide comprehensive communications services to help support a substantial augmentation in communications capabilities for exploration and production activities. The company expects to complete at least one of these large contracts in the short term and will keep shareholders abreast of any new developments regarding signing of any additional contracts.

●
The Company announced that it continues to grasp significantly more oil and gas business along with expanding its overall recurring revenue base from broadband to drilling operations, oil and gas well rework, frac operation support, SCADA wireless connectivity, pipeline wireless surveillance and connectivity support, customer wireless network design and construction, new bank customer contracts, and NOC support. All of this new business, which has largely materialized since the start of 2010, is mostly as a result of the increased ERF Wireless sales and marketing efforts starting in the latter half of 2009 and has continued to move the company forward toward its goal of cash flow positive operations in the next few quarters. In view of all of this increased business activity by ERF Wireless, the company finds it ironic that its market capitalization has also seen a steady decline over recent months coupled with the receipt of a large number of shareholder inquiries regarding this decline in market capitalization of the company and the related causes. ERF Wireless has assured all of these inquiring shareholders that the company is continuing to effectively execute its business plan and is currently on track to meet its objective of near-term positive cash flow.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2010,

COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2009

The following table sets forth summarized consolidated financial information for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Total sales	$1,576	$1,278	$298	23%	$3,055	$2,601	$454	17%
Cost of goods sold	1,031	701	330	47%	2,019	1,504	515	34%
Gross profit	545	577	(32)	-6%	1,036	1,097	(61)	-6%
Percent of total sales	35%	45%			34%	42%
Operating expenses	2,170	2,470	(300)	-12%	4,488	5,062	(574)	-11%
Loss from operations	(1,625)	(1,893)	268	-14%	(3,452)	(3,965)	513	-13%
Other income/(expense)	(234)	(206)	(28)	14%	(482)	(493)	11	-2%
Net loss	$(1,859)	$(2,099)	$240	-11%	$(3,934)	$(4,458)	$524	-12%

For the three months ended June 30, 2010, the Company's business operations reflected an increase in sales for Wireless Bundled Services (WBS), Enterprise Network Services (ENS), Energy Broadband, Inc. (EBI) and for Wireless Messaging Services (WMS). For the three months ended June 30, 2010, the Company's consolidated operations generated net sales of $1,576,000 compared to prior year net sales of $1,278,000. The $298,000 increase in net sales is primarily attributable to $27,000 increased sales in WBS due to recurring wireless broadband services with the increased growth attributed to asset acquisitions, $190,000 increased sales in EBI from deployment of our Mobile Broadband Trailers (MBT’s) in the oil and gas regions, $49,000 increased sales in ENS due to banking network installation and services and a $32,000 increase in WMS due to paging infrastructure sales and services.  Service sales increased $233,000 and product sales increased $65,000. The $298,000 increase is primarily attributable to EBI our wireless broadband services from deployment of our Mobile Broadband Trailers (MBT’s) in the oil and gas regions. For the three months ended June 30, 2010, the Company had a gross profit margin of 35%, compared to a gross profit margin 45% for the prior year. The $32,000 decrease in gross profit margin is primarily attributed to the following factors; (i) approximately $121,000 increase in gross margin attributable to our wireless broadband services from deployment of our Mobile Broadband Trailers (MBT’s) in the oil and gas regions (ii) approximately $160,000 decrease in gross margin attributable to increased depreciation and tower rent due to asset acquisitions (iii) $61,000 decrease in gross margins primarily related to depreciation of our BankNet infrastructure with minimal customer base offsetting the expense at this time, and (iv) $68,000 increase in gross margins primarily related to wireless paging infrastructure sales and services.

For the six months ended June 30, 2010, the Company's business operations reflected an increase in sales for Wireless Bundled Services and increase sales for Energy Broadband, Inc with an offset of decreased sales for Enterprise Network Services and for Wireless Messaging Services. For the six months ended June 30, 2010, the Company's consolidated operations generated net sales of $3,055,000 compared to prior year net sales of $2,601,000. The $454,000 increase in net sales is primarily attributable to $158,000 increased sales in WBS due to recurring wireless broadband services with the increased growth attributed to asset acquisitions, $358,000 increased sales in EBI from deployment of our Mobile Broadband Trailers (MBT’s) in the oil and gas regions, with an offset of $56,000 in decreased sales in ENS due to banking network installation and services and a $6,000 decrease in WMS attributable to decrease paging retail customer base.  Product sales decreased $54,000 and offset with increased service sales of $508,000. The $454,000 increased sales is primarily attributable to EBI our wireless broadband services from deployment of our Mobile Broadband Trailers (MBT’s) in the oil and gas regions and WBS due to recurring wireless broadband services with the increased growth attributed to asset acquisitions. For the six months ended June 30, 2010, the Company had a gross profit margin of 34%, compared to a gross profit margin of 42% for the prior year. The $61,000 decrease in gross profit margin percentage is primarily attributed to the following factors; (i) approximately $208,000 increase in gross margin attributable to our wireless broadband services from deployment of our Mobile Broadband Trailers (MBT’s) in the oil and gas regions (ii) approximately $197,000 decrease in gross margin attributable to increased depreciation and tower rent due to asset acquisitions (iii) $130,000 decrease in gross margins primarily related to depreciation of our BankNet infrastructure with minimal customer base offsetting the expense at this time, and (iv) $58,000 increase in gross margins primarily related to wireless paging infrastructure sales and services.

The Company incurred a net loss of $1,859,000 for the three months ended June 30, 2010. The Company's principal components contributing to the net loss for the three months ended June 30, 2010, included approximately $792,000 in depreciation and amortization expenses, $395,000 of interest expense, and $371,000 of other general and administrative expense, $1,108,000 in employment expenses and $303,000 in professional services expense.

The Company incurred a net loss of $3,934,000 for the six months ended June 30, 2010. The Company's principal components of the net loss for the six months ended June 30, 2010, included approximately $1,547,000 in depreciation and amortization expenses, $815,000 of interest expense, and $725,000 of other general and administrative expense, $2,295,000 in employment expenses and $711,000 in professional services expense.
SALES INFORMATION

Set forth below is a table presenting summarized sales information for our business segments for the three months and six months ended June 30, 2010 and 2009.

($ in thousands)			Three Months Ended June 30,
Business Segment	2010	% of Total	2009	% of Total	$ Change	% Change
Wireless Messaging Services	$63	4%	$31	2%	$32	103%
Wireless Bundled Services	1,172	74%	1,145	90%	27	2%
Enterprise Network Services	135	9%	86	7%	49	57%
Energy Broadband, Inc.	206	13%	16	1%	190	1188%
Total Sales	$1,576	100%	$1,278	100%	$298	23%

($ in thousands)			Six Months Ended June 30,
Business Segment	2010	% of Total	2009	% of Total	$ Change	% Change
Wireless Messaging Services	$85	3%	$91	4%	$(6)	-7%
Wireless Bundled Services	2,405	79%	2,247	86%	158	7%
Enterprise Network Services	187	6%	243	9%	(56)	-23%
Energy Broadband, Inc.	378	12%	20	1%	358	1790%
Total Sales	$3,055	100%	$2,601	100%	$454	17%

For the three months ended June 30, 2010, net sales increased to $1,576,000 from $1,278,000 for the three months ended June 30, 2009. The overall increase of 23% was attributable to an increase of $27,000 of Wireless Bundled Services, increase of $190,000 of Energy Broadband, Inc., increase of $49,000 in Enterprise Network Services and an increase in Wireless Messaging Services of $32,000. The $27,000 increased sales in WBS are due to recurring wireless broadband services with the increased growth attributed to asset acquisitions. The $190,000 increased sales in EBI are from deployment of our Mobile Broadband Trailers (MBT’s) in the oil and gas regions. The $49,000 increased sales in ENS are due to banking network installation and services and a $32,000 increase in WMS is due to paging infrastructure sales and services.

For the six months ended June 30, 2010, net sales increased to $3,055,000 from $2,601,000 for the six months ended June 30, 2009. The overall increase of 17% was attributable to an increase of $158,000 of Wireless Bundled Services, increase of $358,000 of Energy Broadband, Inc., and offset with a decrease of $56,000 in Enterprise Network Services and a decrease in Wireless Messaging Services of $6,000. The $158,000 increased sales in WBS are due to recurring wireless broadband services with the increased growth attributed to asset acquisitions. The $358,000 increased sales in EBI are from deployment of our Mobile Broadband Trailers (MBT’s) in the oil and gas regions. The $56,000decreased sales in ENS are due to banking network installation and services and a $6,000decreased sales in WMS is attributable to declining paging retail customer base.

COST OF GOODS SOLD

The following tables set forth summarized cost of goods sold information for the three months ended June 30, 2010 and 2009

($ in thousands)			Three Months Ended June 30,
Business Segment	2010	% of Total	2009	% of Total	$ Change	% Change
Wireless Messaging Services	$19	2%	$55	8%	$(36)	-65%
Wireless Bundled Services	783	76%	594	85%	189	32%
Enterprise Network Services	140	13%	30	4%	110	367%
Energy Broadband, Inc.	89	9%	22	3%	67	305%
Total cost of sales	$1,031	100%	$701	100%	$330	47%

	Three Months Ended June 30,
($ in thousands)	2010	2009	$ Change	% Change

Products and integration service	$377	$295	$82	28%
Rent and maintenance	148	110	38	35%
Depreciation	506	296	210	71%
Total cost of sales	$1,031	$701	$330	47%

The following tables set forth summarized cost of goods sold information for the six months ended June 30, 2010 and 2009

($ in thousands)			Six Months Ended June 30,
Business Segment	2010	% of Total	2009	% of Total	$ Change	% Change
Wireless Messaging Services	$36	2%	$99	7%	$(63)	-64%
Wireless Bundled Services	1,568	78%	1,212	80%	356	29%
Enterprise Network Services	238	12%	164	11%	74	45%
Energy Broadband, Inc.	177	8%	29	2%	148	510%
Total Cost of Goods	$2,019	100%	$1,504	100%	$515	34%

	Six Months Ended June 30,
($ in thousands)	2010	2009	$ Change	% Change

Products and integration service	$751	$737	$14	2%
Rent and maintenance	269	206	63	31%
Depreciation	999	561	438	78%
Total Operating Expenses	$2,019	$1,504	$515	34%

For the three months ended June 30, 2010, cost of goods sold increased by $330,000, or 47%, to $1,031,000 from $701,000 as compared to the three months ended June 30, 2009. The increase of $330,000 in cost of goods sold is primarily attributable to an increase of $189,000 in WBS due to increase depreciation and tower rent as a result of acquisitions, $67,000 increase in EBI due to increased depreciation and 3rd party services for deployment of our Mobile Broadband Trailers (MBT’s) in oil and gas regions, and $110,000 increase in ENS due to depreciation of our BankNet infrastructure offset with a decrease of $36,000 in WMS.

For the six months ended June 30, 2010, cost of goods sold increased by $515,000, or 34%, to $2,019,000 from $1,504,000 as compared to the six months ended June 30, 2010. The increase of $515,000 in cost of goods sold is primarily attributable to an increase of $356,000 in WBS due to increased depreciation and tower rent as a result of acquisitions, $148,000 increase in EBI due to increased depreciation and third party services for deployment of our Mobile Broadband Trailers (MBT’s) in oil and gas regions, and $74,000 increase in ENS due to depreciation of our BankNet infrastructure offset with a decrease of $63,000 in WMS.

OPERATING EXPENSES

The following table sets forth summarized operating expense information for the three months and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change

Employment expenses	$1,108	$1,169	$(61)	-5%	$2,295	$2,333	$(38)	-2%
Professional services	303	368	(65)	-18%	711	955	(244)	-26%
Rent and maintenance	102	116	(14)	-12%	209	224	(15)	-7%
Depreciation and amortization	286	370	(84)	-23%	548	722	(174)	-24%
Other general and administrative	371	447	(76)	-17%	725	828	(103)	-12%
Total operating expenses	$2,170	$2,470	$(300)	-12%	$4,488	$5,062	$(574)	-11%

For the three months ended June 30, 2010, operating expenses decreased by 12% to $2,170,000, as compared to $2,470,000 for the three months ended June 30, 2009. The decreases that occurred, as evidenced by the immediately preceding table, are discussed below:

●	A $61,000 decrease in employment expense. The decrease is primarily attributable to the centralization of our operations;

●	A $65,000 decrease in professional services. The decrease is primarily related to a reduction of outside consultants for investor relations and accounting expenses;

●	A $84,000 decrease in depreciation and amortization; and

●	A $76,000decrease in other general and administrative expense.

For the six months ended June 30, 2010, operating expenses decreased by 11% to $4,488,000, as compared to $5,062,000 for the six months ended June 30, 2009. The increases that occurred, as evidenced by the immediately preceding table, are discussed below:

●	A $38,000 decrease in employment expense. The decrease is primarily attributable to the centralization of our operations;

●	A $244,000 decrease in professional services. The decrease is primarily related to a reduction of outside consultants for investor relations and accounting expenses;

●	A $174,000 decrease in depreciation and amortization; and

●	A $103,000decrease in other general and administrative expense.

OTHER (INCOME) EXPENSE, NET

For the six months ended June 30, 2010, the increase in other expense is primarily attributable to interest expense, net on debt obligations totaling $815,000 and a net derivative income of $326,000 as compared to interest expense, net of $543,000 and net derivative income of $45,000 for the six months ended June 30, 2009. The derivative expense/income represents the net unrealized (non-cash) charge during the six months ended June 30, 2010 and 2009, in the fair value of our derivative instrument liabilities related to warrants and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately.

NET LOSS

For the six months ended June 30, 2010, our net loss was $3,934,000 compared to a loss of $4,458,000 for the six months ended June 30, 2009. The decrease in the loss for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009 is primarily attributable as evidenced by the immediately preceding table, are discussed above.

CASH FLOWS

The Company's operating activities net cash used by operating activities decreased $433,000 to $850,000 in the six months ended June 30, 2010, as compared to net cash used of $1,283,000 in the six months ended June 30, 2009. The decrease in net cash used by operating activities was primarily attributable to an improvement  in the company's net operating loss of $3,934,000, net of $2,606,000 non-cash charges and combined with derivative income of $326,000 to equal net non-cash charge of $2,280,000, combined together with $804,000 of cash provided by fluctuations in working capital requirements consisting of the combination of accounts receivable, inventory, prepaid expenses, accounts payable, accrued expenses, cost and profit in excess of billings, deferred liability lease and deferred revenue.

The Company's investing activities used net cash of $470,000 in the six months ended June 30, 2010, compared to use of net cash of $547,000 in the six months ended June 30, 2009. The decrease in investing activities is primarily attributable to no new acquisitions in 2010, as compared to the prior year.

The Company's financing activities provided net cash of $1,300,000 in the six months ended June 30, 2010, compared to $1,662,000 of cash provided in the six months ended June 30, 2009. The cash provided in the six months ended June 30, 2010, was primarily associated with the proceeds from equity financings, debt financing and the line of credit, net.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2010, the Company's current assets totaled $1,187,000 (including cash and cash equivalents of $208,000); total current liabilities were $4,152,000, resulting in negative working capital of $2,965,000. The Company has funded operations to date primarily through a combination of utilizing cash on hand, borrowings and raising additional capital through the sale of its securities. The Company operation for the six months ended June 30, 2010, was primarily funded by proceeds from the Company's line of credit, net totaling $1,512,000, sale of restricted common stock, net to accredited investors of $252,000 and convertible debt financing of $759,000.

CURRENT DEBT FACILITY

In June 2010, the Company increased its unsecured revolving credit facility with Angus Capital Partners a related party from $10.5 million to $12.0 million maturing December 31, 2013. At June 30, 2010, the Company had approximately $5,803,000 available on a $12.0 million unsecured revolving credit facility with Angus Capital Partners, with an outstanding balance of $6,197,000. The terms of the unsecured revolving credit facility will allow us to draw upon the facility as financing requirements dictate and provides for quarterly interest payments at an annual 12% rate. The loan may be prepaid without penalty or repaid at maturity.

ISSUANCE OF COMMON STOCK

During the three months ended June 30, 2010, we issued to various accredited investors and third parties (i) 9,420,000 shares for services rendered and debt conversions, and (ii) 29,367,000 shares upon conversion of Series A Preferred Stock. We relied on Section 4(2) of the Securities Act in effecting these transactions. During the three months ended June 30, 2010, we issued approximately 3,826,000 shares of common stock to employees and business consultants, for aggregate consideration of $327,000 of services rendered, pursuant to a registration statement on form S-8.

During the six months ended June 30, 2010, we issued to various accredited investors and third parties (i) 2,453,000 shares of restricted common stock for net consideration of $252,000, (ii) 10,938,000 shares for services rendered and debt conversions, and (iii) 40,999,000 shares upon conversion of Series A Preferred Stock. We relied on Section 4(2) of the Securities Act in effecting these transactions. During the six months ended June 30, 2010, we issued approximately 5,453,000 shares of common stock to employees and business consultants, for aggregate consideration of $640,000 of services rendered, pursuant to a registration statement on form S-8.

USE OF WORKING CAPITAL

We believe our cash and available credit facilities afford us adequate liquidity for the balance of fiscal 2010.  We anticipate that we will need additional capital in the future to continue to expand our business operations, which expenditures may include acquisitions and capital expenditures.  We have historically financed our operations through private equity and debt financings. We do not have any commitments for significant equity funding at this time, and additional funding may not be available to us on favorable terms As such there is no assurance that we can raise additional capital from external sources to fund our current and future business models on a timely basis.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2010, the Company did not have any significant off-balance-sheet arrangements other than certain office and tower facility operating leases requiring minimal commitments under non-cancelable leases set forth in Note 8 -Commitments.

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

Recent Accounting Pronouncements
Management does not anticipate that the recently issued but not yet effective accounting pronouncements will materially impact the Company’s financial condition.

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

Common Stock Issued for Cash Consideration

None

Common Stock Issued for Debt Conversions and Services Rendered

In April, 2010, 2,113,101 shares of common stock at average price of $.11 were issued for debt conversions and services rendered.

In May, 2010, 4,053,935 shares of common stock at average price of $.06 were issued for debt conversions and services rendered.

In June, 2010, 3,252,684 shares of common stock at average price of $.04 were issued for debt conversions and services rendered.

Common Stock Issued Upon Conversion of Series A Preferred Stock

On April 5, 2010, an accredited investor acquired 4,482,324 shares of common stock pursuant to Preferred A Conversions.

On May 13, 2010, an accredited investor acquired 7,470,540 shares of common stock pursuant to Preferred A Conversions.

On June 02, 2010, an accredited investor acquired 11,205,810 shares of common stock pursuant to Preferred A Conversions.

On June 30, 2010, an accredited investor acquired 6,209,214 shares of common stock pursuant to Preferred A Conversions.

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

ERF Wireless, Inc.

By:	/s/ H. Dean Cubley
H. Dean Cubley
Chief Executive Officer
Date:	August 23, 2010