Form 10-Q
period 2010-09-30
ERF Wireless, Inc.
filed 2010-11-22
CIK 1020646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 324,782,467 common shares issued and outstanding as of November 09, 2010

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

ERF WIRELESS, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2010, AND DECEMBER 31, 2009
($ in thousands except share data)

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$36	$228
Accounts receivable, net	440	485
Accounts receivable, other	122	87
Inventories	234	222
Costs and profits in excess of billings	18	17
Prepaid expenses and other current assets	120	242
Total current assets	970	1,281

Property and equipment
Property and equipment	10,017	9,347
Less: accumulated depreciation	(5,526)	(3,712)
Net property and equipment	4,491	5,635

Goodwill	1,255	1,255
Intangible assets, net	197	701
Other assets	198	245

Total assets	$7,111	$9,117

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Notes payable and current portion of long-term debt	$939	$1,881
Current portion of long-term capital leases	543	854
Accounts payable	779	586
Accrued expenses	842	486
Derivative liabilities	42	269
Deferred liability and revenue	559	585
Total current liabilities	3,704	4,661

Line of credit	5,776	5,449
Long-term debt, net of current portion	171	442
Long-term capital leases, net of current portion	426	789
Deferred liability and revenue, net of current portion	37	150
Total liabilities	10,114	11,491

Commitments

Shareholders’ deficit:
Preferred stock - $.001 par value, Authorized 25,000,000 Series A authorized 5,000,000 shares; issued and outstanding at September 30, 2010, and December 31, 2009, 2,600,706 and 3,043,580, respectively	3	3
Common stock - $.001 par value Authorized 475,000,000 shares issued and outstanding at September 30, 2010, and December 31, 2009, 298,701,509 and 145,575,735, respectively	299	146
Additional paid in capital	42,233	36,785
Accumulated deficit	(45,538)	(39,308)
Total shareholders’ deficit	(3,003)	(2,374)

Total liabilities and shareholders' deficit	$7,111	$9,117

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)
($ in thousands except loss per share)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Sales:
Products	$26	$75	$126	$230
Services	1,410	1,429	4,366	3,875
Total sales	1,436	1,504	4,492	4,105

Costs of goods sold:
Products and integration services	325	378	1,076	1,116
Rent, repairs and maintenance	127	124	396	330
Depreciation	516	333	1,515	894
Total costs of goods sold	968	835	2,987	2,340

Gross profit	468	669	1,505	1,765

Operating expenses:
Selling, general and administrative	2,108	2,422	6,048	6,761
Depreciation and amortization	262	379	810	1,101
Total operating expenses	2,370	2,801	6,858	7,862

Loss from operations	(1,902)	(2,132)	(5,353)	(6,097)

Other income (expense):
Interest expense, net	(318)	(347)	(1,134)	(890)
Sale of assets, net and other income	(20)	3	(14)	8
Loss on extinguishment of debt	(63)	-	(63)	-
Derivative income (expense)	7	(47)	334	(2)
Total other income (expense)	(394)	(391)	(877)	(884)

Net loss	$(2,296)	$(2,523)	$(6,230)	$(6,981)

Net loss per common share:
Basic	$(0.01)	$(0.02)	$(0.03)	$(0.06)
Diluted	$(0.01)	$(0.02)	$(0.03)	$(0.06)

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)
($ in thousands)

	2010	2009

Cash flows from operating activities
Net loss	$(6,230)	$(6,981)

Adjustments to reconcile net loss to net cash used by operating activities:
Loss on sale of assets	1	-
Loss on foreign exchange translation	2	-
Loss on extinguishment of debt	63	-
Amortization of debt discount	162	149
Depreciation and amortization	2,325	1,996
Stock based compensation	13	-
Stock issued for services rendered and interest	1,460	1,976
Derivative (income) expense	(334)	2
Bad debt expense	100	90
Changes in:
Accounts receivable, net	(55)	(131)
Accounts receivable, other	(35)	(110)
Inventories	(12)	(80)
Prepaid expenses	122	182
Costs and profits in excess of billings	(1)	341
Accounts payable	191	(112)
Accrued expenses	762	304
Deferred liability and revenue	(139)	167
Total adjustment	4,625	4,774
Net cash used by operating activities	(1,605)	(2,207)

Cash flows from investing activities
Proceeds from sale of assets	8	-
Purchase of property and equipment	(687)	(645)
Business acquisitions, net of cash acquired	-	(167)
Change in other assets	47	19
Net cash used by investing activities	(632)	(793)

Cash flows from financing activities
Net proceeds from line of credit	2,296	1,960
Proceeds from notes payable	-	150
Proceeds from long-term debt obligations	759	1,390
Payment of long-term debt obligations	(768)	(364)
Payment on capital lease obligations	(674)	(656)
Proceeds from sale of common stock, net	432	334
Net cash provided by financing activities	2,045	2,814

Net change in cash	(192)	(186)
Cash and cash equivalents at the beginning of the period	228	348
Cash and cash equivalents at the end of the period	$36	$162

Supplemental disclosure of cash flow information:
Net cash paid during the year for:
Interest	$203	$254
Income taxes	$-	$-

Supplemental non-cash investing and financing activities:
Conversion of debt through issuance of common stock	$1,789	$320
Conversion of debt through issuance of preferred stock	$1,904	$-
Issuance of shares for asset acquisition	$-	$884
Property acquired under capital lease	$-	$68
Note payable for acquisition	$-	$444

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

Reclassifications

For comparability, certain prior period amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2010.

INVENTORIES

Inventories are valued at the lower of cost or market. The cost is determined by using the average cost method. Inventories consist of the following items as of September 30, 2010 and December 31, 2009, in thousands:

	September 30,	December 31,
	2010	2009
Raw material	$57	$63
Finished goods	177	159
	$234	$222

The Company has pledged all the finished goods inventory of WBS of $161,000 and $159,000 as collateral against outstanding notes as of September 30, 2010 and December 31, 2009, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

Management does not anticipate that the recently issued but not yet effective accounting pronouncements will materially impact the Company’s financial condition.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
 (Unaudited)

NOTE 2 - DEBT SETTLEMENT

(a) LINE OF CREDIT

The Company for the period ended September 30, 2010 has had several debt settlements of the unsecured revolving credit facility. The unsecured revolving credit facility provides financing for working capital requirements.  During the nine months ended September 30, 2010 the Company issued 3,728,244 shares of its Series A Preferred Stock for the settlement of $1,505,022 of debt and $398,904 in accrued interest for a total amount of $1,903,926. The Company issued Preferred A Stock at an average price of $.5107 per share or $.0273 per share of common of the ERFW common stock the day the debt is settled and converted to Preferred A Stock.

Also during nine the months ended September 30, 2010 the Company issued 14,117,647 shares of its Common Stock for the settlement of $463,890 of debt and $136,110 in accrued interest for a total amount of $600,000. The Company issued Common Stock at an average price of $.0425 per share of the ERFW common stock the day the debt was settled.

For the nine months ended September 30, 2010 the total amount of debt settled in equity instruments was $1,968,912 and $535,014 of interest for a total amount of $2,503,926.

As additional consideration for the settlement the Company agreed to amend the Series A convertible preferred stock designation to increase the voting rights of each preferred share from 50 votes to 100 votes on all matters in which the common stock holders and preferred stock holders vote together. Under current accounting standards ASC 470-50-40-2 the extinguishment of related party debt for equity securities is considered a capital transaction and, accordingly, no gain or loss on the extinguishment is recognized in the statement of operations. If this was not a related party transaction a loss of $11,849 would have been recognized in this quarter and $15,692 gain recognized for the nine months ended September 30, 2010.

(b) OTHER DEBT

During the nine months ended September 30, 2010 the Company issued 35,634,677 shares of its Common Stock for the settlement of $1,325,000 of debt and $111,556 in accrued interest for a total amount of $1,436,556. The Company issued Common Stock at an average price of $.0403 per share of the ERFW common stock the day the debt was settled.

NOTE 3 - COMMON STOCK, PREFERRED STOCK AND WARRANTS

The total number of shares of stock of all classes which the Company shall have the authority to issue is 500,000,000, of which 25,000,000 are shares of preferred stock with a par value of $.001 per share ("Preferred Stock"), and 475,000,000 are shares of common stock with a par value of $.001 per share.

COMMON STOCK

As of September 30, 2010, there were 298,701,509 shares of common stock issued and outstanding.

During the nine months ended September 30, 2010, the Company issued 65,677,000 shares of common stock which was valued at the closing market price on the date of issuance of such shares, which were issued in lieu of cash as payment for the following (in thousands):

September 30, 2010	Supplemental Non-Cash Disclosure
Professional fees	$528
Settlements	81
Salary and compensation	525
Interest and other services rendered	326
Total for services, interest, liabilities and compensation	$1,460

Notes payable	$1,789

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
 (Unaudited)

During the nine months ended September 30, 2010, we issued to various accredited investors an aggregate of 9,555,000 shares of restricted common stock for net consideration of $432,000. We relied on Section 4(2) of the Securities Act in effecting this transaction.

PREFERRED STOCK

The Company has 25,000,000 shares of Preferred Stock of which 5,000,000 shares had been designated as Series A Preferred Stock. At September 30, 2010, 2,600,706 Series A preferred shares were issued and outstanding. With respect to the Series A Preferred Stock outstanding at September 30, 2010, the Company would be required to issue 48,571,688 shares of its common stock upon conversion. During the nine months ended September 30, 2010, 4,171,118 Series A Preferred Stock was converted into net amount of 77,894,176 shares of common stock.

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

Holders of the Series A Preferred Stock are also entitled to elect one director at any meeting of the Company’s stockholders at which such directors are to be elected.  The right of the holders of the Series A Preferred Stock to elect such additional director shall cease when all outstanding shares of Series A Preferred Stock have been converted or are no longer outstanding.  The shares of the Series A Preferred Stock are not redeemable by the Company.

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

WARRANTS

At September 30, 2010 the Company had warrants outstanding to third parties to purchase 1,892,893 shares of common stock and the warrants are exercisable at prices from $.45 to $5.00 per share, expiring at various dates through March 2012.

At September 30, 2010 the Company has 20,930 warrants remaining exercisable at a purchase price of $3.57 per share that were issued by the Company in November 2005. The outstanding warrants are set to expire in November 2010.

In conjunction with financing in 2009, the Company issued to accredited investors 1,558,297 warrants with an exercise of $.45 per share. These warrants expire three years from issuance.

At September 30, 2010, the Company has 313,666 warrants remaining exercisable at $5.00 per share. The outstanding warrants will continue to expire at various dates from October thru December 2010.

NOTE 4 - STOCK PLAN AND EMPLOYEE STOCK OPTIONS

In June 2010, the Board of directors adopted a Non-Qualified Stock Option Plan whereby 25,000,000 shares were reserved for issuance. As of September 30, 2010, under the 2010 Non-Qualified Stock Option Plan, there were 7,821,283 shares issued to certain employees and consultants for services rendered

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
 (Unaudited)

Stock Plan activity was as follows for the nine months ended September 30, 2010:

2010
Plan
Shares initially reserved	25,000,000

Shares issued during 2010	7,821,283

Remaining shares available to be issued at September 30, 2010	17,178,717

Shares issued and outstanding as of September 30, 2010	7,821,283

The Company has granted to certain officers and employees 325,000 stock options which are currently exercisable. Option activity was as follows for the nine months ended September 30, 2010:

	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	125,000	$0.43
Granted	200,000	0.17
Exercised	-	-
Forfeited/cancelled	-	-

Outstanding at the end of period	325,000	$0.27

Exercisable at September 30, 2010	325,000	$0.27

The weighted average fair value of the individual options granted during the nine months ended September 30, 2010, is estimated at $.06 on the date of grant. The fair values were determined using a Black-Scholes option-pricing model with the following assumptions:

3/31/2010
Assumptions	Options
Dividend yield	0.00%
Risk-free rate for term	0.20%
Volatility	84.00%
Expected life	5.0

Information about options outstanding was as follows at September 30, 2010:

		Remaining Weighted		Remaining Weighted
Class	Number	Average Contractual	Number	Average Exercise
Exercise Price	Outstanding	Life in Years	Exercisable	Price

$0.17	200,000	4.50	200,000	$0.17
$0.43	125,000	2.83	125,000	$0.43

	325,000	3.67	325,000	$0.27

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
 (Unaudited)

NOTE 5 - EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amount):

	For the nine months ended September 30, 2010
	Net loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Loss available to common stockholders	$(6,230)	193,890	$(0.03)
Effect of dilutive securities	-	-	-
Diluted EPS:
Loss available to common stockholders and assumed conversions	$(6,230)	193,890	$(0.03)

	For the nine months ended September 30, 2009
	Net loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS:
Loss available to common stockholders	$(6,981)	116,908	$(0.06)
Effect of dilutive securities	-	-	-
Diluted EPS:
Loss available to common stockholders	$(6,981)	116,908	$(0.06)

	For the three months ended September 30, 2010
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS:
Loss available to common stockholders	$(2,296)	247,065	$(0.01)
Effect of dilutive securities	-		-
Diluted EPS:
Loss available to common stockholders and assumed conversions	$(2,296)	247,065	$(0.01)

	For the three months ended September 30, 2009
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS:
Loss available to common stockholders	$(2,523)	130,312	$(0.02)
Effect of dilutive securities	-		-
Diluted EPS:
Loss available to common stockholders and assumed conversions	$(2,523)	130,312	$(0.02)

Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities.

The calculation of diluted earnings per share for the nine months ended September 30, 2010 does not include 325,000 shares of common stock assuming all employee stock options were exercised; 1,892,893 shares of common stock assuming all warrants were exercised; 48,571,688 shares of common stock assuming all Series A Preferred Stock were converted due to their anti-dilutive effect.

NOTE 6 - MAJOR CUSTOMERS

The Company had gross sales of approximately $4,492,000 and $4,105,000 for the nine months ended September 30, 2010 and 2009, respectively. The Company had one customer that represented 11% of the gross sales in the nine months ended September 30, 2010. The Company did not have any customers that represented approximately 10% of gross sales for the nine months ended September 30, 2009.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
 (Unaudited)

NOTE 7 - NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASES

Notes payable, long-term debt and capital leases consist of the following as of September 30, 2010 (in thousands):

	Terms	Maturity Date	Interest Rate	Net Balance
Bancleasing, Inc.	$10,660 / Month including interest	October-14	11.62%	$434
Agility Capital Lease	$70,456 / Month including interest	Various	18.82%	531
De Lage Landen Lease	$691 / Month including interest	April-11	19.12%	5
Toyota	$517 / Month including interest	December-10	8.01%	3
Robert McClung, Momentum	$23,476 / Quarterly including interest	October-10	7.50%	23
Shane Griffths, Crosswind	$13,911 / Quarterly including interest	December-10	7.50%	29
Centramedia	$56,342 / Quarterly including interest	December-11	7.50%	316
Frontier Internet LLC	$33,846 / Quarterly including interest	May-12	6.00%	223
Ronnie D Franklin	$6,054 / Quarterly including interest	May-12	6.00%	40
Bridge Financing	1 year	Demand	10.00%	475
Line of credit	3 years/ Quarterly interest (See below)	December-13	12.00%	5,776
Total debt				7,855
Less current maturities				(1,482)
Long-term debt				$6,373

LINE OF CREDIT

During June 2010, the Company increased its unsecured revolving credit facility with Angus Capital Partners, a related party, from $10.5 million to $12.0 million maturing December 31, 2013. The terms of the unsecured revolving credit facility allow the Company to draw upon the facility as financing requirements dictate and provide for quarterly interest payments at a 12% rate per annum. The payment of principal and interest may be paid in cash, common shares or preferred shares. At September 30, 2010, the outstanding balance on the line of credit totaled $5,776,000 with a remaining line of credit availability of $6,224,000.

BRIDGE FINANCING

During 2009, the Company borrowed $1,390,000 from certain accredited investors. These notes are unsecured, bear interest at 10% and are due within one year. In connection with the issuance of these promissory notes the investors have been issued common stock purchase warrants to purchase up to 1,558,297 shares of common stock that are exercisable at $.45 per share, which expire three years from issuance. The balance of these notes at September 30, 2010, is $475,000.

The Company uses the effective interest method to record interest expense and related debt accretion which was $117,000 for the nine months ended September 30, 2010.

The following table summarizes the bridge financing activity for the period December 31, 2009, to September 30, 2010 (in thousands):

Description	Bridge Note	Warrant Liabilities	Total

Fair value at December 31, 2009	$1,273	$268	$1,541
01-01-10 to 03-31-10 change in fair value	77	(134)	(57)
04-01-10 to 06-30-10 change in fair value	23	(85)	(62)
07-01-10 to 09-30-10 change in fair value	17	(7)	10
Conversions during period	(915)	-	(915)
Fair value at September 30, 2010	$475	$42	$517

For the nine months ended September 30, 2010, net derivative income was $226,000 and September 30, 2009 net derivative expense was $10,000.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
 (Unaudited)

CONVERTIBLE NOTE

For the nine months ended September 30, 2010, the Company borrowed from certain accredited investors $605,000 for working capital and debt retirement purposes. During the nine months ended September 30, 2010, the Company repaid the remaining balance of $305,000 in the third quarter, thus paying off the convertible note in total. These notes were unsecured, bear interest at 10% and were convertible into common stock within one year of the signed notes.

At the Company's discretion principal and interest were to be repaid in cash or in shares of our common stock, which shares were valued at the 75% of the average of the three (3) lowest daily volume weighted average prices (VWAPs) during the twenty (20) trading days immediately preceding the applicable conversion date on which the holder elects to convert all or part of the note.

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

The Company uses the effective interest method to record interest expense and related debt accretion which was $45,000 for the nine months ended September 30, 2010, the remaining estimated debt accretion of $97,000 was recorded to loss on extinguishment of debt, which was netted against the remaining compound derivative liability of $34,000 when the note was repaid in full. The net loss on extinguishment of debt is $63,000.

The following table summarizes the convertible debt activity for the period March 19, 2010, to September 30, 2010 (in thousands):

Description	Convertible Note	Compound Derivative Liability	Total

Fair value issuance at inception	$355	$250	$605
03-19-10 to 03-31-10 change in fair value	33	(62)	(29)
04-01-10 to 06-30-10 change in fair value	120	(154)	(34)
07-01-10 to 09-30-10 change in fair value	97	(34)	63
Conversions during period	(605)	-	(605)
Fair value at September 30, 2010	$-	$-	$-

For the nine months ended September 30, 2010, net derivative income was $108,000.

CAPITAL LEASES

Agility Lease Fund, LLC Included in property and equipment at September 30, 2010, is $489,000 capitalized equipment, net of amortization. The equipment and one of the Company's bank accounts are the primary collateral securing the financing with a guarantee of repayment by ERF Wireless, Inc.

Banc Leasing Inc., Included in property and equipment at September 30, 2010, is $514,000 capitalized equipment, net of amortization. The equipment is the primary collateral securing the financing.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 30, 2010 (in thousands):

Year Ending December 31,
2010	$214
2011	524
2012	141
2013	128
2014	128
Thereafter	11
Total minimum lease payments	1,146
Less amount representing interest	(177)
Present value of net minimum lease payments	969
Current maturities of capital lease obligations	(543)
Long-term portion of capital lease obligations	$426

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
 (Unaudited)

NOTE 8 - COMMITMENTS

LEASES AND LICENSE AGREEMENTS

For the nine months ended September 30, 2010 and 2009, rental expenses of approximately $673,000 and $605,000, respectively, were incurred. The Company accounts for rent expense under leases that provide for escalating rentals over the related lease term on a straight-line method. The Company occupies office and tower facilities under several non-cancelable operating lease agreements expiring at various dates through September 2018, and requiring payment of property taxes, insurance, maintenance and utilities.

Future minimum lease payments under non-cancelable operating leases at September 30, 2010, were as follows (in thousands):

Period Ending December 31,	Amount
2010	$148
2011	424
2012	71
2013	25
2014	12
Thereafter	25
Total	$705

Banc Leasing Inc.,

During August 2007, the Company entered into a contract with Banc Leasing Inc., to fund the Company’s US-Banknet System to provide up to $10 million into equipment financing. The funding is provided only after the contract is signed with a financial institution. Each funding is collateralized by the equipment and normally is repaid over a seven year period with interest established at the date of the inception of the lease. Each lease has a $1 buyout provision. The details of the capital lease are included in footnote 7.

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

Wireless Messaging Services Division (WMS)

WMS principally provides wireless broadband system design and implementation, manufactures paging equipment, repairs and maintains paging infrastructure equipment and supplies high-power infrastructure equipment to the wireless messaging industry and owns and operates a wide-area messaging service. All sales from external customers are located within the United States as well as certain international locations.

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

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
 (Unaudited)

Energy Broadband, Inc. (EBI)

EBI provides wireless connectivity to rural oil and gas locations primarily via Mobile Broadband Trailers (MBT’s). EBI provides wireless broadband products and services focusing primarily on commercial customers providing high speed bandwidth to rural North America to serve the Oil and Gas sector. All sales from external customers are located within the United States and Canada.

The Company’s industry segment data for the three months ended September 30, 2010 and 2009 is as follows (in thousands)

Three Months Ended September 30, 2010	WMS	WBS	EBI	ENS	Total
Revenue	$16	$1,119	$251	$50	$1,436
Segment loss	(45)	(365)	(105)	(133)	(648)
Segment assets	25	4,398	1,066	1,428	6,917
Capital expenditures	-	141	24	-	165
Depreciation and amortization	4	637	60	54	755

Three Months Ended September 30, 2009	WMS	WBS	EBI	ENS	Total
Revenue	$45	$1,290	$114	$55	$1,504
Segment (loss) income	(30)	(655)	40	(263)	(908)
Segment assets	-	6,980	284	1,797	9,061
Capital expenditures	-	153	-	79	232
Depreciation and amortization	4	666	16	4	690

	Three Months Ended	Three Months Ended
Reconciliation of Segment Loss from Operations	September 30, 2010	September 30, 2009
Total segment loss from operations	$(648)	$(908)
Total corporate overhead	(1,254)	(1,224)
Consolidated loss from operations	$(1,902)	$(2,132)

The Company’s industry segment data for the nine months ended September 30, 2010 and 2009 is as follows (in thousands):

Nine Months Ended September 30, 2010	WMS	WBS	EBI	ENS	Total
Revenue	$100	$3,525	$629	$238	$4,492
Segment loss	(85)	(1,345)	(262)	(377)	(2,069)
Segment assets	25	4,398	1,066	1,428	6,917
Capital expenditures	-	316	350	-	666
Depreciation and amortization	11	1,959	122	165	2,257

Nine Months Ended September 30, 2009	WMS	WBS	EBI	ENS	Total
Revenue	$136	$3,537	$134	$298	$4,105
Segment loss	(100)	(1,962)	(40)	(642)	(2,744)
Segment assets	-	6,980	284	1,797	9,061
Capital expenditures	-	767	-	233	1,000
Depreciation and amortization	11	1,874	36	11	1,932

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
 (Unaudited)

	Nine Months Ended	Nine Months Ended
Reconciliation of Segment Loss from Operations	September 30, 2010	September 30, 2009
Total segment loss from operations	$(2,069)	$(2,744)
Total corporate overhead	(3,284)	(3,353)
Consolidated loss from operations	$(5,353)	$(6,097)

Reconciliation of Segment Assets to Total Assets	September 30, 2010	December 31, 2009
Total segment assets	$6,917	$8,745
Total corporate assets	194	372
Consolidated assets	$7,111	$9,117

The accounting policies of the reportable segments are the same as those described in footnote one. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, accounting changes and non-recurring items.

For the nine months ended September 30, 2010, one customer accounted for $475,000 of EBI revenues.

For the nine months ended September 30, 2010, one customer accounted for $50,000 of EBI revenues from Canada.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to September 30, 2010, the Company issued 26,080,958 shares of common stock for services rendered, debt, exchange of liabilities, and conversion of preferred stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the other sections of this quarterly report on Form 10-Q, including the financial statements.

OUR MARKETS AND BUSINESS STRATEGY

Historically, our revenues have been generated primarily from Internet and construction services. Our Internet revenues result from our offering of broadband and basic communications services to residential and enterprise customers. Our construction revenues result from the construction of bank networks and other services associated with providing wireless products and services to the regional banking industry. During the third quarter of 2010, approximately 98% of our revenue was generated from Internet services and 2% of our revenue was generated from construction services. We expect our Internet services to experience the most growth during the fiscal year 2011 as we devote significant capital resources to developing the sale of wireless products and services in the oil and gas market.

During the third quarter of fiscal 2010, the company advanced its strategic business plan as evidenced by a number of agreements and activities. A summary of milestones during and subsequent to the quarter ended September 30, 2010, includes:

●
The Company announced that it ranked number 137 on Deloitte’s 2010 Technology Fast 500™, an annual ranking Deloitte LLP of the 500 fastest growing technology, media, telecommunications, life sciences and clean technology companies in North America.  Rankings were based on percentage of fiscal year revenue growth during the five-year period from 2005-2009.  ERF grew by 760 during this period.

●
The Company announced that the growth of Energy Broadband, its wholly owned subsidiary, continues to support the commitment that ERF Wireless has made to become the dominant provider of terrestrial wireless broadband communications to the North American oil and gas industry. The ERF Wireless acquisition and contracting activities over the past several years has already established ERF Wireless as the owner of the largest wireless broadband network connectivity covering most major oil and gas regions in North America. Energy Broadband is now continuing our thrust to become this market's leader. So far In 2010, we have seen our oil, gas, and energy business grow from a smaller portion of our overall revenue base to a significant portion of our overall revenue and all indications are that it will grow to dominate the overall ERF Wireless business plan as we continue our existing contracts, sign new contracts, and expand our geographical footprint into new markets.

●
The Company announced that Energy Broadband continues expansion of its energy industry business base with new contracts to provide communications service, equipment, and infrastructure to a number of oil, gas, and related energy sector companies throughout North America and has been providing wireless broadband connectivity to numerous oil, gas, and energy companies in this same area since 2008. These service offerings have been especially concentrated throughout western Texas for the past two years and more recently some of Energy Broadband's larger customers have been expanding their holdings in this area. These events have contributed to the decision by Energy Broadband to open a new office in Midland before the end of 2010. This office will provide both additional sales as well as technical support personnel to this area of Texas. Energy Broadband and ERF Wireless already have service personnel stationed in four other regions of western and northwestern Texas and operate extensive wireless broadband networks as well as a bank network in the region. ERF Wireless has been developing "brand awareness" for its Energy Broadband subsidiary for the past year and, although reported on public filings under ERF Wireless, it operates this segment of its business as a wholly owned subsidiary.

●
The Company participated in the Developing Unconventional Gas (DUC) Eagle Ford Conference & Exhibition show held in early October 2010 in San Antonio, Texas.  The exhibition was sponsored by Hart Energy Publishing and showcased some of the latest technologies that are being applied to successfully develop unconventional gas plays. Based on early results, the Eagle Ford Shale in South Texas may turn out to be the most economic high-return shale play in the U.S. and activity is increasing rapidly.

●
The Company announced that the company's patent attorney recently received correspondence from the U.S. Patent Office that one of the patents the company had previously applied for in connection with its CryptoVue(R) encrypted security device has been approved and that a patent will be issued as soon as the proper forms are submitted. The company also noted that other CryptoVue patent applications that cover different functions are still under review.

The Company's revenue is generated primarily from the sale of wireless communications products and services, including providing reliable enterprise-class wireless broadband services. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is probable.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010, COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

The following table sets forth summarized consolidated financial information for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Total sales	$1,436	$1,504	$(68)	-5%	$4,492	$4,105	$387	9%
Cost of goods sold	968	835	133	16%	2,987	2,340	647	28%
Gross profit	468	669	(201)	-30%	1,505	1,765	(260)	-15%
Percent of total sales	33%	44%			34%	43%
Operating expenses	2,370	2,801	(431)	-15%	6,858	7,862	(1,004)	-13%
Loss from operations	(1,902)	(2,132)	230	-11%	(5,353)	(6,097)	744	-12%
Other income/(expense)	(394)	(391)	(3)	1%	(877)	(884)	7	-1%
Net loss	$(2,296)	$(2,523)	$227	-9%	$(6,230)	$(6,981)	$751	-11%

For the three months ended September 30, 2010, the Company's business operations reflected a decrease in sales for Wireless Bundled Services (WBS), Enterprise Network Services (ENS), Wireless Messaging Services (WMS) and an increase in sales for Energy Broadband, Inc. (EBI). For the three months ended September 30, 2010, the Company's consolidated operations generated net sales of $1,436,000 compared to prior year net sales of $1,504,000. The $68,000 decrease in net sales is primarily attributable to $171,000 decrease sales in WBS due to a reduction in our retail wireless and dialup customer base, $5,000 decrease sales in ENS due to reduction in sales of banking network installation and services, $29,000 decrease in WMS due to decline in paging infrastructure sales and services and offset with a $137,000 increased sales in EBI from deployment of our Mobile Broadband Trailers (MBT’s) in the oil and gas regions.  Service sales decreased $19,000 and product sales decreased $49,000. The $68,000 decrease is primarily attributable to WBS in our recurring retail wireless broadband services and ENS in banking network installations sales. For the three months ended September 30, 2010, the Company had a gross profit margin of 33%, compared to a gross profit margin 44% for the prior year. The $201,000 decrease in gross profit margin is primarily attributed to the following factors; (i) approximately $22,000 decrease in gross margin in EBI attributable to increase depreciation associated with (MBT’s) being utilize in the field in oil and gas regions. (ii) approximately $133,000 decrease in gross margin in WBS attributable to increased depreciation due to asset acquisitions and decrease sales related to reduction in our retail wireless and dialup customer base (iii) $34,000 decrease in gross margins in ENS primarily related to depreciation of our BankNet infrastructure with minimal customer base offsetting the expense at this time, and (iv) $12,000 decrease in gross margins in WMS primarily related to wireless paging infrastructure and equipment sales.

For the nine months ended September 30, 2010, the Company's business operations reflected an increase in sales for Energy Broadband, Inc with an offset of decreased sales for Wireless Bundled Services, Enterprise Network Services and for Wireless Messaging Services. For the nine months ended September 30, 2010, the Company's consolidated operations generated net sales of $4,492,000 compared to prior year net sales of $4,105,000. The $387,000 increase in net sales is primarily attributable to $495,000 increased sales in EBI from deployment of our Mobile Broadband Trailers (MBT’s) in the oil and gas regions, with an offset of $12,000 in decreased sales in WBS due to a reduction in our retail wireless and dialup customer base, $60,000 in decreased sales in ENS are due to banking network installation and services and a $36,000 decrease in WMS attributable to decrease paging retail customer base and equipment sales.  Product sales decreased $104,000 and offset with increased service sales of $491,000. The $387,000 increased sales in EBI due primarily to our wireless broadband services from deployment of our Mobile Broadband Trailers (MBT’s) in the oil and gas regions. For the nine months ended September 30, 2010, the Company had a gross profit margin of 34%, compared to a gross profit margin of 43% for the prior year. The $260,000 decrease in gross profit margin percentage is primarily attributed to the following factors; (i) approximately $187,000 increase in gross margin in EBI attributable to our wireless broadband services from deployment of our Mobile Broadband Trailers (MBT’s) in the oil and gas regions (ii) $46,000 increase in gross margins in WMS primarily related to wireless paging infrastructure sales and services (iii) offset with $163,000 decrease in gross margins in ENS primarily related to depreciation of our BankNet infrastructure with minimal customer base offsetting the expense at this time, and (iv) approximately $330,000 decrease in gross margin in WBS attributable to increased depreciation and tower rent due to asset acquisitions; and decrease sales related to reduction in our retail wireless and dialup customer base.

The Company incurred a net loss of $2,296,000 for the three months ended September 30, 2010. The Company's principal components contributing to the net loss for the three months ended September 30, 2010, included approximately $778,000 in depreciation and amortization expenses, $318,000 of interest expense, and $288,000 of other general and administrative expense, $1,048,000 in employment expenses and $672,000 in professional services expense.

The Company incurred a net loss of $6,230,000 for the nine months ended September 30, 2010. The Company's principal components of the net loss for the nine months ended September 30, 2010, included approximately $2,325,000 in depreciation and amortization expenses, $1,134,000 of interest expense, and $1,012,000 of other general and administrative expense, $3,344,000 in employment expenses and $1,383,000 in professional services expense.

SALES INFORMATION

Set forth below is a table presenting summarized sales information for our business segments for the three months and nine months ended September 30, 2010 and 2009.

($ in thousands)	Three Months Ended September 30,
Business Segment	2010	% of Total	2009	% of Total	$ Change	% Change
Wireless Messaging Services	$16	1%	$45	3%	$(29)	-64%
Wireless Bundled Services	1,119	78%	1,290	86%	(171)	-13%
Enterprise Network Services	50	3%	55	3%	(5)	-9%
Energy Broadband, Inc.	251	18%	114	8%	137	120%
Total Sales	$1,436	100%	$1,504	100%	$(68)	-5%

($ in thousands)	Nine Months Ended September 30,
Business Segment	2010	% of Total	2009	% of Total	$ Change	% Change
Wireless Messaging Services	$100	2%	$136	4%	$(36)	-26%
Wireless Bundled Services	3,525	79%	3,537	86%	(12)	0%
Enterprise Network Services	238	5%	298	7%	(60)	-20%
Energy Broadband, Inc.	629	14%	134	3%	495	369%
Total Sales	$4,492	100%	$4,105	100%	$387	9%

For the three months ended September 30, 2010, net sales decreased to $1,436,000 from $1,504,000 for the three months ended September 30, 2009. The overall decrease of 5% was attributable to an increase of $137,000 of Energy Broadband, Inc., offset with a decrease of $171,000 of Wireless Bundled Services, decrease of $5,000 in Enterprise Network Services and a decrease in Wireless Messaging Services of $29,000. The $137,000 increased sales in EBI are from deployment of our Mobile Broadband Trailers (MBT’s) in the oil and gas regions, with an offset of $171,000 decreased sales in WBS due to a reduction in our retail wireless and dialup customer base, $5,000decreased sales in ENS due to a reduction of banking network installation sales and services and $29,000 decrease in WMS due to a decline in paging infrastructure sales and services.

For the nine months ended September 30, 2010, net sales increased to $4,492,000 from $4,105,000 for the nine months ended September 30, 2009. The overall increase of 9% was attributable to an increase of $495,000 of Energy Broadband, Inc., and offset with a decrease of $12,000 of Wireless Bundled Services, $60,000 decrease in Enterprise Network Services and a decrease in Wireless Messaging Services of $36,000. The $495,000 increased sales in EBI are from deployment of our Mobile Broadband Trailers (MBT’s) in the oil and gas regions, with an offset of $12,000 decreased sales in WBS due to a reduction in our retail wireless and dialup customer base, $60,000decreased sales in ENS due to banking network installation and services and a $36,000 decreased sales in WMS is attributable to a decline in our paging retail customer base.

COST OF GOODS SOLD

The following tables set forth summarized cost of goods sold information for the three months ended September 30, 2010 and 2009

($ in thousands)	Three Months Ended September 30,
Business Segment	2010	% of Total	2009	% of Total	$ Change	% Change
Wireless Messaging Services	$21	2%	$40	5%	$(19)	-48%
Wireless Bundled Services	671	70%	737	88%	(66)	-9%
Enterprise Network Services	81	8%	52	6%	29	56%
Energy Broadband, Inc.	195	20%	6	1%	189	3150%
Total cost of sales	$968	100%	$835	100%	$133	16%

	Three Months Ended September 30,
($ in thousands)	2010	2009	$ Change	% Change

Products and integration service	$325	$378	$(53)	-14%
Rent and maintenance	127	124	3	2%
Depreciation	516	333	183	55%
Total cost of sales	$968	$835	$133	16%

The following tables set forth summarized cost of goods sold information for the nine months ended September 30, 2010 and 2009:

($ in thousands)	Nine Months Ended September 30,
Business Segment	2010	% of Total	2009	% of Total	$ Change	% Change
Wireless Messaging Services	$57	2%	$139	6%	$(82)	-59%
Wireless Bundled Services	2,239	75%	1,949	83%	290	15%
Enterprise Network Services	319	11%	216	9%	103	48%
Energy Broadband, Inc.	372	12%	36	2%	336	933%
Total Cost of Goods	$2,987	100%	$2,340	100%	$647	28%

	Nine Months Ended September 30,
($ in thousands)	2010	2009	$ Change	% Change

Products and integration service	$1,076	$1,116	$(40)	-4%
Rent and maintenance	396	330	66	20%
Depreciation	1,515	894	621	69%
Total Operating Expenses	$2,987	$2,340	$647	28%

For the three months ended September 30, 2010, cost of goods sold increased by $133,000, or 16%, to $968,000 from $835,000 as compared to the three months ended September 30, 2009. The increase of $133,000 in cost of goods sold is primarily attributable to an increase of $189,000 in EBI due to increased depreciation and 3rd party services for deployment of our Mobile Broadband Trailers (MBT’s) in oil and gas regions and $29,000 increase in ENS due to depreciation of our BankNet infrastructure offset with a $66,000 decrease in WBS due to cost reduction of 3rd party services and a decrease of $19,000 in WMS primarily related to materials and supplies associated with decrease sales.

For the nine months ended September 30, 2010, cost of goods sold increased by $647,000, or 28%, to $2,987,000 from $2,340,000 as compared to the nine months ended September 30, 2009. The increase of $647,000 in cost of goods sold is primarily attributable to an increase of $290,000 in WBS due to increased depreciation and tower rent as a result of acquisitions, $336,000 increase in EBI due to increased depreciation and third party services for deployment of our Mobile Broadband Trailers (MBT’s) in oil and gas regions, and $103,000 increase in ENS due to depreciation of our BankNet infrastructure offset with a decrease of $82,000 in WMS.

OPERATING EXPENSES

The following table sets forth summarized operating expense information for the three months and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change

Employment expenses	$1,048	$1,332	$(284)	-21%	$3,344	$3,664	$(320)	-9%
Professional services	672	538	134	25%	1,383	1,493	(110)	-7%
Rent and maintenance	100	111	(11)	-10%	309	335	(26)	-8%
Depreciation and amortization	262	379	(117)	-31%	810	1,101	(291)	-26%
Other general and administrative	288	441	(153)	-35%	1,012	1,269	(257)	-20%
Total operating expenses	$2,370	$2,801	$(431)	-15%	$6,858	$7,862	$(1,004)	-13%

For the three months ended September 30, 2010, operating expenses decreased by 15% to $2,370,000, as compared to $2,801,000 for the three months ended September 30, 2009. The decreases that occurred, as evidenced by the immediately preceding table, are discussed below:

●	A $284,000 decrease in employment expense. The decrease is primarily attributable to the centralization of our operations;

●	A $134,000 increase in professional services.

●	A $117,000 decrease in depreciation and amortization; and

●	A $153,000 decrease in other general and administrative expense.

For the nine months ended September 30, 2010, operating expenses decreased by 13% to $6,858,000, as compared to $7,862,000 for the nine months ended September 30, 2009. The decreases that occurred, as evidenced by the immediately preceding table, are discussed below:

●	A $320,000 decrease in employment expense. The decrease is primarily attributable to the centralization of our operations;

●	A $110,000 decrease in professional services. The decrease is primarily related to a reduction of outside consultants for investor relations and accounting expenses;

●	A $291,000 decrease in depreciation and amortization; and

●	A $257,000 decrease in other general and administrative expense.

OTHER (INCOME) EXPENSE, NET

For the three months ended September 30, 2010, the increase in other expense is primarily attributable to interest expense, net on debt obligations totaling $318,000, loss on extinguishment of debt of $63,000 and a net derivative income of $7,000 as compared to interest expense, net of $347,000 and net derivative loss of $47,000 for the three months ended September 30, 2009. The derivative expense/income represents the net unrealized (non-cash) charge during the three months ended September 30, 2010 and 2009, in the fair value of our derivative instrument liabilities related to warrants and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately.

For the nine months ended September 30, 2010, the decrease in other expense is primarily attributable to interest expense, net on debt obligations totaling $1,134,000 and a net derivative income of $334,000 as compared to interest expense, net of $890,000 and net derivative loss of $2,000 for the nine months ended September 30, 2009. The derivative expense/income represents the net unrealized (non-cash) charge during the nine months ended September 30, 2010 and 2009, in the fair value of our derivative instrument liabilities related to warrants and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately.

NET LOSS

For the three months ended September 30, 2010, our net loss was $2,296,000 compared to a loss of $2,523,000 for the three months ended September 30, 2009. The decrease in the loss for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009 is primarily attributable as evidenced by the immediately preceding table, are discussed above.

For the nine months ended September 30, 2010, our net loss was $6,230,000 compared to a loss of $6,981,000 for the nine months ended September 30, 2009. The decrease in the loss for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009 is primarily attributable as evidenced by the immediately preceding table, are discussed above.

CASH FLOWS

The Company's operating activities net cash used by operating activities decreased $602,000 to $1,605,000 in the nine months ended September 30, 2010, as compared to net cash used of $2,207,000 in the nine months ended September 30, 2009. The decrease in net cash used by operating activities was primarily attributable to an improvement  in the company's net operating loss of $6,230,000, net of $4,126,000 non-cash charges and combined with derivative income of $334,000 to equal net non-cash charge of $3,792,000, combined together with $833,000 of cash provided by fluctuations in working capital requirements consisting of the combination of accounts receivable, inventory, prepaid expenses, accounts payable, accrued expenses, cost and profit in excess of billings, deferred liability lease and deferred revenue.

The Company's investing activities used net cash of $632,000 in the nine months ended September 30, 2010, compared to use of net cash of $793,000 in the nine months ended September 30, 2009. The decrease in investing activities is primarily attributable to no new acquisitions in 2010, as compared to the prior year.

The Company's financing activities provided net cash of $2,045,000 in the nine months ended September 30, 2010, compared to $2,814,000 of cash provided in the nine months ended September 30, 2009. The cash provided in the nine months ended September 30, 2010, was primarily associated with the proceeds from equity financings, debt financing and the line of credit, net.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2010, the Company's current assets totaled $970,000 (including cash and cash equivalents of $36,000); total current liabilities were $3,704,000, resulting in negative working capital of $2,734,000. The Company has funded operations to date primarily through a combination of utilizing cash on hand, borrowings and raising additional capital through the sale of its securities. The Company’s operation for the nine months ended September 30, 2010, was primarily funded by proceeds from the Company's line of credit, net totaling $2,296,000, sale of restricted common stock, net to accredited investors of $432,000 and convertible debt financing of $759,000.

CURRENT DEBT FACILITY

In June 2010, the Company increased its unsecured revolving credit facility with Angus Capital Partners a related party from $10.5 million to $12.0 million maturing December 31, 2013. At September 30, 2010, the Company had approximately $6,224,000 available on a $12.0 million unsecured revolving credit facility with Angus Capital Partners, with an outstanding balance of $5,776,000. The terms of the unsecured revolving credit facility will allow us to draw upon the facility as financing requirements dictate and provides for quarterly interest payments at an annual 12% rate. The loan may be prepaid without penalty or repaid at maturity.

ISSUANCE OF COMMON STOCK

During the three months ended September 30, 2010, we issued to various accredited investors and third parties (i) 7,102,000 shares of restricted common stock for net consideration of $180,000, (ii) 40,922,000 shares for services rendered and debt conversions, and (iii) 36,895,000 shares upon conversion of Series A Preferred Stock. We relied on Section 4(2) of the Securities Act in effecting these transactions. During the three months ended September 30, 2010, we issued approximately 8,364,000 shares of common stock to employees and business consultants, for aggregate consideration of $342,000 of services rendered, pursuant to a registration statement on form S-8.

During the nine months ended September 30, 2010, we issued to various accredited investors and third parties (i) 9,555,000 shares of restricted common stock for net consideration of $432,000, (ii) 51,860,000 shares for services rendered and debt conversions, and (iii) 77,894,000 shares upon conversion of Series A Preferred Stock. We relied on Section 4(2) of the Securities Act in effecting these transactions. During the nine months ended September 30, 2010, we issued approximately 13,817,000 shares of common stock to employees and business consultants, for aggregate consideration of $982,000 of services rendered, pursuant to a registration statement on form S-8.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2010, the Company did not have any significant off-balance-sheet arrangements other than certain office and tower facility operating leases requiring minimal commitments under non-cancelable leases set forth in Note 8 - Commitments.

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

ITEM 4.  CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

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

Common Stock Issued for Cash Consideration

On August 25, 2010, accredited investors acquired 7,102,323 shares of common stock at $0.03 per share.

Common Stock Issued for Debt Conversions and Services Rendered

In July, 2010, 3,812,434 shares of common stock at average price of $.02 were issued for debt conversions and services rendered.

In August, 2010, 15,418,383 shares of common stock at average price of $.02 were issued for debt conversions and services rendered.

In September, 2010, 21,691,285 shares of common stock at average price of $.04 were issued for debt conversions and services rendered.

Common Stock Issued Upon Conversion of Series A Preferred Stock

On July 14, 2010, an accredited investor acquired 2,203,809 shares of common stock pursuant to Preferred A Conversions.

On July 26, 2010, an accredited investor acquired 7,470,539 shares of common stock pursuant to Preferred A Conversions.

On August 13, 2010, an accredited investor acquired 10,738,900 shares of common stock pursuant to Preferred A Conversions.

On August 18, 2010, an accredited investor acquired 3,735,270 shares of common stock pursuant to Preferred A Conversions.

On September 07, 2010, an accredited investor acquired 6,536,722 shares of common stock pursuant to Preferred A Conversions.

On September 23, 2010, an accredited investor acquired 6,209,226 shares of common stock pursuant to Preferred A Conversions.

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

ERF Wireless, Inc.

Date: November 22, 2010	By:	/s/ H. Dean Cubley
H. Dean Cubley
Chief Executive Officer