Form 10-K
period 2010-12-31
ERF Wireless, Inc.
filed 2011-03-31
CIK 1020646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2010

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

None

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

ERF Wireless, Inc.'s revenue for its most recent fiscal year was $5,915,000.

As of March 30, 2011 the aggregate market value of the shares of common stock held by non-affiliates (based on the closing price of $0.02 per share for the common stock as quoted on that date) was approximately $9,385,063.

As of March30, 2011, the Company had outstanding 469,253,146 shares of its $.001 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD LOOKING STATEMENTS

Except for the historical information and discussions contained herein, statements contained in this Annual Report on Form 10-K, may constitute forward-looking statements. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed elsewhere in the ERF Wireless, Inc. ("Company" or "ERF"), filings with the U.S. Securities and Exchange Commission ("SEC"). The statements contained in this document that are not purely historical are forward-looking statements including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding our business. This Annual Report on Form 10-K includes forward-looking statements about our business including, but not limited to, the level of our expenditures and savings for various expense items and our liquidity in future periods. We may identify these statements by the use of words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "plan," "potential," "predict," "project," "should," "will," "would" and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law. Our actual results could differ materially from those anticipated in these forward-looking statements.

ITEM 1. BUSINESS

The Company

ERF Wireless, Inc. (“Company” or “ERF Wireless”) provides secure, high-capacity wireless products and services to a broad spectrum of customers in primarily underserved, rural and suburban parts of the United States. We provide our customers with high quality broadband services and basic communications services to residential, oil and gas, educational and bank customers in the areas that otherwise would not be able to receive such services. We are also a comprehensive solutions provider to other enterprise customers, providing them with a wide array of communications services including high speed broadband, voice over Internet Protocol (VOIP) telephone and facsimile service, and video security.

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

During 2010 we expanded our network coverage in Texas, Oklahoma, Arkansas, New Mexico, Louisiana, Colorado and Kansas to better serve our enterprise and oil and gas customers.  This focused expansion has contributed to an increase in revenues and establishment of Energy Broadband, Inc., our subsidiary, as a preferred choice in broadband service offerings to the oil and gas industry.  For the fiscal year 2011, we intend to use the funds from the recent divestiture of certain non-core assets to accelerate network expansion in Texas's Permian Basin and Eagle Ford Shale as well as North Dakota's Bakken Oil Shale. Oil and gas operators have accelerated their drilling programs in these areas by as much as 40%, according to recent rig data statistics, and are planning for additional increases in 2011 and 2012.  We intend to achieve this expansion through contractual partnerships for specific area coverages and internally built networks.  Additionally, we anticipate the commencement of services to additional vertical markets including purpose built educational networks for school districts.

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

The Company offers its services through its subsidiaries. Our wholly owned subsidiaries are ERF Wireless Bundled Services, Inc. (“WBS”), Energy Broadband, Inc. (“EBI”), ERF Wireless Messaging Services, Inc. (“WMS”) and ERF Enterprise Network Services (“ENS”)

Wireless Bundled Services Subsidiary

WBS provides wireless broadband products and services, including Internet, voice and data to serve private entities, cities, municipalities and the general public in rural markets. For the year ended December 31, 2010 and 2009, WBS contributed 78% and 86% of the revenues of the Company and 63% and 74% of the losses attributable to the Company's business segments, respectively.

Energy Broadband, Inc.

EBI provides wireless connectivity to rural oil and gas locations primarily via Mobile Broadband Trailers (MBTs). EBI provides wireless broadband products and services focusing primarily on commercial customers providing high speed bandwidth to rural North America to serve the oil and gas sector. All sales from external customers are located within the United States and Canada. For the year ended December 31, 2010 and 2009, EBI contributed 15 % and 5 % of the revenues of the Company and 14% and 1% of the losses attributable to the Company's business segments, respectively.

Enterprise Network Services Subsidiary

ENS provides turnkey design and implementation service in the area of secure wireless broadband networks for regional banks. For the year ended December 31, 2010 and 2009 ENS contributed 5% and 6% of the revenues of the Company and 17% and 24% of the losses attributable to the Company's business segments, respectively.

Wireless Messaging Services Subsidiary

WMS provides wireless broadband and fiber-to-the-home system network design and implementation, manufacture and supply high-power infrastructure equipment to the paging and mobile industry and owns and operate a wide-area messaging service (paging retail).  For the year ended December 31, 2010 and 2009, WMS contributed 2 % and 3% of the revenues of the Company and 5% and 1% of the losses attributable to the Company's business segments, respectively.

Our Industries

Oil and Gas Industry

ERF Wireless will market its oil and gas products and services through its oil and gas division and report such results in its segment reporting under EBI, a wholly owned subsidiary The demand for oil and gas continues to grow, and exploration and production consistently moves farther away from civilization and into more remote environments to meet this need. As a result, companies have been forced to change the way in how they operate. One approach is to achieve a “digital oilfield.” In a digital oilfield process digitization, real time data collection, and intelligent controls are combined to improve recovery, accelerate production, reduce downtime, and reduce the number of on-site engineers required to oversee the operation.

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

We plan to utilize our existing and expanding wireless network to address this need by offering 1.5Mbps encrypted data communications using wireless and (WORLDWIDE INTEROPERABILITY for MICROWAVE ACCESS) WiMAX technologies. We believe this will enable real-time data collaboration between remote oil field operations. Our long term strategy is to be able to offer ongoing services to the operator of the well and to the owner of the gathering system or pipeline as we expand our offerings further downstream to the oil and gas industry.

On January 13, 2009, the Company entered into exclusive reseller agreements with Schlumberger Technology Corporation and Schlumberger Canada Limited (Schlumberger).  Currently, the contract is in operation in its second year.  During the fourth quarter of 2010 the Company and Schlumberger entered into a contractual mediation to resolve various financial issues.  During 2011 the Company and Schlumberger were unable to resolve these financial issues through mediation and the Company will avail itself of binding arbitration as mandated in the contract.

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

ENS currently has long term maintenance contracts with four banking networks. For the twelve months ended December 31, 2010 and 2009 ENS contributed 5% and 6% of the revenues of the Company and 17% and 24% of the losses attributable to the Company's business segments.

Residential and Enterprise

ERF Wireless markets its residential and enterprise services through its WBS subsidiary. Wireless broadband Internet systems consist of a radio transmitter that sends a signal on a combination of radio channels to receivers located at or in homes and businesses. Wireless broadband Internet networks can be roughly categorized based upon which wireless technology (e.g., standards or proprietary) they utilize and whether they utilize licensed or unlicensed spectrum.

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

Our current residential and enterprise market is focused in the South Central United States, where we have developed areas of wireless coverage through acquisitions and contracts in Texas, Oklahoma, Arkansas, New Mexico, Louisiana, Colorado and Kansas. Our existing network allows us to provide our high capacity wireless broadband offerings to the oil and gas industry, financial institutions, and our residential customer base. We plan to continue to expand our wireless broadband coverage through acquisitions, internal development and partnerships in specific rural areas.

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

As opposed to the wireless communications service in an airport or home or office internet, there are few limitations on the amount of data that can be transferred in this area. Our data communications is non-contended, which means that every single individual site can receive the full 1.5Mbps. In addition, because our service uses a range of protocols, entire networks of data can be transported from the wellsite to the home office. We believe this will allow companies to reduce the number of personnel located at the wellsite, while providing fast, reliable, real time drilling and reservoir performance data to the home office.

We believe our services offered to the oil and gas industry are unique, and that we are in a position to be a provider of choice for high-speed Internet bandwidth for managing drilling rig operations, supporting remote field offices, and video surveillance for production facilities and pipelines.

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

Continue to Acquire Networks

Our strategy is to focus on the acquisition of Wireless Internet Service Providers (WISPs) in locations that enhance our geographic and strategic plans. We believe that this acquisition strategy offers two benefits.  First, we are able to acquire operations that provide immediate revenue. Secondly, we are able to leverage the acquired network to provide services to the oil and gas market at higher rates than we offer to residential users. Our acquisition targets are typically capital constrained with underutilized network capacity. While there is no assurance that we will make additional acquisitions, we believe that there are WISPs that currently meet our acquisition criteria. As of the date of this Annual Report, we have not entered into any arrangements or understandings with any potential acquisition targets.

Competition

The Internet services industry is extremely competitive. We compete for revenues with multiple companies providing Internet services on a nationwide basis, discount ISPs and smaller regional ISPs. We also compete with companies that provide Internet access via narrowband and broadband technologies, such as Internet access providers, cable companies and telephone companies, most of which offer the same Internet connectivity services.  While there is still significant competition, we are utilizing a strategy of focusing on marketing to underserved geographic areas (i.e. those areas where there is less competition or technically inferior services available). We believe competition in these areas is generally from locally owned wireless broadband operators who lack the operating scale and monitoring systems. These operators generally have significantly higher prices or inefficient operations.

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

The Company has received two patents and has three patents applications pending on its CryptoVue (TM) technology. The abstract of the patent application filing included the secure, triple-controlled system for data over a network, which protects against data theft or alteration by one or more ("e.g., two") corrupt insiders working together with outsiders. A combination of dual-control tamper-resistant routers, physical hardware keys and encryption keys enforces what the Company believes to be best practice security protocols with thorough auditing. A remote monitoring center provides a third level of control along with remote auditing and detailed change-control alerts. Two of the five patent applications had been issued; however the Company can provide no assurance that the remaining three patents will be successfully obtained.

All spectrum in the US and generally internationally is controlled by each country's equivalent of the FCC.  In some cases and some countries portions of the spectrum are set aside for general use such as license-free networks.  Part of the spectrum in most countries is controlled for military use, public safety and commercial services.  Only the entities so entitled may use the frequency bands they have rights to.  Considering the wide variety of International differences in other areas of public policy, radio spectrum is remarkably homogenous. Although we believe our products and services are unique and do not infringe upon the proprietary rights of others, there is no assurance that infringement claims will not be brought against us in the future. Any such claim could result in costly litigation or have a material adverse effect on our business, operating results and financial condition.

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

Employees

As of March 16, 2011, we employ 51 full-time employees and 4 consultants. We have no collective bargaining agreements with our employees, and believe relationships are satisfactory.

Customers

The Company had one oil and gass customer that represented approximately 12% and 4% of gross sales for the years ended December 31, 2010 and 2009, respectively.

Research and Development

We provide internal research and development for our patented CryptoVue technology. Otherwise, we rely on the providers of the products we sell to upgrade their products through research and development. Consequently, we do not perform material research and development and we have not incurred any material research and development costs during the two previous fiscal years and do not anticipate incurring any such costs in the current fiscal year.

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

We have incurred annual operating losses since our inception. As a result, at December 31, 2010, we had an accumulated deficit of $47,819,000. Our gross revenues for the year ended December 31, 2010 were $5,915,000, with a loss from operations of $7,273,000. As we pursue our business plan, we expect our operating expenses to increase, especially in the areas of sales, marketing and acquisitions. As a result of these expected cost increases, we may incur losses from operations in 2011.

We have a limited cash and liquidity position and need to raise additional funds to fund operations.

As of December 31, 2010, we had cash and cash equivalents balances of $43,000 and negative working capital of $2,649,000. As of December 31, 2010, we had long-term indebtedness of approximately (i) $5.22 million on our credit facility, (ii) $.79 million of capital leases, and (iii) $.68 million of outstanding notes. The Company has a $12.0 million unsecured revolving credit facility, bearing interest at an annum rate of 12%, which matures in December 2013, and as of December 31, 2010, there was approximately $6,775,000 available under that facility. During February, 2011, we sold certain non-core assets for cash of approximately $3 million. We believe our cash and available credit facilities afford us adequate liquidity for 2011, although we will likely need to raise additional capital during this period to fund our anticipated growth for our oil and gas wireless business. We have historically financed our operations through private equity and debt financings. We do not have any commitments for equity funding at this time, and equity funding may not be available to us on favorable terms, if at all. As such there is no assurance that we can raise equity capital from external sources when such need arises, the failure of which could cause us to curtail operations.

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

As of December 31, 2010, certain operating assets, inventory, furniture and accounts receivable are pledged as collateral on $1,231,000 of outstanding notes and capital leases. The occurrence of an event of default under any of our obligations might subject us to foreclosure by the lenders to the extent necessary to repay any amounts due. If a foreclosure were to happen, it might have a material adverse effect on our financial condition.

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

During 2010, the majority of our revenue was generated from short-term agreements.

For the year ended December 31, 2010, the majority of our revenues resulted from short-term, terminable at will, arrangements. We had one customer that provided revenue in excess of 10%. There is no assurance that our customers will continue to conduct business with us in the future, the failure of which could have a material adverse effect on our business operations.
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

The trading price for our common stock has been, and we expect it to continue to be, volatile. For example, the closing bid price of our stock has fluctuated between $.01 per share and $.04 per share since January 1, 2011. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results and general market and economic conditions, which are beyond our control. Factors such as fluctuations in our financial and operating results, technological innovations or new commercial products and services by us or our competitors, could also cause the market price of our common stock to fluctuate substantially. In addition, the stock market has, from time to time, experienced extreme price and volume fluctuations. These broad market fluctuations may lower the market price of our common stock. Moreover, during periods of stock market price volatility, share prices of many companies have often fluctuated in a manner not necessarily related to their operating performance. Accordingly, our common stock may be subject to greater price volatility than the stock market as a whole.

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

We have reserved for issuance the following as of December 31, 2010:

•	4,374,000 shares of common stock are eligible to be issued pursuant to the Company's Non-qualified stock option plan;

•	1,933,000 shares of common stock underlying outstanding common stock purchase warrants at prices between $.08 and $.45 per share;

•	86,146,000 shares of common stock issuable upon conversion of Series A Preferred Stock, for an effective purchase price of $0.02 per share of common stock.

Further, we may issue shares to reduce our debt obligations. Accordingly, the issuance of these shares will have a dilutive effect from both a net tangible book value per share basis and from a number of shares of common stock outstanding basis. This overhang could have a depressive effect on our common stock price.

We presently do not intend to pay cash dividends on our common stock.

We currently anticipate that no cash dividends will be paid on the common stock in the foreseeable future. While our dividend policy will be based on the operating results and capital needs of the business, it is anticipated that any earnings will be retained to finance the future expansion of our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to smaller reporting companies.

ITEM 2. PROPERTIES

Our principal offices are located in League City and Lubbock Texas, pursuant to term leases believed to reflect market rates and terms, including the following:

			Approximate	Lease
Location	Function	Size (square feet)	Monthly lease payment	Expiration

League City, TX	ERF Wireless Inc. Corporate Headquarters	24,700	$ 20,583	August 2011

Lubbock, TX	WBS West Texas Operational Division Headquarters	10,000	$ 5,000	December 2011

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

On January 13, 2009, the Company entered into exclusive reseller agreements with Schlumberger Technology Corporation and Schlumberger Canada Limited (Schlumberger).  Currently, the contract is in operation in its second year.  During the fourth quarter of 2010 the Company and Schlumberger entered into a contractual mediation to resolve various financial issues.  During 2011 the Company and Schlumberger were unable to resolve these financial issues through mediation and the Company will avail itself of binding arbitration as mandated in the contract.

ITEM 4. (REMOVED AND RESERVED)

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

		High Bid	Low Bid

YEAR 2010
	Quarter ended December 31	$0.04	$0.01
	Quarter ended September 30	$0.09	$0.03
	Quarter ended June 30	$0.15	$0.03
	Quarter ended March 31	$0.27	$0.15
YEAR 2009
	Quarter ended December 31	$0.36	$0.21
	Quarter ended September 30	$0.38	$0.25
	Quarter ended June 30	$0.39	$0.25
	Quarter ended March 31	$0.66	$0.29

Stockholders

As of March 16, 2011 there were approximately 3,936 stock holders of record of our common stock.

Dividends

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and do not anticipate declaring or paying any cash dividends on our common stock in the near future.

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2010, concerning securities authorized for issuance under our plans;

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants & Rights	Weighted Averaged Exercise Price of Outstanding Options, Warrants & Rights	Number of Securities Remaining Available for Future Issuance Under Stock Option Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders:

None	-	-	-

Equity compensation plans not approved by security holders:

2010 Non-Qualified Stock Compensation Plan	700,000	$0.23	4,049,409

Total	700,000	$0.23	4,049,409

In June 2010, the Board of Directors adopted a Non-Qualified Stock Option Plan (the “Plan”) whereby 25,000,000 shares were reserved for issuance to key employees, officers, directors, and consultants of the Company and its affiliates. As of December 31, 2010, under the Plan, there were 20,625,591 shares issued to certain employees and consultants for services rendered and an outstanding option to purchase 325,000 shares of the Company’s common stock at a purchase price ranging from $.17 to $.43 per share. The Plan is administered by the Compensation Committee of the Company and if there is no Compensation Committee, by the entire board of directors. The Plan allows stock option grants, performance stock awards, restricted stock awards, and stock appreciation rights ("SAR") as determined by the Committee. No award may be granted pursuant to the Plan ten years after the effective date (June 1, 2010). The entire text of the Plan was filed with the Commission on June 24, 2010 as an exhibit to the Company's registration statement on Form S-8.

During 2010, the Company issued Weed & Co., LLP $.25 and $.08 warrants convertible into 250,000 and 125,000 shares of common stock, respectively, as part of payment of services. Furthermore Weed & Co., LLP would be granted additional warrants every six months following the date of the initial agreement and as long as the agreement continues to remain in effect. ERFW shall grant Weed & Co., LLP a warrant to purchase 125,000 shares of ERFW common stock at a price equal to 125% of the average closing bid price for the 10 days immediately prior to the date of grant. All warrants will expire five years from date of grant.

Recent Sales of Unregistered Securities

Set forth below is certain information concerning issuances of common stock that were not registered under the Securities Act that occurred in the fourth quarter of fiscal 2010.

Common Stock Issued for Cash Consideration

•	No shares were issued for cash consideration for the three months ended December 31, 2010.

Common Stock Issued for Debt Conversions and Services Rendered

•	In October, 2010, 17,764,945 shares of common stock at average price of $.03 were issued for debt conversions and services rendered.

•	In November, 2010, 28,883,054 shares of common stock at average price of $.02 were issued for debt conversions and services rendered.

•	In December, 2010, 26,777,991 shares of common stock at average price of $.02 were issued for debt conversions and services rendered.

Common Stock Issued Upon Conversion of Series A Preferred Stock

•	On November 17, 2010, an accredited investor acquired 7,470,539 shares of common stock pursuant to Preferred A Conversions.

The issuances referenced above were completed pursuant to either Section 4(2) of the Securities Act or Regulation D of the Securities Act Rules. With respect to issuances made pursuant to Section 4(2) of the Securities Act, the transactions did not involve any public offering and were sold to a limited group of persons. Each recipient either received adequate information about ERF Wireless or had access, through employment or other relationships, to such information, and ERF Wireless determined that each recipient had such knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in the Company.

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

Equity Repurchases by Issuer

The Company did not affect any common stock repurchases during fiscal 2010.

ITEM 6.SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the other sections of this annual report on Form 10-K, including the financial statements.

Overview

Historically, our revenues have been generated primarily from Internet and construction services. Our Internet revenues result from our offering of broadband and basic communications services to residential and enterprise customers. Our construction revenues result from the construction of bank networks and other services associated with providing wireless products and services to the regional banking industry. During fiscal 2010, approximately 80% of our revenues were generated from internet services, 15% of our revenues were generated from providing broadband services to the energy industry and 5% of our revenues were generated from construction services. We expect that our internet services will experience a decline in 2011 as a result of our recent divestiture of certain wireless broadband assets and operations in territories that are not core to our oil and gas vertical market focus and that the most growth during fiscal 2011 will continue to come from devoting significant capital resources to developing the oil and gas market utilizing wireless services.

During the 2010 fiscal year and the first quarter of fiscal 2011, the Company made significant progress with its strategic business plan as evidenced by the completion and announcement of numerous agreements and business developments. These include:

•
The completion, closing and funding associated with the divestiture of certain wireless broadband assets and operations that were not core to the Company’s vertical market focus in oil and gas through its subsidiary, Energy Broadband, Inc.  ERF received $3 million in cash and 100,000 shares of KeyOn Communications Holdings, Inc. stock for two wireless networks that were sold, specifically the Central Texas network west of Austin and the smaller North Texas network in Granbury.  The primary allocation of the cash proceeds will be used to retire certain liabilities and to provide for aggressive growth for our oil and gas vertical subsidiary, Energy Broadband.

•	The completion of a Master Services Agreement with KeyOn Communications to deliver digital oilfield solutions in 4 of the 11 states where KeyOn has networks, with initial focus in Texas and Kansas.

•
The completion of a Master Services Agreement with Skybeam, Inc. to deliver digital oilfield solutions in Texas, Colorado and Oklahoma.  Specifically, the agreement allows Energy Broadband to serve oil and gas customers under existing contracts, as well as to other oil and gas companies active in areas such as Colorado’s Piceance Creek and Denver Basin, Texas’ Barnett Shale and locations near Oklahoma’s Anadarko and Arkoma Basins.

•	The completion of a Master Services Agreement with Bluebird Broadband Services to deliver digital oilfield solutions in the Haynesville Shale market covering northwest Louisiana and northeast Texas.

•	The completion of a Master Services Agreement with Advanced Data Technologies to deliver digital oilfield solutions in the western Eagle Ford Shale formation in South Texas.

•
The Company opened a new office in Odessa, Texas to support the growth of the oil and gas business in that region and completed the first phase of a new terrestrial wireless network that will cover more than 5,000 square miles of new coverage for our oil and gas customers to the west and south of the Midland/Odessa area.

•	The Company completed the design of a new wireless broadband network in the Eagle Ford Shale covering approximately 25,000 square miles of territory.

•
The Company announced that it ranked number 137 on Deloitte's 2010 Technology Fast 500™, an annual ranking by Deloitte LLP of the 500 fastest growing technology, media, telecommunications, life sciences and clean technology companies in North America. ERF Wireless grew by 760% from 2005-2009.

•
The Company received correspondence from the U.S. Patent Office that the second patent previously applied for relating other aspects of the CryptoVue encrypted security device has been approved and that the patent will be issued as soon as the forms are submitted.

•
The Company announced that it has repaid all of its outstanding convertible debt as of close of business August 4, 2010. As reported in its 10-Q for the first quarter of 2010, the Company received approximately $600,000 USD in financing through convertible debentures with several institutional investors during the first quarter of 2010.

•
The Company entered into a contract with the world's leading oil and gas services company in support of BP and the U.S. Coast Guard. The Company was selected to provide its world-class integrated communications systems to provide bandwidth to the U.S. Coast Guard's Incident Command Center recently set up on Galveston Island to search for and respond to all reports of oil affecting the Texas Gulf Coast that may be associated with the BP Deepwater Horizon spill off the coast of Louisiana.

•
The Company completed deploying a BranchNet(TM) and BankNet(TM) encrypted enterprise-class wireless banking network for First Federal Bank of Louisiana that spans almost the entire western region of Louisiana from Lake Charles in the south to Natchitoches in the north. This network provides more than 280 miles of continuous network coverage with the most disparate branch locations being approximately 140 miles apart encompassing some of the most difficult rain and foliage regions in the United States. The construction of this network has been a real mix of engineering skill as well as perseverance since it has been under construction for more than two years and construction even continued with minor interruptions through two major hurricanes in the region. This high-speed broadband network connects all 14 of First Federal's current branch locations with their Operations Center and is ERF Wireless' largest bank project to date. The BankNet(TM) network backbone portion, which is owned by ERF Wireless and generates recurring revenue, provides speeds that range from 20 Mbps up to 100 Mbps delivered over the bank-owned BranchNet portion of the network going to each branch location.

•
The Company launched a marketing campaign in support of its WiNet Agreement with West Texas State Bank in Monahans, Texas. This agreement calls for the utilization of the bank's excess bandwidth and wireless infrastructure to provide Internet products and services to the bank's commercial and retail customers in the Monahans and Kermit areas. ERF Wireless plans to operate and support its WiNet product offerings through its Wireless Bundled Services subsidiary. The Company's revenue is generated primarily from the sale of wireless communications products and services, including providing reliable enterprise-class wireless broadband services. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable.

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

Results of Operations

Year Ended December 31, 2010, Compared to Year Ended December 31, 2009

The following table sets forth summarized consolidated financial information for the years ended December 31, 2010 and 2009:

	Fiscal Year Ended December 31,

($ in thousands)	2010	2009	$ Change	% Change
Total sales	$5,915	$5,533	$382	7%
Cost of goods sold	3,910	3,254	656	20%
Gross profit	2,005	2,279	(274)	-12%
Percent of total sales	34%	41%
Operating expenses	9,278	9,921	(643)	-6%
Loss from operations	(7,273)	(7,642)	369	-5%
Other income/(expense)	(1,238)	(1,230)	(8)	1%
Net loss	$(8,511)	$(8,872)	$361	-4%

For the year ended December 31, 2010, the Company's business operations reflected an increase in sales for Energy Broadband, Inc. (EBI) with an offset of decreased sales for Wireless Bundled Services (WMS), Enterprise Network Services (ENS) and for Wireless Messaging Services (WMS) For the year ended December 31, 2010, the Company's consolidated operations generated net sales of $5,915,000 compared to prior-year net sales of $5,533,000 for the year ended December 31, 2009. The $382,000 increase in net sales is primarily attributable to $608,000 increased sales in EBI from deployment of our Mobile Broadband Trailers (MBTs) in the oil and gas regions, with an offset of $121,000 in decreased sales in WBS due to a reduction in our retail wireless and dialup customer base, $47,000 decreased sales in ENS are due to banking network installation and services and a $58,000 decrease in WMS attributable to decrease paging retail customer base and equipment sales.  Product sales decreased $72,000 and offset with increased service sales of $454,000. The $382,000 increased sales in EBI due primarily to our wireless broadband services from deployment of our Mobile Broadband Trailers (MBTs) in the oil and gas regions. For the year ended December 31, 2010, the Company had a gross profit margin of 34%, compared to a gross profit margin of 41% for the prior year. The $274,000 decrease in gross profit margin is primarily attributed to the following factors; (i) approximately $154,000 increase in gross margin in EBI attributable to our wireless broadband services from deployment of our Mobile Broadband Trailers (MBTs) in the oil and gas regions (ii) $75,000 increase in gross margins in WMS primarily related to wireless paging infrastructure sales and services (iii) offset with $177,000 decrease in gross margins in ENS primarily related to depreciation of our BankNet infrastructure with minimal customer base offsetting the expense at this time, and (iv) approximately $326,000 decrease in gross margin in WBS attributable to increased depreciation and tower rent due to prior year asset acquisitions; and decrease sales related to reduction in our retail wireless and dialup customer base.

The Company incurred a net loss of $8,511,000 for the year ended December 31, 2010. The Company's principal components of the net loss for the year ended December 31, 2010, included approximately $2,938,000 in depreciation and amortization expenses, $1,513,000 of interest expense, $363,000 of derivative income, $1,318,000 of other general and administrative expense, $4,275,000 in employment expenses and $2,306,000 in professional services.

Sales Information

Set forth below is a table presenting summarized sales information for our business segments for the years ended December 31, 2010 and 2009:

($ in thousands)	Fiscal Year Ended December 31,
Business Segment	2010	% of Total	2009	% of Total	$ Change	% Change
Wireless Messaging Services	$101	2%	$159	3%	$(58)	-36%
Wireless Bundled Services	4,628	78%	4,749	86%	(121)	-3%
Enterprise Network Services	270	5%	317	6%	(47)	-15%
Energy Broadband, Inc.	916	15%	308	5%	608	197%
Total Sales	$5,915	100%	$5,533	100%	$382	7%

For the year ended December 31, 2010, net sales increased to $5,915,000 from $5,533,000 for the year ended December 31, 2009. The overall increase of 7% was attributable to an increase of $608,000 of Energy Broadband, Inc., and offset with a decrease of $121,000 of Wireless Bundled Services, $47,000 decrease in Enterprise Network Services and a decrease in Wireless Messaging Services of $58,000. The $608,000 increased sales in EBI are from deployment of our Mobile Broadband Trailers (MBTs) in the oil and gas regions, with an offset of $121,000 decreased sales in WBS due to a reduction in our retail wireless and dialup customer base, $47,000 decreased sales in ENS due to banking network installation and services and a $58,000 decreased sales in WMS is attributable to a decline in our paging retail customer base.

Cost of Goods Sold

The following tables set forth summarized cost of goods sold information for the years ended December 31, 2010 and 2009:

($ in thousands)	Fiscal Year Ended December 31,
	2010	% of Total	2009	% of Total	$ Change	% Change
Wireless Messaging Services	$74	2%	$207	6%	$(133)	-64%
Wireless Bundled Services	2,868	73%	2,577	79%	291	11%
Enterprise Network Services	403	10%	274	8%	129	47%
Energy Broadband, Inc.	565	15%	196	6%	369	188%
Total cost of sales	$3,910	100%	$3,254	100%	$656	20%

	Fiscal Year Ended December 31,
($ in thousands)	2010	2009	$ Change	% Change

Products and integration service	$1,403	$1,439	$(36)	-3%
Rent and maintenance	524	475	49	10%
Depreciation	1,983	1,340	643	48%
Total cost of sales	$3,910	$3,254	$656	20%

For the year ended December 31, 2010, cost of goods sold increased by $656,000, or 20%, to $3,910,000 from $3,254,000 as compared to the year ended December 31, 2009. The increase of $656,000 in cost of goods sold is primarily attributable to an increase of cost of goods sold of $129,000 in ENS due to depreciation of our BankNet infrastructure, $291,000 increase in WBS due to depreciation and tower rent as a result of prior year acquisitions, $369,000 increase in EBI due to increased depreciation and third party services for deployment of our Mobile Broadband Trailers (MBTs) in oil and gas regions, and offset with a decrease of cost of goods sold of $133,000 in WMS attributable to reduced revenue in wireless paging service and infrastructure construction.

Operations Expenses

The following table sets forth summarized operating expense information for the years ended December 31, 2010 and 2009:

	Fiscal Year Ended December 31,
($ in thousands)	2010	2009	$ Change	% Change

Employment expenses	$4,275	$4,870	$(595)	-12%
Professional services	2,306	1,832	474	26%
Rent and maintenance	424	444	(20)	-5%
Depreciation and amortization	955	1,364	(409)	-30%
Other general and administrative	1,318	1,411	(93)	-7%
Total operating expenses	$9,278	$9,921	$(643)	-6%

For the year ended December 31, 2010, operating expenses decreased by 6% to $9,278,000, as compared to $9,921,000 for the year ended December 31, 2009. The changes that occurred, as evidenced by the immediately preceding table, are discussed below:

•	A $595,000 decrease in employment expense. The decrease is primarily attributable to the centralization of our operations;

•	A $474,000 increase in professional services. The increase is primarily attributable to settlement expenses.

•	A $20,000 decrease in rent and maintenance.

•	A $409,000 decrease in depreciation and amortization;

•	A $93,000 decrease in other general and administrative expense.

Other (Income) Expense, Net

For the year ended December 31, 2010, the decrease in other expense is primarily attributable to interest expense, net on debt obligations totaling $1,513,000, loss on extinguishment of debt of $63,000 and offset with a net derivative income of $363,000 as compared to interest expense, net of $1,293,000, and offset with derivative income of $50,000 for the year ended December 31, 2009. The derivative expense represents the net unrealized (non-cash) charge during the year ended December 31, 2010 and 2009, in the fair value of our derivative instrument liabilities related to warrants and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately.

Net Loss

For the year ended December 31, 2010, our net loss was $8,511,000 compared to a loss of $8,872,000 for the year ended December 31, 2009. The deceased in the loss for the year ended December 31, 2010, as compared to the year ended December 31, 2009 is primarily attributable as evidenced by the immediately preceding table, are discussed above.

Cash Flows

The Company's operating activities decreased net cash used by operating activities to $2,081,000 in the year ended December 31, 2010, compared to net cash used of $2,959,000 in the year ended December 31, 2009. The decrease in net cash used by operating activities was primarily attributable to an improvement  in the company's net operating loss of $8,511,000, net of $5,313,000 non-cash charges combined with derivative income $363,000 to equal net non-cash charge of $4,950,000, combined together with $1,480,000 of cash provided by fluctuations in working capital requirements consisting of the combination of accounts receivable, inventory, prepaid expenses, accounts payable, accrued expenses, cost and profit in excess of billings, deferred liability lease and deferred revenue.

The Company's investing activities used net cash of $690,000 in the year ended December 31, 2010, compared to use of net cash of $1,306,000 in the year ended December 31, 2009. The decrease in investing activities is primarily attributable to no new acquisitions in 2010, as compared to the prior year.

The Company's financing activities provided net cash of $2,586,000 in the year ended December 31, 2010, compared to $4,145,000 of cash provided in year ended December 31, 2009. The cash provided in the year ended December 31, 2009, was primarily associated with the proceeds from equity financings, convertible debt financing and the line of credit, net.

Liquidity and Capital Resources

General

At December 31, 2010, the Company's current assets totaled $919,000 (including cash and cash equivalents of $43,000) total current liabilities were $3,568,000, resulting in negative working capital of $2,649,000. The Company has funded operations to date primarily through a combination of utilizing cash on hand, borrowings and raising additional capital through the sale of its securities. The Company’s operations for the year ended December 31, 2010, were as primarily funded by proceeds from the Company's line of credit totaling $3,026,000, sale of restricted common stock, net to accredited investors of $432,000 and convertible debt financing of $759,000.

Current Debt Facility

In June 2010, the Company increased its unsecured revolving credit facility with Angus Capital Partners a related party from $10.5 million to $12.0 million maturing December 31, 2013. At December 31, 2010, the Company had approximately $6,775,000 available on a $12.0 million unsecured revolving credit facility with Angus Capital Partners, with an outstanding balance of $5,225,000. The terms of the unsecured revolving credit facility will allow us to draw upon the facility as financing requirements dictate and provides for quarterly interest payments at an annual 12% rate. The loan may be prepaid without penalty or repaid at maturity.

Issuance of Common Stock

During the fiscal year ended December 31, 2010, we issued to various accredited investors and third parties (i) 9,555,000 shares of restricted common stock for cash consideration of $432,000, (ii) 125,286,000 shares for services rendered and debt conversions, and (iii) 85,364,000 shares upon conversion of Series A Preferred Stock. We relied on Section 4(2) of the Securities Act in effecting these transactions. During the fiscal year ended December 31, 2010, we issued 26,621,000 shares of common stock to employees and business consultants, for aggregate consideration of $1,234,000 of services rendered, pursuant to a registration statement on Form S-8.

Use of Working Capital

We believe our cash and available credit facilities afford us adequate liquidity for the balance of fiscal 2011. We anticipate that we will need additional capital in the future to continue to expand our business operations, which expenditures may include acquisitions and capital expenditures. We have historically financed our operations through private equity and debt financings. We do not have any commitments for equity funding at this time, and additional funding may not be available to us on favorable terms, if at all. As such there is no assurance that we can raise additional capital from external sources, the failure of which could cause us to curtail operations.

Contractual Obligations

The following table sets forth contractual obligations as of December 31, 2010:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations:
Long-term debt obligations	$8,660	$1,399	$7,261	$-	$-
Capital lease obligations	931	524	269	138	-
Operating lease obligations	631	465	126	24	16
Total contractual obligations	$10,222	$2,388	$7,656	$162	$16

The Company's contractual obligations consist of long-term debt of $6,374,000 and interest expense of $2,286,000 as set forth in Note 12 to the company's financial statements, Notes Payable and Long-Term Debt. The capital lease obligations include interest as set forth in Note 12 in the future minimum lease payments schedule and certain obligations for operating leases requiring future minimal commitments under non-cancelable leases set forth in Note 14 - Commitments and Contingencies.

Off-Balance Sheet Arrangements

As of December 31, 2010 the Company did not have any significant off-balance-sheet arrangements other than certain office and tower facility operating leases requiring minimal commitments under non-cancelable leases disclosed in the table above.

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

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
ERF Wireless, Inc.
League City, Texas

We have audited the accompanying consolidated balance sheets of ERF Wireless, Inc., as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ERF Wireless, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ LBB & ASSOCIATES LTD., LLP

LBB & ASSOCIATES LTD., LLP
Houston, Texas
March 29, 2011

ERF WIRELESS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 and 2009
($ in thousands except share data)

	December 31,	December 31,
	2010	2009

ASSETS
Current assets
Cash and cash equivalents	$43	$228
Accounts receivable, net	392	485
Accounts receivable, other	124	87
Inventories	255	222
Costs and profits in excess of billings	-	17
Prepaid expenses and other current assets	105	242
Total current assets	919	1,281

Property and equipment
Property and equipment	10,001	9,347
Less: accumulated depreciation	(5,987)	(3,712)
Net property and equipment	4,014	5,635

Goodwill	1,255	1,255
Intangible assets, net	134	701
Other assets	170	245

Total assets	$6,492	$9,117

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Notes payable and current portion of long-term debt	$598	$1,881
Current portion of long-term capital leases	446	854
Accounts payable	872	586
Accrued expenses	1,139	486
Derivative liabilities	13	269
Deferred liability and revenue	500	585
Total current liabilities	3,568	4,661

Line of credit	5,225	5,449
Long-term debt, net of current portion	78	442
Long-term capital leases, net of current portion	343	789
Deferred liability and revenue, net of current portion	-	150
Total liabilities	9,214	11,491

Commitments

Shareholders’ deficit:
Preferred stock - $.001 par value Series A authorized 25,000,000 shares Issued and outstanding at December 31, 2010, and December 31, 2009, 4,612,583 and 3,043,580, respectively	5	3
Common stock - $.001 par value Authorized 975,000,000 shares Issued and outstanding at December 31, 2010, and December 31, 2009, 392,402,346 and 145,575,735, respectively	392	146
Additional paid in capital	44,700	36,785
Accumulated deficit	(47,819)	(39,308)
Total shareholders’ deficit	(2,722)	(2,374)

Total liabilities and shareholders' deficit	$6,492	$9,117
See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
($ in thousands except share data and loss per share)

	2010	2009

Sales:
Products	$124	$196
Services	5,791	5,337
Total sales	5,915	5,533

Costs of goods sold:
Products and integration services	1,403	1,439
Rent, repairs and maintenance	524	475
Depreciation	1,983	1,340
Total costs of goods sold	3,910	3,254
Gross profit	2,005	2,279
Operating expenses:
Selling, general and administrative	8,323	8,557
Depreciation and amortization	955	1,364
Total operating expenses	9,278	9,921
Loss from operations	(7,273)	(7,642)
Other income (expense):
Interest expense, net	(1,513)	(1,293)
(Loss) on extinguishment of debt	(63)	-
Sale of assets, net and other income	(25)	13
Derivative income	363	50
Total other income (expense)	(1,238)	(1,230)
Net loss	$(8,511)	$(8,872)
Net loss per common share:
Basic	$(0.04)	$(0.07)
Diluted	$(0.04)	$(0.07)

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
($ and shares in thousands)

							Total
					Additional		Shareholders’
	Common Stock		Preferred Stock		Paid in	Accumulated	Equity
	Shares	Value	Shares	Value	Capital	Deficit	(Deficit)

Total shareholders’ equity (deficit as of December 31, 2008	101,884	$102	4,086	$4	$31,084	$(30,436)	$754

Net loss	-	-	-	-	-	(8,872)	(8,872)

New stock issued to shareholders:
Conversion of preferred stock to common stock	28,796	29	(1,542)	(1)	(28)	-	-
For services rendered and interest	8,069	8	-	-	2,449	-	2,457
For retirement of debt	1,636	2	-	-	473	-	475
Asset acquisition	3,273	3	-	-	881	-	884
For retirement of debt and conversion of convertible preferred stock	-	-	500	-	1,500	-	1,500
Stock based compensation	-	-	-	-	-	-	-
Derivative liability	-	-	-	-	39	-	39
Warrant expense	-	-	-	-	55	-	55
Proceeds from sale of common stock, net	1,918	2	-	-	332	-	334

Total shareholders’ (deficit) as of December 31, 2009	145,576	146	3,044	3	36,785	(39,308)	(2,374)

Net loss	-	-	-	-	-	(8,511)	(8,511)

New stock issued to shareholders:
Conversion of preferred stock to common stock	85,364	85	(4,571)	(4)	(81)	-	-
For services, compensation and interest	41,290	41	-	-	1,926	-	1,967
For retirement of debt	51,049	51	-	-	1,713	-	1,764
Conversion of LOC and interest to preferred stock	-	-	6,140	6	2,398	-	2,404
Stock based compensation	-	-	-	-	40	-	40
Derivative liability	-	-	-	-	3	-	3
Conversion of LOC and interest to common stock	59,568	60	-	-	1,493	-	1,553
Proceeds from sale of common stock, net	9,555	9	-	-	423	-	432

Total shareholders’ (deficit) as of December 31, 2010	392,402	$392	4,613	$5	$44,700	$(47,819)	$(2,722)

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
($ in thousands)

	2010	2009

Cash flows from operating activities
Net loss	$(8,511)	$(8,872)

Adjustments to reconcile net loss to net cash used by operating activities:
Loss on extinguishment of debt	63	-
Loss on foreign exchange translation	1	-
Loss on sale of assets	16	-
Amortization of debt discount	162	228
Depreciation and amortization	2,938	2,704
Stock issued for services, compensation and interest	1,967	2,457
Derivative (income) expense	(363)	(50)
Stock base compensation	40	-
Bad debt expense	126	105
Changes in:
Accounts receivable, net	(33)	(318)
Accounts receivable, other	(37)	(21)
Inventories	(33)	(29)
Prepaid expenses and other current assets	150	276
Costs and profits in excess of billings	17	410
Accounts payable	285	(395)
Accrued expenses	1,366	364
Deferred liability and revenue	(235)	182
Total adjustment	6,430	5,913
Net cash used by operating activities	(2,081)	(2,959)

Cash flows from investing activities
Proceeds from sale of assets	8	-
Purchase of property and equipment	(773)	(1,158)
Business acquisitions, net of cash acquired	-	(167)
Change in other assets	75	19
Net cash used by investing activities	(690)	(1,306)

Cash flows from financing activities
Net proceeds from line of credit	3,026	3,618
Proceeds from notes payable	-	150
Proceeds from long-term debt obligations	759	1,390
Payment of long-term debt obligations	(777)	(465)
Payment on capital lease obligations	(854)	(882)
Proceeds from sale of common stock, net	432	334
Net cash provided by financing activities	2,586	4,145

Net decrease in cash	(185)	(120)
Cash and cash equivalents at the beginning of the period	228	348
Cash and cash equivalents at the end of the period	$43	$228

Supplemental disclosure of cash flow information:
Net cash paid during the year for:
Interest	$241	$361
Income taxes	$-	$-

Supplemental non-cash investing and financing activities:
Conversion of debt through issuance of common stock	$1,764	$475
Conversion of LOC and interest through issuance of Preferred stock	$2,404	$1,500
Conversion of LOC and interest through issuance of Common stock	$1,553	$-
Issuance of shares for asset acquisition	$-	$884
Property acquired under capital lease	$-	$68
Note payable for acquisition	$-	$444
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

Our internet revenues are recorded in “ERF Wireless Bundled Services, Inc. (WBS)”, construction of bank networks in our “ERF Enterprise Network Services, Inc. (ENS)” and other construction in “ERF Wireless Messaging Services, Inc. (WMS)” and wireless broadband products and services to rural oil and gas locations are recorded in “ERF Energy Broadband, Inc. (EBI)”. Please refer to segment footnote 16 for additional information regarding segment operations.

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

Reclassification

Certain amounts in the 2009 financial statements have been reclassified to conform to the 2010 financial presentation. These reclassifications have no impact on net loss.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid financial instruments with original purchased maturities of three months or less at the date of purchase. At various times during the year, the Company maintained cash balances in excess of FDIC insurable limits. Management feels this risk is mitigated due to the longstanding reputation of these banks.  The Company has not experienced any losses related to these deposits.

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

On December 15, 2006, the Company entered into an agreement with Southwest Enhanced Network Services, LP, a wireless broadband company, to assume multiple tower and office leases in the greater Lubbock, Texas area. As part of the agreement the Company received $825,000 in cash to offset certain of the future operating lease costs. The $825,000 is recorded as a deferred leased liability and recognized as a reduction to rent expense on a straight-line basis over the lease term as described above. At the end of December 2010 and 2009, this deferred lease liability balance was $150,000 and $313,000, respectively.

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

Deferred Revenues

Revenues that are billed in advance of services being completed are deferred until the conclusion of the period of the service for which the advance billing relates. Deferred revenues are included on the balance sheet in current and long-term liabilities until the service is performed and then recognized in the period in which the service is completed. The Company's deferred revenues consist of billings in advance for services being rendered for its wireless broadband and, accordingly, are deferred and recognized monthly as earned. The Company had deferred revenues in current liabilities of approximately $350,000 and $422,000 as of December 31, 2010, and December 31, 2009, respectively.

Advertising Costs

Advertising costs are expensed when incurred. For the periods ended December 31, 2010 and 2009, the Company expensed $65,000 and $118,000, respectively.

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

Inventories

Inventories are valued at the lower of cost or market. The cost is determined by using the average cost method. Inventories consist of the following items as of December 31, 2010 and 2009 in thousands:

	December 31,	December 31,
	2010	2009
Raw material	$48	$63
Finished goods	207	159
	$255	$222

The Company has pledged all the inventory of WBS of $178,000 and $159,000 as collateral against outstanding notes and capital leases as of December 31, 2010 and December 31, 2009, respectively.

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

Basic and Diluted Loss per Share

The Company is required to provide basic and dilutive earnings (loss) per common share information.

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods ended December 31, 2010, and December 31, 2009, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of fully diluted net loss per common share.

Recent Accounting Pronouncements

Management does not anticipate that the recently issued but not yet effective accounting pronouncements will materially impact the Company’s financial condition.

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts Receivable consists of the following (in thousands):

	December 31,	December 31,
	2010	2009
Accounts receivable	$508	$614
Allowance for doubtful accounts	(116)	(129)
Accounts receivable, net	$392	$485

The Company has pledged $233,000 of the accounts receivables of WBS as collateral against outstanding notes and capital leases.

NOTE 3 - PROPERTY AND EQUIPMENT:

Components of property and equipment consist of the following items (in thousands):

	December 31,	December 31,
	2010	2009
Automobiles	$326	$297
Operating equipment	8,342	7,526
Office furniture and equipment	253	243
Leasehold improvements	67	71
Computer equipment	376	358
Building	29	29
Land	37	37
Construction in progress	571	786
Total property and equipment	10,001	9,347
Less accumulated depreciation	(5,987)	(3,712)
Net property and equipment	$4,014	$5,635

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense was $2,370,000 and $2,063,000 for the twelve months ended December 31, 2010 and 2009, respectively.

Operating equipment under construction in progress is primarily due to the build out of our wide area network of WiNet constructed by our subsidiary ENS.

The Company has pledged substantially all the operating equipment and some furniture and vehicles as collateral against outstanding notes and capital leases.

NOTE 4 - GOODWILL

At December 31, 2010 and 2009, goodwill totaled $1,255,000 for both years respectively. The goodwill is attributable to the following acquisitions:

•	On June 1, 2009, the Company acquired assets from Frontier Internet, LLC and iTEXAS Net and recognized goodwill of $819,000, which is not subject to amortization.

•	On January 11, 2008, the Company acquired assets from Crosswind, Inc. and recognized goodwill of $176,000, which is not subject to amortization.

•	On November 30, 2007, the Company acquired assets from TStar, Inc. and recognized goodwill of $35,000, which is not subject to amortization.

•	On October 31, 2007, the Company acquired assets from Momentum, Inc. and recognized goodwill of $225,000, which is not subject to amortization.

NOTE 5 - INTANGIBLE ASSETS, NET

Intangible assets consist of the following (in thousands):

		December 31, 2010
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	3.0	$2,311	$2,177	134
Workforce in place	3.0	125	125	-
Non-compete agreement	3.0	100	100	-
Developed technology	3.0	20	20	-
		$2,556	$2,422	$134

		December 31, 2009
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	3.0	$2,311	$1,610	$701
Workforce in place	3.0	125	125	-
Non-compete agreement	3.0	100	100	-
Developed technology	3.0	20	20	-
		$2,556	$1,855	$701

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

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On June 1, 2009, the Company acquired from Frontier Internet, LLC and iTEXAS Net, a customer list which was valued at $283,000 and is being amortized over three years.

Total amortization of intangibles was $568,000 and $641,000 for the twelve months ended December 31, 2010 and 2009, respectively. The estimated amortization expense for the remaining years will be $94,000 for 2011 and $40,000 in 2012.

NOTE 6 - DEBT CONVERSION

(a) LINE OF CREDIT

For the twelve months ended December 31, 2010, the Company has had several debt settlements of the unsecured revolving credit facility. See Note 12 for additional information on this facility.  The unsecured revolving credit facility provides financing for working capital requirements.  During the twelve months ended December 31, 2010 the Company issued 6,140,121 shares of its Series A Preferred Stock for the settlement of $1,982,688 of debt and $421,238 in accrued interest for a total amount of $2,403,926. The Company issued Preferred A Stock at an average price of $.3915 per share or $.0210 per share of common of the ERFW common stock the day the debt is settled and converted to Preferred A Stock.

Also during twelve months ended December 31, 2010, the Company issued 59,567,775 shares of its Common Stock for the settlement of $1,266,861 of debt and $285,926 in accrued interest for a total amount of $1,552,787. The Company issued Common Stock at an average price of $.0261 per share of the ERFW common stock the day the debt was settled.

As additional consideration for the settlement the Company agreed to amend the Series A convertible preferred stock designation to increase the voting rights of each preferred share from 50 votes to 100 votes on all matters in which the common stock holders and preferred stock holders vote together. Under current accounting standards ASC 470-50-40-2 the extinguishment of related party debt for equity securities is considered a capital transaction and, accordingly, no gain or loss on the extinguishment is recognized in the statement of operations. If this was not a related party transaction a gain of $66,671 would have been recognized for the twelve months ended December 31, 2010.

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

 As additional consideration for the conversion, when the number of shares of outstanding common stock equals or exceeds 120 million shares, the Company agreed to amend the Series A convertible preferred stock designation to increase the voting rights of each preferred share from 20 votes to 50 votes on all matters in which the common stock holders and preferred stock holders vote together. The fair market value of the Series A stock was valued at $1,325,000 on the date of issuance, which was exchanged for $1,500,000 in debt and interest. Under current accounting standards ASC 470-50-40-2 the extinguishment of related party debt for equity securities is considered a capital transaction and, accordingly, no gain or loss on the extinguishment is recognized in the statement of operations. If this was not a related party transaction a gain of $175,000 would have been recognized in the fourth quarter and twelve months ended December 31, 2009.

(b) OTHER DEBT

During the twelve months ended December 31, 2010 the Company issued 58,908,430 shares of its Common Stock for the settlement of $1,764,000 of debt and $255,129 in accrued interest for a total amount of $2,019,129. The Company issued Common Stock at an average price of $.0343 per share of the ERFW common stock the day the debt was settled.

During the twelve months ended December 31, 2009 the Company issued 1,958,182 shares of its Common Stock for the settlement of $475,465 of debt and $100,786 in accrued interest for a total amount of $576,251. The Company issued Common Stock at an average price of $.02948 per share of the ERFW common stock the day the debt was settled.

NOTE 7 - COMMON STOCK, PREFERRED STOCK AND WARRANTS

The total number of shares of stock of all classes which the Company shall have the authority to issue is 1,000,000,000, of which 25,000,000 shall be shares of preferred stock with a par value of $.001 per share ("Preferred Stock"), and 975,000,000 shall be shares of common stock with a par value of $.001 per share ("Common Stock").  See Note 18-Subsequent Events.

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Common Stock

As of December 31, 2010, there were 392,402,346 shares of its $.001 par value common stock issued and outstanding.

During the twelve months ended December 31, 2010, the Company issued 151,907,000 shares of common stock which was valued at the closing market price on the date of issuance of such shares, which were issued in lieu of cash as payment for the following (in thousands):

December 31, 2010	Supplemental Non-Cash Disclosure
Professional fees	$620
Settlements	329
Services and compensation	651
Interest expense	255
Other services rendered	112
Total for services, interest, and compensation	$1,967

Notes payable	$1,764
Line of credit and interest	$1,553

During the twelve months ended December 31, 2010, we issued to various accredited investors an aggregate of 9,555,000 shares of restricted common stock for cash consideration of $432,000. We relied on Section 4(2) of the Securities Act in effecting this transaction.

As of December 31, 2009, there were 145,575,735 shares of its $.001 par value common stock issued and outstanding.

During the twelve months ended December 31, 2009, the Company issued 9,705,000 shares of common stock which was valued at the closing market price on the date of issuance of such shares, which were issued in lieu of cash as payment for the following (in thousands):

December 31, 2009	Supplemental Non-Cash Disclosure
Professional fees	$1,292
Settlements	36
Services and compensation	804
Interest expense	101
Other services rendered	227
Total for services, interest, and compensation	$2,457

Notes payable	$475

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

Preferred Stock

The Company has 25,000,000 shares of Preferred Stock of which 5,000,000 shares had been designated as Series A Preferred Stock. 4,612,583 and 3,043,580 Series A preferred shares were issued and outstanding at December 31, 2010 and 2009, respectively. With respect to the Series A Preferred Stock outstanding at December 31, 2010, the Company would be required to issue 86,146,201 shares of its common stock upon conversion. During the twelve months ended December 31, 2010, 4,571,119 Series A Preferred Stock was converted into net amount of 85,364,715 shares of common stock.

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

Warrants

The Company had warrants outstanding to third parties to purchase 1,933,297 shares of common stock as of December 31, 2010.

During 2009, the Company issued promissory notes for $1,390,000 to accredited investors and issued warrants to purchase 1,558,297 shares of common stock at $.45 per share, which expires three years from issuance.

During 2010, the Company issued Weed & Co., LLP $.25 and $.08 warrants convertible into 250,000 and 125,000 shares of common stock, respectively, as part of payment of services valued at approximately $27,000. Furthermore Weed & Co., LLP would be granted additional warrants every six months following the date of the initial agreement and as long as the agreement continues to remain in effect. ERFW shall grant Weed & Co., LLP a warrant to purchase 125,000 shares of ERFW common stock at a price equal to 125% of the average closing bid price for the 10 days immediately prior to the date of grant. All warrants will expire five years from date of grant.

The following table summarizes warrants that are issued, outstanding and exercisable:

Warrants Outstanding
Weighted Average Exercise Price	Expiration Date	December 31, 2009	Issued	Exercised	Expired	December 31, 2010
$3.57	Sept10 thru Nove-10	389,999	-	-	389,999	-
$5.00	Oct-09 thru Dec-10	4,889,248	-	-	4,889,248	-
$0.45	Mar-12	1,558,297	-	-	-	1,558,297
$0.25	Feb-15	-	250,000	-	-	250,000
$0.08	Jul-15	-	125,000	-	-	125,000
		6,837,544	375,000	-	5,279,247	1,933,297

The lattice methodology was used to value the warrants issued to Weed & Co., LLP with the following assumptions.

Weed Warrants
Assumptions	2/18/2010	8/19/2010
Dividend yield	0.00%	0.00%
Risk-free rate for term	2.46%	1.41%
Volatility	82%	119%
Maturity date	5 years	5 years

NOTE 8 – STOCK PLAN AND EMPLOYEE STOCK OPTIONS

In June 2010, the Board of directors adopted a Non-Qualified Stock Option Plan whereby 25,000,000 shares were reserved for issuance. As of December 31, 2010, under the 2010 Non-Qualified Stock Option Plan, there were 20,625,591 shares issued to certain employees and consultants for services rendered.

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Stock Plan activity was as follows for the twelve months ended December 31, 2010 and 2009, respectively:

2010 Plan
Shares initially reserved	25,000,000

Remaining shares January 1, 2010	-

Shares issued during 2010	20,625,591

Remaining shares available to be issued at December 31, 2010	4,374,409

Shares issued and outstanding as of December 31, 2010	20,625,591

In April 2008, the Board of Directors adopted a Non-Qualified Stock Option Plan whereby 15,000,000 shares were reserved for issuance. As of December 31, 2009, under the 2008 Non-Qualified Stock Option Plan, there were 9,004,622 shares issued to certain employees and consultants for services rendered. The remaining shares of 5,995,378 of the 2008 Non-Qualified Stock Option Plan were issued during the twelve months ended December 31, 2010.

2008 Plan
Shares Initially Reserved	15,000,000

Remaining shares January 01, 2010	5,995,378

Shares issued during 2010	5,995,378

Remaining shares available to be issued at December 31, 2010	-

Shares issued and outstanding as of December 31, 2010	15,000,000

The Company has granted to certain officers and employees 200,000 and 125,000 stock options which are currently exercisable. Option activity was as follows for the twelve months ended December 31, 2010 and 2009, respectively:

	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	125,000	$0.43
Granted	200,000	0.17
Exercised	-	-
Forfeited/cancelled	-	-

Outstanding at the end of period	325,000	$0.27

Exercisable at December 31, 2010	325,000	$0.27

	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	500,000	$0.57
Granted	-	-
Exercised	-	-
Forfeited/cancelled	(375,000)	0.61

Outstanding throughout the period	125,000	$0.43

Exercisable at December 31, 2009	125,000	$0.43

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The weighted average fair value of the individual options granted during the twelve months ended December 31, 2010 and 2009, is estimated at $.06 and $.13 on the date of grant, respectively. The fair values were determined using a Lattice option-pricing model with the following assumptions at the date of grant:

3/31/2010
Assumptions	Options
Dividend yield	0.00%
Risk-free rate for term	0.20%
Volatility	57.00%
Expected Term	5.00

Information about options outstanding was as follows at December 31, 2010:

Exercise Price	Number Outstanding	Remaining Average Contractual Life in Years	Number Exercisable	Weighted Average Exercise Price

$0.17	200,000	4.25	200,000	$0.17
$0.43	125,000	2.58	125,000	$0.43
	325,000	3.42	325,000	$0.27

NOTE 9 - INCOME TAXES

The Company adopted the provisions of ASC Topic 740, “Income Taxes." Implementation of ASC Topic 740 did not have a material cumulative effect on prior periods nor did it result in a change to the current year's provision.

The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

	December 31, 2010		December 31, 2009

U. S. Federal statutory tax rate	%	34%	34
U.S. valuation difference		(34)	(34)
Effective U. S. tax rate		-	-

Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. Federal income tax of 34% to pretax income from continuing operations as a result of the following (in thousands):

	December 31, 2010	December 31, 2009
Computed expected tax benefit	$(2,894)	$(3,016)
Increase in valuation allowance	2,894	3,016
Income tax expense	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2010, and December 31, 2009, are presented below (in thousands):

	December 31, 2010	December 31, 2009
Deferred tax assets:
Net operating loss carry forwards	$(15,504)	$(12,610)
Less valuation allowance	15,504	12,610
Net deferred tax assets	$-	$-

The Company has determined that a valuation allowance of $15,504,000 at December 31, 2010, is necessary to reduce the deferred tax assets to the amount that will more than likely than not be realized. The change in valuation allowance for 2010 was approximately $2,894,000. As of December 31, 2010, the Company has a net operating loss carry-forward of $43,468,000, which is available to offset future federal taxable income, if any, with expiration beginning 2012 and ending 2030.

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amount):

	For the twelve months ended December 31, 2010
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Loss available to common stockholders	$(8,511)	231,266	$(0.04)
Effect of dilutive securities	-	-	-
Diluted EPS:
Loss available to common stockholders and assumed conversions	$(8,511)	231,266	$(0.04)

	For the twelve months ended December 31, 2009
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Loss available to common stockholders	$(8,872)	123,292	$(0.07)
Effect of dilutive securities	-	-	-
Diluted EPS:
Loss available to common stockholders	$(8,872)	123,292	$(0.07)

Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities.

The calculation of diluted earnings per share for the twelve months ended December 31, 2010 does not include 325,000 shares of common stock assuming all employee stock options were exercised; 1,933,297 shares of common stock assuming all warrants were exercised; 86,146,202 shares of common stock assuming all Series A Preferred Stock were converted due to their anti-dilutive effect.

NOTE 11 - MAJOR CUSTOMERS

The Company had gross sales of approximately $5,915,000 and $5,533,000 for the twelve months ended December 31, 2010 and 2009, respectively. The Company had one customer that represented 12% of gross sales for the twelve months ended December 31, 2010. The Company did not have any customer that represented 10% of the gross sales in the twelve months ended December 31, 2009.

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - NOTES PAYABLE, LONG-TERM DEBT, LINE OF CREDIT AND CAPITAL LEASES

Notes payable, long-term debts and capital leases consist of the following as of December 31, 2010 (in thousand s):

	Terms	Maturity Date	Interest Rate	Balance
Bancleasing, Inc.	$10,660 / Month including interest	October-14	11.62%	$414
Agility Capital Lease	$54,246 / Month including interest	Various	18.82%	372
De Lage Landen Lease	$691 / Month including interest	April-11	19.12%	3
Centramedia	$56,342 / Quarterly including interest	December-11	7.50%	215
Frontier Internet LLC	$33,846 / Quarterly including interest	May-12	6.00%	193
Ronnie D Franklin	$6,054 / Quarterly including interest	May-12	6.00%	34
Bridge Financing	1 year	Demand	10.00%	225
Premium Assignment, Insurance notes	$2,434 / Month including interest	September-11	7.54%	9
Line of credit	2 years/ Quarterly interest (See below)	December-13	12.00%	5,225
Total debt				6,690
Less current maturities				(1,044)
Long-term debt				$5,646

The gross maturities of these debts are $1,044,000, $185,000, $5,331,000, and $130,000 for the years ended December 31, 2011, 2012, 2013, and 2014, respectively.

Notes payable, long-term debts and capital leases consist of the following as of December 31, 2009 (in thousand s):

	Terms	Maturity Date	Interest Rate	Gross Balance	Debt Discount	Net Balance
Bancleasing, Inc.	$10,660 / Month including interest	October-14	11.62%	$489	$-	$489
Agility Capital Lease	$86,968 / Month including interest	Various	18.82%	1,143	-	1,143
Balboa Lease	$225 / Month including interest	August-10	27.74%	1	-	1
De Lage Landen Lease	$691 / Month including interest	April-11	19.12%	10	-	10
Toyota	$517 / Month including interest	December-10	8.01%	5	-	5
Blanco National Bank	$3,913 / Month including interest	August-10	9.50%	23	-	23
Robert McClung, Momentum	$23,476 / Quarterly including interest	October-10	7.50%	89	-	89
George Kemper, TSTAR	$38,254 / Quarterly including interest	April-10	7.50%	79	-	79
Shane Griffths, Crosswind	$13,911 / Quarterly including interest	December-10	7.50%	55	-	55
Centramedia	$56,342 / Quarterly including interest	December-11	7.50%	414	-	414
Frontier Internet LLC	$33,846 / Quarterly including interest	May-12	6.00%	312	-	312
Ronnie D Franklin	$6,054 / Quarterly including interest	May-12	6.00%	56	-	56
Premium Assignment, Insurance notes	$2,434 / Month including interest	September-10	7.54%	17	-	17
Convertible Subordinated Financing	1 year	Demand	10.00%	1,390	117	1,273
Line of credit	2 years/ Quarterly interest (See below)	December-11	12.00%	5,449	-	5,449
Total debt				$9,532	$117	9,415
Less current maturities						(2,735)
Add back debt discount current maturities						117
Long-term debt						$6,797

Investor Notes

The following table summarizes the convertible debt activity for the period December 31, 2009, to December 31, 2010:

Description	Investor Notes	Warrant Liabilities	Compound Derivative	Total
Fair value at December 31, 2009	$-	$1	$-	$1
01-01-10 to 03-31-10 change in fair value	-	(1)	-	(1)
Fair value at December 31, 2010	$-	$-	$-	$-

For the year ended December 31, 2010 and 2009, net derivative income was $0 and $28,000, respectively.

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A Black-Scholes methodology was used to value the warrants, with the following assumptions.

Warrants
Assumptions	3/31/2010
Dividend yield	0.00%
Risk-free rate for term	0.24%
Volatility	120.00%
Maturity date	.44 years

Warrants
Assumptions	3/31/2009	6/30/2009	9/30/2009	12/31/2009
Dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free rate for term	0.81%	0.56%	0.40%	0.20%
Volatility	140.00%	140.00%	140.00%	130.00%
Maturity date	1.43 years	1.19 years	0.93 years	0.68 years

Line of Credit

During June 2010, the Company increased its unsecured revolving credit facility with Angus Capital Partners, a related party, from $10.5 million to $12.0 million maturing December 31, 2013. The terms of the unsecured revolving credit facility allow the Company to draw upon the facility as financing requirements dictate and provide for quarterly interest payments at a 12% rate per annum. The payment of principal and interest may be paid in cash, common shares or preferred shares at the Company’s election. At December 31, 2010, the outstanding balance on the line of credit totaled $5,225,000 with a remaining line of credit availability of $6,775,000.

For the twelve months ended December 31, 2010, the Company has had several debt settlements of the unsecured revolving credit facility. The unsecured revolving credit facility provides financing for working capital requirements.  During the twelve months ended December 31, 2010 the Company issued 6,140,121 shares of its Series A Preferred Stock for the settlement of $1,982,688 of debt and $421,238 in accrued interest for a total amount of $2,403,926. The Company issued Preferred A Stock at an average price of $.3915 per share or $.0210 per share of common of the ERFW common stock the day the debt is settled and converted to Preferred A Stock.

Also during twelve months ended December 31, 2010, the Company issued 59,567,775 shares of its Common Stock for the settlement of $1,266,861 of debt and $285,926 in accrued interest for a total amount of $1,552,787. The Company issued Common Stock at an average price of $.0261 per share of the ERFW common stock the day the debt was settled.

As additional consideration for the settlement the Company agreed to amend the Series A convertible preferred stock designation to increase the voting rights of each preferred share from 50 votes to 100 votes on all matters in which the common stock holders and preferred stock holders vote together. Under current accounting standards ASC 470-50-40-2 the extinguishment of related party debt for equity securities is considered a capital transaction and, accordingly, no gain or loss on the extinguishment is recognized in the statement of operations. If this was not a related party transaction a gain of $66,671 would have been recognized for the twelve months ended December 31, 2010. Certain family related trusts are participants in the Angus Capital revolving credit facility. H. Dean Cubley holds the investment and voting power over certain of these family related trusts while Scott Cubley and Brian Cubley, the sons of H. Dean Cubley, have the investment and voting power over other of the remaining family trusts.

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

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the convertible debt activity during the period December 31, 2009:

Description	E-Series Bonds	Compound Derivative Liability	Total
Fair value at December 31, 2008	$165	$49	$214
Fair value issuance at inception	118	-	118
01-01-09 to 03-31-09 change in fair value	36	(1)	35
04-01-09 to 06-30-09 change in fair value	5	(41)	(36)
07-01-09 to 09-30-09 change in fair value	-	-	-
10-01-09 to 12-31-09 change in fair value	1	(7)	(6)
Conversions during 2009	(325)	-	(325)
Fair value at December 31, 2009	$-	$-	$-

For the year ended December 31, 2009, net derivative income was $42,000.

A Black-Scholes methodology was used to value the warrants, with the following assumptions.

Warrants
Assumptions	3/31/2009	6/30/2009	9/30/2009	12/31/2009
Dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free rate for term	0.81%	0.56%	0.40%	0.20%
Volatility	140.00%	140.00%	140.00%	130.00%
Maturity date average	1.39 years	1.14 years	.89 years	.67 years

BRIDGE FINANCING

During 2009, the Company borrowed $1,390,000 from certain accredited investors. These notes are unsecured, bear interest at 10% and are due within one year. In connection with the issuance of the promissory notes the investors will be issued common stock purchase warrants to purchase up to 1,558,297 shares of common stock that are exercisable at $.45, which expire three years from issuance and  is subject to reset provisions. The balance of these notes at December 31, 2010, is $225,000which has been repaid subsequent to December 31, 2010.
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

The Company uses the effective interest method to record interest expense and related debt accretion which was $117,000 and $186,000 for the twelve months ended December 31, 2010, and December 31, 2009, respectively.

The following table summarizes the convertible debt activity for the period December 31, 2009 to December 31, 2010 (in thousands):

Description	Bridge Note	Warrant Liabilities	Total
Fair value at December 31, 2009	$1,273	$268	$1,541
01-01-10 to 03-31-10 change in fair value	77	(134)	(57)
04-01-10 to 06-30-10 change in fair value	23	(85)	(62)
07-01-10 to 09-30-10 change in fair value	17	(7)	10
10-01-10 to 12-31-10 change in fair value	-	(29)	(29)
Conversions during period	(1,165)	-	(1,165)
Fair value at December 31, 2010	$225	$13	$238

For the year to date ended December 31, 2010 and 2009, net derivative income was $255,000 and $35,000, respectively.

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The lattice methodology was used to value the warrants issued in the bridge financing, with the following assumptions.

Warrants
Assumptions	3/31/2010	6/30/2010	9/30/2010	12/31/2010
Dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free rate for term	0.24%	0.22%	0.19%	0.20%
Volatility	120.00%	103.00%	101.00%	130.00%
Maturity date	2.43 years	2.18 years	1.93 years	1.68 years

Warrants
Assumptions	3/31/2009	6/30/2009	9/30/2009	12/31/2009
Dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free rate for term	0.81%	0.56%	0.40%	0.20%
Volatility	140.00%	140.00%	140.00%	130.00%
Maturity date	2.97 years	2.75 years	2.58 years	2.33 years

CONVERTIBLE NOTE

In March 2010, the Company borrowed from certain accredited investors $605,000 for working capital and debt retirement purposes. During the twelve months ended December 31, 2010, the Company repaid the remaining principal and interest in full. These notes were unsecured, bear interest at 10% and were convertible into common stock within one year of the signed notes.

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

The Company uses the effective interest method to record interest expense and related debt accretion which was $45,000 for the twelve months ended December 31, 2010, the remaining estimated debt accretion of $97,000 was recorded to loss on extinguishment of debt, which was netted against the remaining compound derivative liability of $34,000 when the note was repaid in full. The net loss on extinguishment of debt is $63,000.

The following table summarizes the convertible debt activity for the period March 19, 2010, to December 31, 2010 (in thousands):

Description	Convertible Note	Compound Derivative Liability	Total
Fair value issuance at inception	$355	$250	$605
03-19-10 to 03-31-10 change in fair value	33	(62)	(29)
04-01-10 to 06-30-10 change in fair value	120	(154)	(34)
07-01-10 to 09-30-10 change in fair value	97	(34)	63
Conversions during period	(605)	-	(605)
Fair value at December 31, 2010	$-	$-	$-

For the twelve months ended December 31, 2010, net derivative income was $108,000.

Blanco National Bank

In August 2007, the Company assumed a note from the purchase of certain assets from Momentum Online Computer Services, Inc., that financed a 9.50% installment note to a Blanco National bank, secured by operating equipment, inventory and accounts receivable, payable in monthly installments of $3,913 including interest and is guaranteed by a shareholder. During the twelve months ended December 31, 2010 all remaining principal and interest has been repaid in full.

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Robert McClung, Momentum Online Computer Services, Inc.

On October 17, 2007, the Company issued a note to Momentum Online Computer, Inc., totaling $250,000 that bear interest at 7.5% and is secured by all of the capital stock issued and outstanding of a subsidiary of the Company, payable in twelve quarterly payments of $23,476 including interest. During the twelve months ended December 31, 2010 all remaining principal and interest has been repaid in full.

George Kemper, TSTAR Internet, Inc.

On November 1, 2007, the Company issued a note to TSTAR, Inc., totaling $350,000 bearing interest at 7.5% and is secured by the equipment acquired, payable in ten quarterly payments of $38,254 including interest. During the twelve months ended December 31, 2010 all remaining principal and interest has been repaid in full.

Shane Griffiths, Crosswind, Inc.

On January 11, 2008, the Company issued a note to Crosswind, Inc., totaling $150,000 bearing interest at 7.5% and is secured by the equipment acquired, payable in twelve quarterly payments of $13,911 including interest. During the twelve months ended December 31, 2010 all remaining principal and interest has been repaid in full.

Centramedia, Inc.

On December 31, 2008, the Company issued a note to Centramedia, Inc., totaling $600,000 bearing interest at 7.5% and is secured by the equipment acquired, payable in twelve quarterly payments of $56,342 including interest.

Frontier Internet, LLC.

On June 1, 2009, the Company issued a note to Frontier Internet LLC., totaling $369,000 bearing interest at 6.0% and is secured by the equipment acquired, payable in twelve quarterly payments of $33,846 including interest. Subsequent to December 31, 2010 the remaining notes of principal and interest were repaid in full.

Ronnie D. Franklin

On June 1, 2009, the Company issued a note to Ronnie D. Franklin., totaling $66,000 bearing interest at 6.0% and is secured by the equipment acquired, payable in twelve quarterly payments of $6,054 including interest. Subsequent to December 31, 2010 the remaining notes of principal and interest were repaid in full.

Capital Leases

Agility Lease Fund, LLC Included in property and equipment at December 31, 2010, is $329,913 capitalized equipment, net of amortization. The equipment and one of the Company's bank accounts are the primary collateral securing the financing along with a guarantee by the Company.

Banc Leasing Inc. included in property and equipment at December 31 2010, is $483,629 capitalized equipment, net of amortization. The equipment is the primary collateral securing the financing.

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2010 (in thousands):

Year Ending December 31,
2011	$524
2012	141
2013	128
2014	128
2015	10
Total minimum lease payments	931
Less amount representing interest	(142)
Present value of net minimum lease payments	789
Current maturities of capital lease obligations	(446)
Long-term portion of capital lease obligations	$343

NOTE 13 - UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts for the twelve months ended December 31, 2010 and December 31, 2009 are summarized as follows (in thousands):

	December 31,	December 31,
	2010	2009
Costs incurred on uncompleted contracts	$-	$9
Estimated profit	-	8
Gross revenue	-	17
Less: billings to date	-	-
Costs and profit in excess of billings	$-	$17

Such amounts are included in the accompanying balance sheets at December 31, 2010 and December 31, 2009 and are summarized as follows (in thousands):

	December 31,	December 31,
	2010	2009
Cost and estimated earnings in excess of billings on uncompleted contracts	$-	$17

Billings in excess of costs and estimated earnings on uncompleted contracts	-	-

	$-	$17

NOTE 14 - COMMITMENTS

Leases and License Agreements

For the twelve months ended December 31, 2010 and 2009, rental expenses of approximately $893,000 and $845,000, respectively, were incurred. The Company accounts for rent expense under leases that provide for escalating rentals over the related lease term on a straight-line method. The Company occupies office and tower facilities under several non-cancelable operating lease agreements expiring at various dates through December 2018, and requiring payment of property taxes, insurance, maintenance and utilities.

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments under non-cancelable operating leases at December 31, 2010 were as follows:

Period Ending December 31,	Amount
2011	$465
2012	93
2013	33
2014	15
2015	9
Thereafter	16
Total	$631

Banc Leasing Inc.

During August 2007, the Company entered into a contract with Banc Leasing Inc., to fund the Company’s US-BankNet System to provide up to $10 Million into equipment financing. The funding is provided only after a contract is signed with financial institution. Each funding is collateralize by the equipment and normally is repaid over a seven year period with interest established at the date of the inception of the lease. Each lease has a $1 buyout provision. The details of the capital lease are included in footnote 12.

Purchase Commitment – Mobile Broadband Trailers

The Company has entered into an agreement to purchase 168 Mobile Broadband Trailers (MBTs) and inventory for $3,103,750 in cash. These MBTs and inventory  will paid for as delivered over thirty-one (31) months with the initial delivery of 53 MBTs and inventory in March and April 2011. The remainder of the units will be purchased along with replacement inventory over the next 27-month period commencing July 1, 2011.

Employment Agreements

Richard R. Royall

Mr. Royall’s employment agreement was executed in March 2008 and expired January 2011. Currently employment contract is continuing month to month. During the term of his employment, Mr. Royall is entitled to the following compensation: (i) base salary of $200,000 per year (ii) standard benefits that are available to other Company executive officers and (iii) a stock grant of up to 3,000,000 shares, 1,000,000 shares will be awarded when the Company achieves positive EBITDA (as reported in an Exchange Act filing), 1,000,000 shares will be awarded when the Company closes a $25 million financing and 1,000,000 shares will be awarded when the Company lists on a national stock exchange.

R. Greg Smith

R. Greg Smith. On July 1, 2008, the Company entered into an executive employment agreement with R. Greg Smith that expired December 31, 2010. During the initial term of his employment, Mr. Smith was entitled to (i) a base salary of $200,000 per year, (ii) standard benefits that are available to other executive officers, and (iii) a stock grant of up to 2,550,000 shares, as follows. The ERF Wireless incentive targets up to 1,300,000 shares of common stock: (1) 500,000 shares if the Company achieves positive EBITDA; (ii) 500,000 shares upon cumulative funding of $25 million; and (3) 300,000 shares upon satisfaction of certain acquisition thresholds. The ENS incentive targets up to 500,000 shares of common stock: (i) 300,000 shares upon achieving 2009 positive EBITDA; and (ii) 200,000 shares upon obtaining 2009 ENS contract values of $1,000,000. The WBS incentive targets up to 750,000 shares of common stock: (i) 250,000 shares upon securing school district contracts within certain thresholds and (ii) 500,000 shares upon obtaining certain gross profit thresholds on these contracts. In the event Mr. Smith’s employment agreement is terminated without cause he is entitled to receive (i) the balance of this unpaid salary through the term of the agreement, (ii) a one year extension for vesting of stock grants, (iii) and the grant of an option to purchase 500,000 shares of Company common stock at an exercise price equal to the lesser of $.50 a share or the market price on the date of termination, provided that such option terminates on May 31, 2013.

NOTE 15 - RELATED PARTY

In March 2005, the Company entered into an annual professional services agreement with Synchton Incorporated for financial and business support services. The agreement required Synchton to provide one or more consultants for a total of 100 hours per month but as of March 2008 the agreement has been modified and requires a commitment of 50 hours per month. This agreement is automatically renewable on each anniversary date and can be terminated by the Company prior to the renewal date. The Company is obligated to pay Synchton $3,000 per month plus an additional $120 per hour that is greater than the required 25 hours per month in cash or shares of common stock. Synchton's President is Scott A. Cubley, son of our chief executive officer. For the period ended December 31, 2010 and 2009, total fees incurred by the Company under the agreement were $41,000 and $121,000, respectively.

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Brian Cubley, son of our chief executive officer, entered into an employment agreement that expired December 31, 2010. Currently, his employment contract is continuing month to month. As of December 31, 2010, Brian Cubley has earned options to purchase a total of 200,000 shares of common stock at an average exercise price of $.17 expiring March 31, 2015. As of December 31, 2009, Brian Cubley had earned options to purchase a total of 125,000 shares of common stock at an average exercise price of $.43 expiring July 31, 2013. Mr. Cubley was compensated in cash and shares of common stock for services rendered for fiscal 2010and 2009 in the amount of $111,000 and $124,000, respectively.

For the twelve months ended December 31, 2010, the Company has had several debt settlements of the Angus Capital unsecured revolving credit facility. The unsecured revolving credit facility provides financing for working capital requirements.  During the twelve months ended December 31, 2010 the Company issued 6,140,121 shares of its Series A Preferred Stock for the settlement of $1,982,688 of debt and $421,238 in accrued interest for a total amount of $2,403,926. The Company issued Preferred A Stock at an average price of $.3915 per share or $.0210 per share of common of the ERFW common stock the day the debt is settled and converted to Preferred A Stock. Certain family related trusts are participants in the Angus Capital revolving credit facility. H. Dean Cubley holds the investment and voting power over certain of these family related trusts while Scott Cubley and Brian Cubley, the sons of H. Dean Cubley, have the investment and voting power over other of the remaining family trusts.

Also during twelve months ended December 31, 2010, the Company issued to Angus line of credit 59,567,775 shares of its Common Stock for the settlement of $1,266,861 of debt and $285,926 in accrued interest for a total amount of $1,552,787. The Company issued Common Stock at an average price of $.0261 per share of the ERFW common stock the day the debt was settled.

As additional consideration for the settlement the Company agreed to amend the Series A convertible preferred stock designation to increase the voting rights of each preferred share from 50 votes to 100 votes on all matters in which the common stock holders and preferred stock holders vote together. Under current accounting standards ASC 470-50-40-2 the extinguishment of related party debt for equity securities is considered a capital transaction and, accordingly, no gain or loss on the extinguishment is recognized in the statement of operations. If this was not a related party transaction a gain of $66,671 would have been recognized for the twelve months ended December 31, 2010.

The Company during the fourth quarter 2009 signed a debt conversion agreement to convert the unsecured revolving credit facility which provides financing for working capital requirements. The Company issued 500,000 shares of its Series A Preferred Stock for the conversion of $352,838 of debt and $1,147,162 in accrued interest for a total amount of $1,500,000. The fair market value of the Series A stock was valued at $1,325,000 on the date of issuance, which was exchanged for $1,500,000 in debt and interest. Under current accounting standards ASC 470-50-40-2 the extinguishment of related party debt for equity securities is considered a capital transaction and, accordingly, no gain or loss on the extinguishment is recognized in the statement of operations. If this was not a related party transaction a gain of $175,000 would have been recognized for the twelve months ended December 31, 2009. Certain family related trusts are participants in the Angus Capital revolving credit facility. H. Dean Cubley holds the investment and voting power over certain of these family related trusts while Scott Cubley and Brian Cubley, the adult sons of H. Dean Cubley, have the investment and voting power over other of the remaining family trusts.

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

For the twelve months ended December 31, 2010 (in thousands)

	WMS	WBS	EBI	ENS	Total
Revenue	$101	$4,628	$916	$270	$5,915
Segment (loss) income	(128)	(1,558)	(351)	(426)	(2,463)
Segment assets	3	3,941	1,072	1,278	6,294
Capital expenditures	-	403	350	-	753
Depreciation and amortization	13	2,427	190	218	2,848

For the twelve months ended December 31, 2009 (in thousands)

	WMS	WBS	EBI	ENS	Total
Revenue	$159	$4,749	$308	$317	$5,533
Segment (loss) income	(18)	(2,473)	(40)	(843)	(3,374)
Segment assets	104	6,651	415	1,575	8,745
Capital expenditures	-	1,185	87	237	1,509
Depreciation and amortization	15	2,498	81	23	2,617

	Twelve Months Ended
Reconciliation of Segment Loss from Operations to Net Loss	December 31, 2010	December 31, 2009
Total segment loss from operations	$(2,463)	$(3,374)
Total corporate overhead	(4,810)	(4,268)
Consolidated loss from operations	$(7,273)	$(7,642)

Reconciliation of Segment Assets to Total Assets	December 31, 2010	December 31, 2009
Total segment assets	$6,294	$8,745
Total corporate assets	198	372
Consolidated assets	$6,492	$9,117

The accounting policies of the reportable segments are the same as those described in footnote 1. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation and amortization expense, accounting changes and non-recurring items.

One customer accounts for $198,000 of ENS revenues and one customer accounts for $703,000 of EBI revenues at December 31, 2010. Also for the twelve months ended December 31, 2010, one customer accounted for $50,000 of EBI revenues from Canada. At December 31, 2009 one customer accounts for $165,000 of ENS revenues and one customer accounts for $200,000 of EBI Division revenues.

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – BUSINESS COMBINATIONS

The following table summarizes significant acquisitions completed during the year ended December 31, 2009 (in thousands):

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

The amount allocated to identifiable intangible assets was determined by the company's management. Other intangibles assets are being amortized over their useful life in accordance with the guidance contained in the Financial Accounting Standards Board ("FASB") issued ASC Topic 350 "Goodwill and Other Intangible Assets".

Frontier/iTexas
Goodwill	$819
Non-compete agreement	15
Customer relationships	268

Total identifiable intangible assets	$1,102

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Proforma (Unaudited)

The results of operations for Frontier Internet, LLC and iTexas net have been included in the Company’s consolidated statements since the completion of the acquisitions during the year ended December 31, 2009. The following unaudited pro forma financial information presents the combined results of the Company and the 2009 acquisitions as if the acquisitions had occurred at the beginning 2009 for the respective acquisitions (in thousands, except per share amounts):

Unaudited Proforma

Year Ended
December 31,
2009

Net Revenue	$6,011
Net income (loss)	$(9,057)
Net income (loss) available to common shareholder	$(9,057)
Net income (loss) per share-basic	$(0.07)
Net income (loss) per share-diluted	$(0.07)

The above unaudited pro forma financial information includes adjustments for depreciation and amortization of identifiable intangible assets.

NOTE 18 - SUBSEQUENT EVENTS

During the first fiscal quarter 2011, the Company issued 76,850,800 shares of common stock for services rendered, debt, exchange of liabilities, and conversion of preferred stock.

On February 14, 2011, the Company sold its North and Central Texas operations for $3,000,000 in cash and 100,000 common shares of a third party, a public company.

On March 15, 2011, the Company entered into a settlement agreement with the current manufacturer of mobile broadband trailers (MBTs). Under the terms of this settlement the Company agreed to purchase an additional 168 MBTs and replacement inventory on a delivery schedule which commences March 15th 2011 and terminates October 1st 2013.  Additionally the Company agreed to reimburse the manufacturer for underpayments associated with the original MBT purchase order contract which has been superseded by this settlement agreement. These underpayments of $284,000 had been accrued as of December 31, 2010.

The Company filed Form 14C Information Statement on March 8, 2011 that became effective on March 28, 2011, ratifying the following actions:

1.
Amendment to the Company’s Articles of Incorporation to increase the authorized common stock from 475,000,000 shares of common stock to 975,000,000 shares of common stock.  The authorized amount of preferred stock will remain unchanged. The Company has retroactively reflected the change in authorized  shares at December 31, 2010

2.
Amendment to the Company’s Articles of Incorporation at the Board of Director’s discretion, and based on conditions then existing, at any time within the next twelve months to effect a reverse stock split of the Company’s common stock at a reverse split ratio of between 1 for 2 and 1 for 500, pursuant to which any whole number of outstanding shares between and including 2 and 500 would be combined into one share of common stock, which ratio will be selected by the Company’s Board of Directors in their sole discretion. There will be no change to the authorized shares of common stock of the Company as a result of any reverse stock split and any fractional shares will be rounded up.

3.
Reelection of H. Dean Cubley, Richard R. Royall, R. Greg Smith and Bartus H. Batson to the Company’s board of directors for the ensuing year and until the next annual meeting of shareholders or until their successors are duly elected.

4.	Ratification and approval of LBB & Associates Ltd., LLP as independent auditors of the Company.

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permanently exempts non-accelerated filers (generally issuers with a public float under $75 million) from complying with Section 404(b) of the Sarbanes-Oxley Act of 2002.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our directors and executive officers and their ages as of March 16, 2011, are shown below.

Name	Age	Position
H. Dean Cubley	69	Chairman of the Board of Directors and CEO
Richard R. Royall	64	Director and Chief Financial Officer
R. Greg Smith	52	Director
Bartus H. Batson	68	Director

Dr. H. Dean Cubley has served as chairman of ERF Wireless since May 2004 as chief executive officer since October 2006. Dr. Cubley has served as a director of Eagle Broadband, Inc. from March 1996 to September 2006 Dr. Cubley has been involved in forming, funding and opening wireless enterprises for over 31 years. This experience with wireless enterprises coupled with Dr. Cubley's experience with SEC reporting companies led to the conclusion that he should serve as a director of the Company.

Richard R. Royall has served as chief financial officer since March 2008. Mr. Royall is a certified public accountant and has been engaged in the private practice of accounting since 1972 with concentration of expertise in accounting, mergers, acquisitions and SEC registrations and filings including implementation of SOX 404 compliance. Mr. Royall's extensive accounting backround and prior SEC experience led to the conclusion that he should serve as a director of the Company.

Mr. R. Greg Smith has served as executive vice president of ERF Wireless from July 2008 to December 2010, as chief financial officer from August 2004 to March 2008, as the chief executive officer from August 2004 to October 2006, and as a director since August 2004. Mr. Smith's professional background includes 26 years of executive management experience. Mr. Smith's professional background includes 25 years of executive management experience, which supports his role as director of the Company.

Dr. Bartus H. Batson has served as a director of ERF Wireless since January 2005. Dr. Batson has served as president, chief executive officer and chairman of X-Analog Communications, Inc., since March 1992. Dr. Batson has over 40 years of experience in all fields of telecommunications with a major focus in satellite communications and wireless systems.  Dr. Batson has over 40 years of experience in all fields of telecommunications with a major focus in satellite communications and wireless systems, which led to the conclusion that he should serve as a director of the Company.

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

Code of Ethics

Our Company has adopted a Code of Business Conduct and Ethics (the “Code”) applicable to our Company’s directors, officers (including the Chief Executive Officer and Chief Financial Officer and persons performing similar functions), employees, agents and consultants. Our Code satisfies the requirements of a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules issued by the Securities and Exchange Commission thereunder. Amendments to, or waivers from, a provision of our Code that apply to our Company’s directors or executive officers, including the Chief Executive Officer and Chief Financial Officer and persons performing similar functions, may be made only by the Company’s board of directors. Our Company has not amended the Code and has filed the Code as an exhibit to this Annual Report on Form 10-K.

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

Executive Officer Compensation

Summary Compensation Table

The following tables set forth certain information regarding our chief executive officer, chief financial officer, and three of our most highly-compensated executive officers whose total annual salary and bonus for the fiscal year ended December 31, 2010 exceeded $100,000.

Name and Principal Position	Year	Salary and Consulting Payments ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
H. Dean Cubley	2010	124,719	-	-	-	124,719
Chairman of the Board and CEO	2009	135,000	-	-	13,500	148,500

Richard R Royall	2010	211,781	-	-	-	211,781
Director and CFO	2009	210,697	-	-	7,500	218,197

R. Greg Smith	2010	130,039	-	-	-	130,039
Director and EVP and CEO ENS and Consultant	2009	200,004	7,500	-	7,500	215,004

Michael R Jones *	2010	134,000	-	-	-	134,000
Director and CTO	2009	140,000	-	-	7,500	147,500

Robert McClung	2010	150,000	-	-	26,579	176,579
Key employee	2009	150,000	-	-	26,579	176,579
_________________
*On September 28, 2010, Michael R. Jones resigned his position as director and CTO of the Company.

Outstanding Equity Awards at December 31, 2010

The table below sets forth information with respect to our named executive officers regarding the value of equity compensation as of December 31, 2010.

		Option Awards					Stock Awards
Name		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercised Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested ($)
H. Dean Cubley		-	-	-	-	-	-	-	-	-
Richard R. Royall	(1)	-	-	-	$ -	-	3,000,000	30,000	-	-
__________________
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
(2) Based on closing price of common stock on December 31, 2010.

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

R. Greg Smith. On July 1, 2008, the Company entered into an executive employment agreement with R. Greg Smith that expired December 31, 2010. During the initial term of his employment, Mr. Smith was entitled to (i) a base salary of $200,000 per year, (ii) standard benefits that are available to other executive officers, and (iii) a stock grant of up to 2,550,000 shares, as follows. The ERF Wireless incentive targets up to 1,300,000 shares of common stock: (1) 500,000 shares if the Company achieves positive EBITDA; (ii) 500,000 shares upon cumulative funding of $25 million; and (3) 300,000 shares upon satisfaction of certain acquisition thresholds. The ENS incentive targets up to 500,000 shares of common stock: (i) 300,000 shares upon achieving 2009 positive EBITDA; and (ii) 200,000 shares upon obtaining 2009 ENS contract values of $1,000,000. The WBS incentive targets up to 750,000 shares of common stock: (i) 250,000 shares upon securing school district contracts within certain thresholds and (ii) 500,000 shares upon obtaining certain gross profit thresholds on these contracts. In the event Mr. Smith’s employment agreement is terminated without cause he is entitled to receive (i) the balance of this unpaid salary through the term of the agreement, (ii) a one year extension for vesting of stock grants, (iii) and the grant of an option to purchase 500,000 shares of Company common stock at an exercise price equal to the lesser of $.50 a share or the market price on the date of termination, provided that such option terminates on May 31, 2013.

Director Compensation

No compensation was paid to our directors during 2010. Additionally, all travel and lodging expenses incurred by the directors will be reimbursed in connection with their attendance at board meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 16, 2011, 469,253,146 shares of common stock were outstanding and 4,412,582 shares of Series A Preferred Stock were outstanding. The following table sets forth, as of such date, information with respect to shares beneficially owned by:

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

	SHARES OF COMMON STOCK BENEFICIALLY OWNED (1)			SHARES OF SERIES A PREFERRED STOCK BENEFICIALLY OWNED			TOTAL PERCENTAGE OF VOTING POWER (2)

NAME AND ADDRESS OF BENEFICIAL OWNER	NUMBER		%	NUMBER		%	NUMBER	%

Frances Cubley (3)	5,907,471	(4)	1.26%	4,256,231	(5)	96%	431,530,614	47.39%
STJV Trust	3,609,753		0.77%	2,535,391		57%	257,148,808	28.24%
Pauline Trust	541,783		0.12%	429,331		10%	43,474,883	4.77%
Carson Family Trust	336,772		0.07%	458,068		10%	46,143,572	5.07%
Leopard Family Trust	560,459		0.12%	266,305		6%	27,190,913	2.99%
Jauquine Trust	535,172		0.11%	109,131		2%	11,448,272	1.26%
Systom Trust	323,532		0.07%	458,006		10%	46,124,166	5.07%
R. Greg Smith	2,278,398	(6)	0.49%	-		0%	2,278,398	0.25%
Dr. H. Dean Cubley	910,300	(3)	0.19%	-		0%	910,300	0.10%
Richard R. Royall	372,186	(7)	0.08%	-		0%	372,186	0.04%
Dr Bartus H. Batson	142,997		0.03%	-		0%	142,997	0.02%
All Executives Officers and Directors as a group	3,703,881		0.79%	-		0%	3,703,881	0.41%
(4 persons)
_____________________
(1) This column does not include the shares of common stock issuable upon conversion of the Series A Preferred Stock.
(2) This column includes the Series A Preferred Stock right to 100 votes on all matters in which the common stockholders and preferred stockholders vote together. For purposes of calculating the percentage of total voting power, we assumed voting of 4,412,582 shares of Series A (441,258,270 votes) plus 469,253,146 shares of common stock outstanding at 03/16/2011.
(3) Dr. H. Dean Cubley has the sole investment and voting power over 5,907,471 shares owned by the Frances Cubley Trusts and 4,256,231 shares of Series A Preferred Stock held by the Frances Cubley Trusts as trustee for STJV Trust, Pauline Trust, Carson Trust, Leopard Family Trust, Jauquine Trust and Systom Trust (the "Frances Cubley Trusts").
(4) Includes 5,907,471 shares owned by the Francis Cubley Trusts.
(5) Includes 4,256,231 shares of Series A Preferred Stock held by the Francis Cubley Trusts.
(6) Includes 2,278,398 shares held by Lariat Financial, Inc., a corporation controlled by Mr. Smith.
(7) Includes 372,186 shares owned by Mr. Royall.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In March 2005, the Company entered into an annual professional services agreement with Synchton Incorporated for financial and business support services. The agreement required Synchton to provide one or more consultants for a total of 100 hours per month but as of March 2008 the agreement has been modified and requires a commitment of 50 hours per month. This agreement is automatically renewable on each anniversary date and can be terminated by the Company prior to the renewal date. The Company is obligated to pay Synchton $3,000 per month plus an additional $120 per hour that is greater than the required 25 hours per month in cash or shares of common stock. Synchton's President is Scott A. Cubley, son of our chief executive officer. For the period ended December 31, 2010 and 2009, total fees incurred by the Company under the agreement were $41,000 and $121,000, respectively.

Brian Cubley, son of our chief executive officer, entered into an employment agreement that expired December 31, 2010. As of December 31, 2010, Brian Cubley has earned options to purchase a total of 200,000 shares of common stock at an average exercise price of $.17 expiring March 31, 2015. As of December 31, 2009, Brian Cubley has earned options to purchase a total of 125,000 shares of common stock at an average exercise price of $.43 expiring July 31, 2013. Mr. Cubley was compensated in cash and shares of common stock for services rendered for fiscal 2010and 2009 in the amount of $111,000 and $124,000, respectively.

For the twelve months ended December 31, 2010, the Company has had several debt settlements of the Angus Capital unsecured revolving credit facility. The unsecured revolving credit facility provides financing for working capital requirements.  During the twelve months ended December 31, 2010 the Company issued 6,140,121 shares of its Series A Preferred Stock for the settlement of $1,982,688 of debt and $421,238 in accrued interest for a total amount of $2,403,926. The Company issued Preferred A Stock at an average price of $.3915 per share or $.0210 per share of common of the ERFW common stock the day the debt is settled and converted to Preferred A Stock. Certain family related trusts are participants in the Angus Capital revolving credit facility. H. Dean Cubley holds the investment and voting power over certain of these family related trusts while Scott Cubley and Brian Cubley, the sons of H. Dean Cubley, have the investment and voting power over other of the remaining family trusts.

Also during twelve months ended December 31, 2010, the Company issued to Angus line of credit 59,567,775 shares of its common stock for the settlement of $1,266,861 of debt and $285,926 in accrued interest for a total amount of $1,552,787. The Company issued common stock at an average price of $.0261 per share of the ERFW common stock the day the debt was settled.

As additional consideration for the settlement the Company agreed to amend the Series A convertible preferred stock designation to increase the voting rights of each preferred share from 50 votes to 100 votes on all matters in which the common stock holders and preferred stock holders vote together. Under current accounting standards ASC 470-50-40-2 the extinguishment of related party debt for equity securities is considered a capital transaction and, accordingly, no gain or loss on the extinguishment is recognized in the statement of operations. If this was not a related party transaction a gain of $50,979 would have been recognized in this quarter and $66,671 gain recognized for the twelve months ended December 31, 2010. The Company during the fourth quarter 2009 signed a debt conversion agreement to convert the unsecured revolving credit facility which provides financing for working capital requirements. The Company issued 500,000 shares of its Series A Preferred Stock for the conversion of $352,838 of debt and $1,147,162 in accrued interest for a total amount of $1,500,000. The fair market value of the Series A stock was valued at $1,325,000 on the date of issuance, which was exchanged for $1,500,000 in debt and interest. Under current accounting standards ASC 470-50-40-2 the extinguishment of related party debt for equity securities is considered a capital transaction and, accordingly, no gain or loss on the extinguishment is recognized in the statement of operations. If this was not a related party transaction a gain of $175,000 would have been recognized for this quarter and twelve months ended December 31, 2009. Certain family related trusts are participants in the Angus Capital revolving credit facility. H. Dean Cubley holds the investment and voting power over certain of these family related trusts while Scott Cubley and Brian Cubley, the adult sons of H. Dean Cubley, have the investment and voting power over other of the remaining family trusts.

Director Independence

Other than Dr. Batson, as determined by the Rules of the NASDAQ Stock Market, none of the Company’s other directors are independent as defined by Rule 10A-3 of the SEC Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

General

During the fiscal years ended December 31, 2010, and December 31, 2009, the aggregate fees billed by LBB & Associates Ltd., LLP, were as follows:

	December 31,	December 31,
	2010	2009
Audit fees	$105,000	$128,969
Audit related fees	$-	$-
Tax fees	$-	$-
All other fees	$-	$-

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

Audit Committee Pre-approval Policies and Procedures

Other than Dr. Batson, none of the directors are independent as defined by Rule 10A-3 of the Exchange Act. The board has established an audit committee, which is comprised of Dr. Cubley and Dr. Batson. The audit committee considers and has approval authority over all engagements of the independent auditors. All of the engagements resulting in the fees disclosed above for fiscal 2009-2010 were approved by the audit committee prior to the engagement.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

1.	Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2010 and 2009
•	Consolidated Statements of Operations for the Years Ended December 31, 2010 and 2009
•	Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2010 and 2009
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009
•	Notes to the Consolidated Financial Statements

2.	Exhibits

The exhibits listed in the Exhibit Index, which appears immediately following the signature page, are incorporated herein by reference, and are filed as part of this Form 10-K.

3.  Financial Statement Schedules

Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes described in Item 15(a)(1) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ERF WIRELESS, INC.
By: /s/ H. Dean Cubley
Name: H. Dean Cubley Title: Chief Executive Officer Date: March 30, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this restated report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Dr. H. Dean Cubley	Chairman of the Board of Directors	March 30, 2011
Dr. H. Dean Cubley	Principal Executive Officer, and Director

/s/ Richard R. Royall	Director, Chief Financial Officer,	March 30, 2011
Richard R. Royall	Principal Financial Officer and
Principal Accounting Officer

/s/ R. Greg Smith	Director	March 30, 2011
R. Greg Smith

/s/ Dr. Bartus H. Batson	Director	March 30, 2011
Dr. Bartus H. Batson

Exhibit Index
Exhibit No.	Description of Exhibit

Exhibit 2.1	Agreement and Plan of Merger between Fleetclean Systems, Inc. and ERF Wireless, Inc. (1)
Exhibit 2.2	Articles of Merger (1)
Exhibit 3.1	Articles of incorporation of ERF Wireless, Inc. (1)
Exhibit 3.1.1	Certificate of Amendment to Articles of incorporation of ERF Wireless, Inc. (1)
Exhibit 3.2	Bylaws of ERF Wireless, Inc. (1)
Exhibit 4.1	Designation of Preferences (1)
Exhibit 4.2	Amendment to Designation of Preferences (6)
Exhibit 4.3	Amended and Restated Designation of Series A Preferred Stock (9)
Exhibit 4.4	Amended and Restated Designation of Series A Preferred Stock (13)
Exhibit 10.2	Addendum to Debt Conversion and Funding Agreement effective September 30, 2004 between ERF Wireless, Inc., Eagle R.F. International and Investors. (5)
Exhibit 10.3	Asset and Liability Contribution Agreement dated March 31, 2004 between Fleetclean Systems, Inc. and Fleetclean Chemicals, Inc. (2)
Exhibit 10.4	Stock Purchase Agreement dated May 15, 2004 between Systom Trust Joint Venture and Kenneth A. Phillips et. al. (3)
Exhibit 10.5	Subscription Agreement dated May 11, 2004 between Fleetclean Systems, Inc. and Systom Trust Joint Venture (3)
Exhibit 10.6	Acquisition Agreement dated May 15, 2004 between Kenneth A. Phillips and Fleetclean Systems, Inc. (3)
Exhibit 10.7	2004 Non-Qualified Stock Compensation Plan (4)
Exhibit 10.8	Second Addendum to Debt Conversion and Funding Agreement effective July 1, 2005 between ERF Wireless, Inc., Eagle R.F. International and Investors. (7)
Exhibit 10.9	Form of Common Stock Purchase Warrant Agreement, by and between ERF Wireless, Inc. and Investor (8)
Exhibit 10.10	Form of Convertible Term Note, by and between the ERF Wireless, Inc. and Investor (8)
Exhibit 10.11	Form of Registration Rights Agreement, by and between the ERF Wireless, Inc., and Investor (8)
Exhibit 10.12	Form of Stock Purchase Agreement, by and between ERF Wireless, Inc. and Investor.(8)
Exhibit 10.15	Series A Preferred Conversion Restriction Agreement (9)
Exhibit 10.19	Amendment of Angus Capital (10)
Exhibit 10.21	Acquisition of Door (11)
Exhibit 10.22	2010 Stock Option Plan (14)
Exhibit 14.1	Code of Business Conduct and Ethics (12)
Exhibit 21	List of Subsidiaries(12)
Exhibit 31.1	Certification of Chief Executive officer and Chief Financial officer pursuant to Rules
and 31.2	13a-14 (a) and 15d-14 (a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (12)
Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.
and 32.2	Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (12)
_______________________
(1)	Incorporated by reference from the Form 10-QSB for September 30, 2004;
(2)	Incorporated by reference from the Form 10-QSB for June 30, 2004;
(3)	Incorporated by reference from the Form 8-K for May 28, 2004;
(4)	Incorporated by reference from the Form S-8 filed December 29, 2004;
(5)	Incorporated by reference from the Form 10-KSB/A - Amendment No. 1 filed on August 29, 2005;
(6)	Incorporated by reference from the Form 10-QSB for March 31, 2005;
(7)	Incorporated by reference from the Form 10-QSB/A - Amendment No. 1;
(8)	Incorporated by reference from the Form 8-K for September 19, 2005;
(9)	Incorporated by reference from the Form SB-2 filed on December 12, 2005.
(10)	Incorporated by reference from the Form 10-KSB filed April 17, 2007
(11)	Incorporated by reference from the Form 8-K filed on December 21, 2006.
(12)	Filed herewith.
(13)	Incorporated by reference from the Form 8-K filed on December 10, 2010.
(14)	Incorporated by reference from the Form S-8 filed on June 24, 2010.