Form 10-Q
period 2011-03-31
ERF Wireless, Inc.
filed 2011-05-23
CIK 1020646

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 529,303,002 common shares issued and outstanding as of May 16, 2011

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
ERF WIRELESS, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2011, AND DECEMBER 31, 2010
($ in thousands except share data)
	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$758	$43
Securities held for resale	40	-
Accounts receivable, net	424	392
Accounts receivable, other	518	124
Inventories	218	255
Prepaid expenses and other current assets	172	105
Total current assets	2,130	919

Property and equipment
Property and equipment	8,425	10,001
Less: accumulated depreciation	(4,637)	(5,987)
Net property and equipment	3,788	4,014

Goodwill	176	1,255
Intangible assets, net	-	134
Other assets	59	170

Total assets	$6,153	$6,492
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Notes payable and current portion of long-term debt	$220	$598
Current portion of long-term capital leases	228	446
Accounts payable	767	872
Accrued expenses	709	1,139
Derivative liabilities	-	13
Deferred liability and revenue	291	500
Total current liabilities	2,215	3,568

Line of credit	5,086	5,225
Long-term debt, net of current portion	-	78
Long-term capital leases, net of current portion	308	343
Total liabilities	7,609	9,214

Commitments

Shareholders’ deficit:
Preferred stock - $.001 par value Series A authorized 25,000,000 shares Issued and outstanding at March 31, 2011, and December 31, 2010, 4,412,583 and 4,612,583, respectively	5	5
Common stock - $.001 par value Authorized 975,000,000 shares Issued and outstanding at March 31, 2011, and December 31, 2010, 469,253,146 and 392,402,346, respectively	469	392
Additional paid in capital	45,722	44,700
Accumulated deficit	(47,652)	(47,819)
Total shareholders’ deficit	(1,456)	(2,722)

Total liabilities and shareholders' deficit	$6,153	$6,492

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)
($ in thousands except loss per share)

	2011	2010

Sales:
Products	$28	$13
Services	1,101	899
Total sales	1,129	912

Costs of goods sold:
Products and integration services	306	267
Rent, repairs and maintenance	75	96
Depreciation	342	334
Total costs of goods sold	723	697
Gross profit	406	215
Operating expenses:
Selling, general and administrative	1,095	1,784
Depreciation and amortization	69	94
Total operating expenses	1,164	1,878
Operating loss from continuing operations	(758)	(1,663)
Other income (expenses):
Interest expense, net	(197)	(393)
Gain on sale of assets, net and other income	1,179	3
Unrealized gain on investment	8	-
Derivative income	13	169
Total other income (expense)	1,003	(221)
Income (loss) from continuing operations	245	(1,884)
Loss from discontinued operations	(78)	(191)
Net income (loss)	$167	$(2,075)
Basic and diluted income (loss) per common share:
Loss from continuing operations	$(0.00)	$(0.01)
Loss from discontinued operations	$(0.00)	$(0.00)
Net income (loss)	$0.00	$(0.01)

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)
($ in thousands)

	2011	2010

Cash flows from operating activities
Net income (loss) from continuing operations and other revenue, net	$245	$(1,884)
Loss from discontinued operations	(78)	(191)
Net income (loss)	167	(2,075)

Adjustments to reconcile net income (loss) to net cash used by operating activities:
Gain on sale of assets	(1,176)	-
Amortization of debt discount	-	82
Depreciation and amortization	466	756
Stock based compensation	-	13
Stock issued for services rendered, interest and compensation	547	421
Derivative (income)	(13)	(169)
Unrealized gain on investment	(8)	-
Bad debt expense	-	32
Changes in:
Accounts receivable, net	(26)	33
Accounts receivable, other	(94)	(7)
Inventories	(16)	(24)
Prepaid expenses	(67)	51
Costs and profits in excess of billings	-	(1)
Accounts payable	(94)	191
Accrued expenses	(426)	201
Deferred liability and revenue	(209)	(78)
Total adjustment	(1,116)	1,501
Net cash used by operating activities	(949)	(574)

Cash flows from investing activities
Purchase of property and equipment	(717)	(370)
Proceeds from sale of assets, net of cash received	2,700	-
Change in other assets	(23)	18
Net cash provided and (used by) investing activities	1,960	(352)

Cash flows from financing activities
Net proceeds from line of credit	328	750
Proceeds from long-term debt obligations	-	605
Payment of long-term debt obligations	(371)	(608)
Payment on capital lease obligations	(253)	(226)
Proceeds from sale of common stock, net	-	252
Net cash (used) and provided by financing activities	(296)	773

Net change in cash	715	(153)
Cash and cash equivalents at the beginning of the period	43	228
Cash and cash equivalents at the end of the period	$758	$75

Supplemental disclosure of cash flow information:
Net cash paid during the year for:
Interest	$36	$91
Income taxes	$-	$-

Supplemental non-cash investing and financing activities:
Conversion of debt through issuance of common stock	$85	$124
Conversion of LOC and interest through issuance of Common stock	$600	$-

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
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

Our internet revenues are recorded in “ERF Wireless Bundled Services, Inc. (WBS)”, construction of bank networks in our “ERF Enterprise Network Services, Inc. (ENS)” and other construction in “ERF Wireless Messaging Services, Inc. (WMS)” and wireless broadband products and services to rural oil and gas locations are recorded in Energy Broadband, Inc. (EBI)”. Please refer to segment footnote 14 for additional information regarding segment operations.

BASIS OF ACCOUNTING

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's annual report for the year ended December 31, 2010 filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2010 as reported in form 10-K have been omitted.

INVENTORIES

Inventories are valued at the lower of cost or market. The cost is determined by using the average cost method. Inventories consist of the following items as of March 31, 2011 and December 31, 2010, in thousands:

	March 31,	December 31,
	2011	2010
Raw material	$49	$48
Finished goods	169	207
	$218	$255

The Company has pledged all the finished goods inventory of WBS of $138,000 and $178,000 as collateral against outstanding notes as of March 31, 2011 and December 31, 2010, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

Management does not anticipate that the recently issued but not yet effective accounting pronouncements will materially impact the Company’s financial condition.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
 (Unaudited)

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts Receivable consists of the following (in thousands):

	March 31,	December 31,
	2011	2010
Accounts receivable	$540	$508
Allowance for doubtful accounts	(116)	(116)
Accounts receivable, net	$424	$392

The Company has pledged $213,000 and $333,000 of the accounts receivables of WBS as collateral against outstanding notes and capital leases as of March 31, 2011 and December 31, 2010, respectively.

NOTE 3 - PROPERTY AND EQUIPMENT:

Components of property and equipment consist of the following items (in thousands):

	March 31,	December 31,
	2011	2010
Automobiles	$295	$326
Operating equipment	6,404	8,342
Office furniture and equipment	223	253
Leasehold improvements	66	67
Computer equipment	291	376
Building	29	29
Land	37	37
Construction in progress	1,080	571
Total property and equipment	8,425	10,001
Less accumulated depreciation	(4,637)	(5,987)
Net property and equipment	$3,788	$4,014

Depreciation expense from continuing operations was $411,000 and $428,000 for the three months ended March 31, 2011 and March 31, 2010, respectively. The depreciation expense from discontinued operations was $43,000 and $160,000 for the three months ended March 31, 2011 and March 31, 2010, respectively.

Operating equipment under construction in progress is primarily due to the build out of our wide area network of WiNet constructed by our subsidiary ENS.

The Company has pledged substantially all the operating equipment and some furniture and vehicles as collateral against outstanding notes and capital leases.

NOTE 4 - GOODWILL

At March 31, 2011 and December 31, 2010, goodwill totaled $176,000 and $1,255,000, respectively. The goodwill is attributable to the following acquisitions:

●
On June 1, 2009, the Company acquired assets from Frontier Internet, LLC and iTEXAS Net and recognized goodwill of $819,000, which is not subject to amortization.  In February 2011the Company divested Goodwill as part of the sale of the North Texas network to Keyon.

●	On January 11, 2008, the Company acquired assets (deemed to be a business) from Crosswind, Inc. and recognized goodwill of $176,000, which is not subject to amortization.

●
On November 30, 2007, the Company acquired assets from Tstar, Inc. and recognized goodwill of $35,000, which is not subject to amortization.  In February 2011the Company divested goodwill as part of the sale of the Central Texas network to Keyon.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
 (Unaudited)

●
On October 31, 2007, the Company acquired assets (deemed to be a business) from Momentum, Inc. and recognized goodwill of $225,000, which is not subject to amortization.  In February 2011the Company divested goodwill as part of the sale of the Central Texas network to Keyon.

NOTE 5 - INTANGIBLE ASSETS, NET

Intangible assets consist of the following (in thousands):

		March 31, 2011
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	3.0	$2,311	$2,311	$-
Workforce in place	3.0	125	125	-
Non-compete agreement	3.0	100	100	-
Developed technology	3.0	20	20	-
		$2,556	$2,556	$-

		December 31, 2010
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	3.0	$2,311	$2,177	$134
Workforce in place	3.0	125	125	-
Non-compete agreement	3.0	100	100	-
Developed technology	3.0	20	20	-
		$2,556	$2,422	$134

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

On June 1, 2009, the Company acquired from Frontier Internet, LLC and iTEXAS Net, a customer list which was valued at $283,000 and is being amortized over three years.  In February 2011the Company divested the remaining amount of intangibles as part of the sale of the North Texas network to Keyon.

NOTE 6 - DEBT CONVERSION

(a) LINE OF CREDIT

For the three months ended March 31, 2011, the Company has had several debt settlements of the unsecured revolving credit facility. See Note 12 for additional information on this facility.  The unsecured revolving credit facility provides financing for working capital requirements.  During the three months ended March 31, 2011 the Company issued 46,459,046 shares of its Common Stock for the settlement of $467,000 of debt and $133,000 in accrued interest for a total amount of $600,000. The Company issued Common Stock at an average price of $.0129 per share of the ERFW common stock the day the debt was settled.

(b) OTHER DEBT

During the three months ended March 31, 2011 the Company issued 6,030,948 and 1,076,728 shares of its Common Stock for the settlement of $85,000 of debt and $12,000 in current period interest, respectively, for a total amount of $97,000. The Company issued Common Stock at an average price of $.0136 per share of the ERFW common stock the day the debt was settled.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
 (Unaudited)

NOTE 7 - COMMON STOCK AND  PREFERRED STOCK

The total number of shares of stock of all classes which the Company shall have the authority to issue is 1,000,000,000, of which 25,000,000 shall be shares of preferred stock with a par value of $.001 per share ("Preferred Stock"), and 975,000,000 shall be shares of common stock with a par value of $.001 per share ("Common Stock").

COMMON STOCK

As of March 31, 2011, there were 469,253,146 shares of common stock issued and outstanding.

During the three months ended March 31, 2011, the Company issued 73,115,530 shares of common stock which was valued at the closing market price on the date of issuance of such shares, which were issued in lieu of cash as payment for the following (in thousands):

March 31, 2011	Supplemental Non-Cash Disclosure
Professional fees	$96
Settlements	170
Services and compensation	122
Interest expense	145
Other services rendered	14
Total for services, interest, liabilities and compensation	$547

Notes payable	$85
Line of credit, principal	$467

PREFERRED STOCK

The Company has 25,000,000 shares of Preferred Stock of which 10,000,000 shares had been designated as Series A Preferred Stock. 4,412,583 and 4,612,583 Series A preferred shares were issued and outstanding at March 31, 2011 and December 31, 2010, respectively. With respect to the Series A Preferred Stock outstanding at March 31, 2011, the Company would be required to issue 82,410,931 shares of its common stock upon conversion. During the three months ended March 31, 2011, 200,000 Series A Preferred Stock was converted into net amount of 3,735,270 shares of common stock.

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

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
 (Unaudited)

NOTE 8 – STOCK PLAN AND EMPLOYEE STOCK OPTIONS

In February 2011, the Board of directors adopted a Non-Qualified Stock Option Plan whereby 25,000,000 shares were reserved for issuance. As of March 31, 2011 under the 2011 Non-Qualified Stock Option Plans, 9,796,699 shares were issued and outstanding by certain employees and consultants for services rendered.

2011 Plan
Shares initially reserved	25,000,000

Shares issued during 2011	9,796,699

Remaining shares available to be issued at March 31, 2011	15,203,301

Shares issued and outstanding as of March 31, 2011	9,796,699

In June 2010, the Board of directors adopted a Non-Qualified Stock Option Plan whereby 25,000,000 shares were reserved for issuance. As of March 31, 2011, under the 2010 Non-Qualified Stock Option Plan, all 25,000,000 shares were issued to certain employees and consultants for services rendered.

Stock Plan activity was as follows for the three months ended March 31, 2011:

2010 Plan
Shares Initially Reserved	25,000,000

Remaining shares January 01, 2011	4,374,409

Shares issued during 2011	4,374,409

Remaining shares available to be issued at March 31, 2011	-

Shares issued and outstanding as of March 31, 2011	25,000,000

The Company has granted to certain officers and employees 200,000 and 125,000 stock options which are currently exercisable. Option activity was as follows for the three months ended March 31, 2011:

	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	325,000	$0.27
Granted	-	-
Exercised	-	-
Forfeited/cancelled	-	-

Outstanding at the end of period	325,000	$0.27

Exercisable at March 31, 2011	325,000	$0.27

The Company recorded stock option expense of $13,000 during the period ended March 31, 2010.

Information about options outstanding was as follows at March 31, 2011:

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
 (Unaudited)

		Remaining Weighted		Remaining Weighted
Class	Number	Average Contractual	Number	Average Exercise
Exercise Price	Outstanding	Life in Years	Exercisable	Price

$0.17	200,000	4.00	200,000	$0.17
$0.43	125,000	2.33	125,000	$0.43

	325,000	3.17	325,000	$0.27

NOTE 9 - INCOME TAXES

The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

	March 31, 2011		December 31, 2010

U. S. Federal statutory tax rate	%	34%	34
U.S. valuation difference		(34)	(34)
Effective U. S. tax rate		-	-

Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. Federal income tax of 34% to pretax income from continuing operations as a result of the following (in thousands):

	March 31, 2011	December 31, 2010
Computed expected tax expense (benefit)	$57	$(2,894)
Change in valuation allowance	(57)	2,894
Income tax expense	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2011, and December 31, 2010, are presented below (in thousands):

	March 31, 2011	December 31, 2010
Deferred tax assets:
Net operating loss carry forwards	$(15,447)	$(15,504)
Less valuation allowance	15,447	15,504
Net deferred tax assets	$-	$-

The Company has determined that a valuation allowance of $15,447,000 at March 31, 2011, is necessary to reduce the deferred tax assets to the amount that will more than likely than not be realized. The change in valuation allowance for 2011 was approximately $57,000. As of March 31, 2011, the Company has a net operating loss carry-forward of $43,301,000, which is available to offset future federal taxable income, if any, with expiration beginning 2012 and ending 2031.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
 (Unaudited)

NOTE 10 - EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amount):

	For the three months ended March 31, 2011
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Income from continuing operations	$245	445,507	$0.00
Loss from discontinued operations	$(78)	445,507	$(0.00)
Income available to common stockholders	$167	445,507	$0.00
Effect of dilutive securities	-	84,470	-
Diluted EPS:
Income from continuing operations	$245	529,977	$0.00
Loss from discontinued operations	$(78)	529,977	$(0.00)
Income available to common stockholders	$167	529,977	$0.00

	For the three months ended March 31, 2010
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Loss from continuing operations	$(1,884)	152,709	$(0.01)
Loss from discontinued operations	$(191)	152,709	$(0.00)
Loss available to common stockholders	$(2,075)	152,709	$(0.01)
Effect of dilutive securities	-	-	-
Diluted EPS:
Loss available to common stockholders	$(2,075)	152,709	$(0.01)

For the three months ended March 31, 2011, dilutive securities existed. Diluted earnings per share reflect the potential dilution of security that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities.

The calculation of diluted earnings per share for the three months ended March 31, 2011 includes 325,000 shares of common stock assuming all employee stock options were exercised; 1,933,297 shares of common stock assuming all warrants were exercised; 82,410,931 shares of common stock assuming all Series A Preferred Stock were converted due to their anti-dilutive effect.

NOTE 11 - MAJOR CUSTOMERS

The Company had gross sales of approximately $1,129,000 and $912,000 for the three months ended March 31, 2011 and 2010, respectively. The Company had one customer that represented more than 10% of the gross sales in the three months ended March 31, 2011 and 2010.

NOTE 12 – NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASES

Notes payable, long-term debts and capital leases consist of the following as of March 31, 2011 (in thousands):

	Terms	Maturity Date	Interest Rate	Balance
Bancleasing, Inc.	$10,660 / Month including interest	October-14	11.62%	$394
Agility Capital Lease	$16,997 / Month including interest	Various	18.82%	142
Centramedia	$56,342 / Quarterly including interest	December-11	7.50%	215
Premium Assignment, Insurance notes	$2,434 / Month including interest	September-11	7.54%	5
Line of credit	2 years/ Quarterly interest (See below)	December-13	12.00%	5,086
Total debt				5,842
Less current maturities				(448)
Long-term debt				$5,394

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
 (Unaudited)

LINE OF CREDIT

During June 2010, the Company increased its unsecured revolving credit facility with Angus Capital Partners, a related party, from $10.5 million to $12.0 million maturing December 31, 2013. The terms of the unsecured revolving credit facility allow the Company to draw upon the facility as financing requirements dictate and provide for quarterly interest payments at a 12% rate per annum. The payment of principal and interest may be paid in cash, common shares or preferred shares at the Company’s election. At March 31, 2011, the outstanding balance on the line of credit totaled $5,086,000 with a remaining line of credit availability of $6,914,000.

For the three months ended March 31, 2011, the Company has had several debt settlements of the unsecured revolving credit facility.  The unsecured revolving credit facility provides financing for working capital requirements.  During the three months ended March 31, 2011 the Company issued 46,459,046 shares of its Common Stock for the settlement of $467,000 of debt and $133,000 in accrued interest for a total amount of $600,000. The Company issued Common Stock at an average price of $.0129 per share of the ERFW common stock the day the debt was settled.

BRIDGE FINANCING

During 2009, the Company borrowed $1,390,000 from certain accredited investors. These notes are unsecured, bear interest at 10% and are due within one year. In connection with the issuance of the promissory notes the investors will be issued common stock purchase warrants to purchase up to 1,558,297 shares of common stock that are exercisable at $.45, which expire three years from issuance and  is subject to reset provisions. The balance of these notes has been repaid as of March 31, 2011.

The following table summarizes the convertible debt activity for the period December 31, 2010 to March 31, 2011 (in thousands):

Description	Bridge Note	Warrant Liabilities	Total
Fair value at December 31, 2010	$225	$13	$238
01-01-11 to 03-31-11 change in fair value	-		-
Repayment	(225)	(13)	(238)
Fair value at March 31, 2011	$-	$-	$-

CAPITAL LEASES

Agility Lease Fund, LLC Included in property and equipment at March 31, 2011, is $126,755 capitalized equipment, net of amortization. The equipment and one of the Company's bank accounts are the primary collateral securing the financing with a guarantee of repayment by ERF Wireless, Inc.

Banc Leasing Inc., Included in property and equipment at March 31, 2011, is $453,084 capitalized equipment, net of amortization. The equipment is the primary collateral securing the financing.

NOTE 13 - COMMITMENTS

LEASES AND LICENSE AGREEMENTS

For the three months ended March 31, 2011 and 2010, rental expenses of approximately $138,000 and $178,000, respectively, were incurred. The Company accounts for rent expense under leases that provide for escalating rentals over the related lease term on a straight-line method. The Company occupies office and tower facilities under several non-cancelable operating lease agreements expiring at various dates through September 2018, and requiring payment of property taxes, insurance, maintenance and utilities.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
 (Unaudited)

Future minimum lease payments under non-cancelable operating leases at March 31, 2011, were as follows (in thousands):

Period Ending December 31,	Amount
2011	$289
2012	53
2013	12
2014	8
2015	7
Thereafter	16
Total	$385

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

Purchase Commitment – Mobile Broadband Trailers

On March 15, 2011, the Company entered into a settlement agreement with the current manufacturer of mobile broadband trailers (MBT’s). Under the terms of this settlement the Company agreed to purchase an additional 168 MBT’s and replacement inventory on a delivery schedule which commences March 15th 2011 and terminates October 1st 2013. All obligations under this agreement are properly recorded as of March 31, 2011.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
 (Unaudited)

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

Wireless Messaging Services Division (WMS)

WMS principally provides wireless broadband system design and implementation, manufactures paging equipment, repair and maintain paging infrastructure equipment and supplies high-power infrastructure equipment to the wireless messaging industry. All sales from external customers are located within the United States as well as certain international locations.

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

For the three months ended March 31, 2011and 2010 (in thousands)

Three Months Ended March 31, 2011	WMS	WBS	EBI	ENS	Total
Revenue	$3	$544	$535	$47	$1,129
Segment (loss) income	(8)	(121)	34	(31)	(126)
Segment assets	2	2,110	1,795	1,254	5,161
Capital expenditures	-	121	591	-	712
Depreciation and amortization	-	255	83	53	391

Three Months Ended March 31, 2010	WMS	WBS	EBI	ENS	Total
Revenue	$22	$666	$172	$52	$912
Segment (loss) income	(46)	(347)	(96)	(150)	(639)
Segment assets	33	6,082	644	1,505	8,264
Capital expenditures	-	93	275	-	368
Depreciation and amortization	4	316	29	55	404

Reconciliation of Segment Loss from Operations	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Total segment loss from operations	$(126)	$(639)
Total corporate overhead	(632)	(1,024)
Consolidated loss from operations	$(758)	$(1,663)

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
 (Unaudited)

Reconciliation of Segment Assets to Total Assets	March 31, 2011	December 31, 2010
Total segment assets	$5,161	$6,294
Total corporate assets	992	198
Consolidated assets	$6,153	$6,492

The accounting policies of the reportable segments are the same as those described in footnote one. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, accounting changes and non-recurring items.

For the quarter ended March 31, 2011, one customer accounts for $464,000 of EBI revenues.

NOTE 15 – ASSET PURCHASE AND SALE AGREEMENT

On February 14, 2011, the Company sold its North and Central Texas operations and assets for $2,700,000, in cash, settlement holdback receivable of $300,000 and 100,000 common shares of Keyon Communications, a public company.

The asset sale to Keyon Communication Holding,Inc on February 14, 2011, were as follows (in thousands):

Keyon Communications asset sale

Gain on sale of assets to Keyon Communications Holdings Inc.	$1,176
Accounts receivable	(6)
Inventory	53
Deposits	134
Property and equipment	489
Goodwill	1,079
Identifiable intangible assets	122
Accounts payable	(11)
Accounts expenses	(4)
Asset selling price	3,032
Holdback settlement receivable	(300)
Equity securities	(32)
Proceeds from sale of assets	$2,700

As a condition of the closing of the asset purchase and sale agreement, the Company paid off $431,000 of notes payable and capital leases during the period ended March 31, 2011.

NOTE 16 - SUBSEQUENT EVENTS

Subsequent to March 31, 2011, the Company issued 60,049,856 shares of common stock for services rendered, debt, exchange of liabilities, and conversion of preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the other sections of this quarterly report on Form 10-Q, including the financial statements.

OUR MARKETS AND BUSINESS STRATEGY

Historically, our revenues have been generated primarily from Internet and construction services.  Our Internet revenues result from our offering of broadband and basic communications services to residential and enterprise customers.  Our construction revenues result from the construction of bank networks and other services associated with providing wireless products and services to the regional banking industry.  During the three months ended March 31, 2011, approximately 48% of our revenues were generated from internet services, 48% of our revenues were generated from providing broadband services to the energy industry and 4% of our revenues were generated from construction services. We expect that our internet services will experience a decline in 2011 as a result of our recent divestiture of certain wireless broadband assets and operations in territories that are not core to our oil and gas vertical market focus and that the most growth during fiscal 2011 will continue to come from devoting significant capital resources to developing the oil and gas market utilizing wireless services.

During the first quarter of fiscal 2011, the Company continued to make progress with its strategic business plan as evidenced by the completion and announcement of numerous significant agreements and activities. These include:

●
The Company’s financial condition improved dramatically as compared to the most recent fiscal year ended December 31, 2010 and the prior year same quarterly reporting period ended March 31, 2010 including but not limited to the following attributes:

▪
The Company reported a Net Income of $167,000 for the quarter ended March 31, 2011 as compared to a Net Loss of ($2,075,000) for the same prior quarter ended March 31, 2010; including a $1,176,000 gain associated with the recent divestiture of certain non-core wireless broadband assets and operations.

▪
The Company reported a Loss from continuing operations of ($758,000) for the quarter ended March 31, 2011 as compared to a Loss from continuing operations of ($1,663,000) for the same prior quarter ended March 31, 2010; an improvement of $905,000.

▪
The Company’s Energy Broadband, Inc. subsidiary reported revenues of $535,000 for the quarter ended March 31, 2011 as compared to revenues of $172,000 for the same prior year quarter ended March 31, 2010; an increase of $363,000 or 211%.

▪
The Company’s overall revenues increased by 24% as compared to the same prior year quarter; comprised of a decline of $122,000 in wireless internet services associated with the divestiture of certain non-core wireless broadband assets and operations, a $19,000 decline in wireless messaging services, a $5,000 decline in enterprise network services; offset by the $363,000 increase in revenues in our oil and gas operations subsidiary, Energy Broadband, Inc.

▪	The Company reported a reduction of $714,000 or 38% decline in Operating Expenses in the quarter ended March 31, 2011 as compared to the same prior year quarter ended March 31, 2010.

▪	The Company reported a $1,266,000 improvement in Shareholders’ Equity for the quarter ended March 31, 2011 as compared to the most recent balance sheet at fiscal year ended December 31, 2010.

▪
The Company’s liquidity position improved by $2,564,000 for the quarter ended March 31, 2011 as compared to the most recent balance sheet at fiscal year ended December 31, 2010; including a $1,211,000 increase in Current Assets, a $1,353,000 decrease in Current Liabilities that included $624,000 retirement of Long-term debt and Capital Lease obligations.

▪
Lastly, the Company invested $717,000 in cash during the quarter ended March 31, 2011for the purchase of assets in its Energy Broadband, Inc. subsidiary for the continued expansion of networks and infrastructure, including increasing its Mobile Broadband Trailer, (“MBT”) fleet associated with the increased oil and gas business growth being experienced.

●
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

●
The Company recently announced that it has entered into four separate contractual agreements with four Texas Independent School Districts to design, engineer, and construct wireless broadband networks utilizing the respective districts’ 2.5GHz Education Broadband Service (EBS) licenses.  Three of the four contracts represent one-time revenues to be recorded in the second fiscal quarter to end on June 30, 2011, while the fourth contract represents a five-year agreement for providing Direct Internet Access and Internet Protocol bandwidth circuits connecting all of the campuses in that school district under a Master Capacity Services Agreement.  These agreements mark the Company’s entry into a new strategic education vertical market that has been under development for some time.

●	The completion of a Master Services Agreement with KeyOn Communications to deliver digital oilfield solutions in 4 of the 11 states where KeyOn has networks, with initial focus in Texas and Kansas.

●	The completion of a Master Services Agreement with Bluebird Broadband Services to deliver digital oilfield solutions in the Haynesville Shale market covering northwest Louisiana and northeast Texas.

●	The completion of a Master Services Agreement with Advanced Data Technologies to deliver digital oilfield solutions in the western Eagle Ford Shale formation in South Texas.

●
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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2011, COMPARED TO THREE MONTHS ENDED MARCH 31, 2010

The following table sets forth summarized consolidated financial information for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
($ in thousands)	2011	2010	$ Change	% Change
Total sales	$1,129	$912	$217	24%
Cost of goods sold	723	697	26	4%
Gross profit	406	215	191	89%
Gross margin %	36%	24%
Operating expenses	1,164	1,878	(714)	-38%
Operating loss from continuing operations	(758)	(1,663)	905	54%
Other income/(expense)	1,003	(221)	1,224	554%
Income (loss) from continuing operations	245	(1,884)	2,129	113%
Loss from discontinued operations	(78)	(191)	113	59%
Net income (loss)	$167	$(2,075)	2,242	108%

For the three months ended March 31, 2011, the Company's business operations reflected a decrease in sales for Wireless Bundled Services (WBS), Enterprise Network Services (ENS), Wireless Messaging Services (WMS) with an offset of  increased  sales of Energy Broadband, Inc. (EBI). For the three months ended March 31, 2011, the Company's consolidated operations generated net sales of $1,129,000 compared to prior year net sales of $912,000. The $217,000 increase in net sales is primarily attributable to $122,000 decrease sales in WBS is primarily due to a reduction in our retail wireless and dialup customer base, $5,000 decrease sales in ENS due to reduction in sales of banking network installation and services, $19,000 decrease in WMS due to decline in wireless infrastructure sales and services and offset with a $363,000 increased sales in EBI from deployment of our Mobile Broadband Trailers (MBT’s) in the oil and gas regions.  Service sales increased $202,000 and product sales increased $15,000. The $217,000 increase is primarily attributable to WBS due to a reduction in our retail wireless and dialup customer base, offset with a $363,000 increased sales in EBI from deployment of our Mobile Broadband Trailers (MBT’s) in the oil and gas regions. For the three months ended March 31, 2011, the Company had a gross profit margin of 36%, compared to a gross profit margin 24% for the prior year. The $191,000 increase in gross profit margin is primarily attributed to the following factors; (i) approximately $130,000 increase in gross margin in EBI attributable to increase sales associated with (MBT’s) being utilize in the field in oil and gas regions and (ii) $17,000 increase in gross margins in ENS primarily related to decrease tower rent of our BankNet infrastructure (iii) $44,000 increase in gross margins in WBS primarily related to decrease third party service cost.

The Company incurred net income of $167,000 for the three months ended March 31, 2011. The Company's principal components had declining expenses over prior period March 31, 2010 which significantly contributed to the net income for the three months ended March 31, 2011. The following components included approximately $411,000 in depreciation and amortization expenses, $197,000 of interest expense, $226,000 of other general and administrative expense, $586,000 in employment expenses, $209,000 in professional services expense and a gain on sale of assets of $1,176,000 due to a sale of non-core assets of our North and Central Texas network on February 14th 2011.

SALES INFORMATION

Set forth below is a table presenting summarized sales information for our business segments for the three months ended March 31, 2011 and 2010.

($ in thousands)	Three Months Ended March 31,
Business Segment	2011	% of Total	2010	% of Total	$ Change	% Change
Wireless Messaging Services	$3	0%	$22	2%	$(19)	-86%
Wireless Bundled Services	544	48%	666	73%	(122)	-18%
Enterprise Network Services	47	4%	52	6%	(5)	-10%
Energy Broadband, Inc.	535	48%	172	19%	363	211%
Total Sales	$1,129	100%	$912	100%	$217	24%

For the three months ended March 31, 2011, net sales increased to $1,129,000 from $912,000 for the three months ended March 31, 2010. The overall increase of 24% was attributable to an increase of $363,000 of Energy Broadband, Inc., offset with a decrease of $122,000 of Wireless Bundled Services due to a reduction in our retail wireless and dialup customer base, decrease of $5,000 in Enterprise Network Services and a decrease in Wireless Messaging Services of $19,000. The $363,000 increased sales in EBI are from deployment of our Mobile Broadband Trailers (MBT’s) in the oil and gas regions, with an offset of $122,000 decreased sales in WBS due to a reduction in our retail wireless and dialup customer base, $5,000 decreased sales in ENS due to a reduction of banking network installation sales and services and $19,000 decrease in WMS due to a decline in wireless infrastructure sales and services.

COST OF GOODS SOLD

The following tables set forth summarized cost of goods sold information for the three months ended March 31, 2011 and 2010

($ in thousands)	Three Months Ended March 31,
Business Segment	2011	% of Total	2010	% of Total	$ Change	% Change
Wireless Messaging Services	$-	0%	$17	2%	$(17)	-100%
Wireless Bundled Services	327	45%	494	71%	(167)	-34%
Enterprise Network Services	75	10%	98	14%	(23)	-23%
Energy Broadband, Inc.	321	45%	88	13%	233	265%
Total cost of sales	$723	100%	$697	100%	$26	4%

	Three Months Ended March 31,
($ in thousands)	2011	2010	$ Change	% Change

Products and integration service	$306	$267	$39	15%
Rent and maintenance	75	96	(21)	-22%
Depreciation	342	334	8	2%
Total cost of sales	$723	$697	$26	4%

For the three months ended March 31, 2011, cost of goods sold increased by $26,000, or 4%, to $723,000 from $697,000 as compared to the three months ended March 31, 2010. The increase of $26,000 in cost of goods sold is primarily attributable to an increase of $233,000 in EBI due to increased depreciation and 3rd party services for deployment of our Mobile Broadband Trailers (MBT’s) in oil and gas regions and offset with a $23,000 decrease in ENS due to streamlining tower rent cost of our BankNet infrastructure, $167,000 decrease in WBS due to a decreasing third party cost and a decrease of $17,000 in WMS primarily related to materials and supplies associated with decrease sales.

OPERATING EXPENSES

The following table sets forth summarized operating expense information for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
($ in thousands)	2011	2010	$ Change	% Change

Employment expenses	$586	$1,016	$(430)	-42%
Professional services	209	405	(196)	-48%
Rent and maintenance	74	93	(19)	-20%
Depreciation and amortization	69	94	(25)	-27%
Other general and administrative	226	270	(44)	-16%
Total operating expenses	$1,164	$1,878	$(714)	-38%

For the three months ended March 31, 2011, operating expenses decreased by 38% to $1,164,000, as compared to $1,878,000 for the three months ended March 31, 2010. The decreases that occurred, as evidenced by the immediately preceding table, are discussed below:

●
A $430,000 decrease in employment expense. The decrease is primarily attributable to the centralization of our operations thus reducing our employee headcount to 52 at March 31, 2011 from 82 at March 31, 2010;

●	A $196,000 decreased in professional services. The decrease is primarily attributable to a reduction in consulting expense of $93,000, investor relations expense of $35,000 and legal of $30,000.

●	A $25,000 decrease in depreciation and amortization; and

●	A $44,000 decrease in other general and administrative expense.

OTHER (INCOME) EXPENSE, NET

For the three months ended March 31, 2011, the increase in other income is primarily attributable to gain on sale of assets of $1,176,000 on the asset sale of non-core assets of our North and Central Texas network on February 14th 2011and a decline in our interest expense, net on debt obligations totaling $197,000 and a reduction in our net derivative income to $13,000 as compared to interest expense, net of $393,000 and derivative income of $169,000 for the three months ended March 31, 2010. The derivative expense/income represents the net unrealized (non-cash) charge during the three months ended March 31, 2011 and 2010, in the fair value of our derivative instrument liabilities related to warrants and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately.

NET INCOME (LOSS)

For the three months ended March 31, 2011, our net income was $167,000 compared to a loss of $2,075,000 for the three months ended March 31, 2010. The increased net income for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010 is primarily attributable to the factors describe in the preceding tables.

CASH FLOWS

The Company's operating activities increased net cash used by operating activities to $949,000 in the three months ended March 31, 2011, compared to net cash used of $574,000 in the three months ended March 31, 2010. The increase in net cash used by operating activities was primarily attributable to our gain on sale of assets leading to an improvement in the company's net operating income of $167,000, net of negative $184,000 non-cash charges combined with $932,000 of cash used by fluctuations in working capital requirements consisting of the combination of accounts receivable, inventory, prepaid expenses, accounts payable, accrued expenses, deferred liability lease and deferred revenue.

The Company's investing activities provided net cash of $1,960,000 in the three months ended March 31, 2011, compared to net cash used of $352,000 in the three months ended March 31, 2010. The increase in investing activities is primarily the sale of non-core assets of our North and Central Texas network

The Company's financing activities used net cash of $296,000 in the three months ended March 31, 2011, compared to $773,000 of cash provided in the three months ended March 31, 2010. The cash used in the three months ended March 31, 2011, was primarily associated with debt and lease payments obligations related to the sale of non-core assets of our North and Central Texas.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2011, the Company's current assets totaled $2,130,000 (including cash and cash equivalents of $758,000); total current liabilities were $2,215,000, resulting in negative working capital of $85,000. The Company has funded operations to date primarily through a combination of utilizing cash on hand, borrowings and raising additional capital through the sale of its securities. The Company’s operation for the three months ended March 31, 2011, was primarily funded by proceeds from the Company's line of credit totaling $328,000 and the divestiture of certain non-core assets and operations receiving proceeds of $2,700,000.

CURRENT DEBT FACILITY

In June 2010, the Company increased its unsecured revolving credit facility with Angus Capital Partners a related party from $10.5 million to $12.0 million maturing December 31, 2013. At March 31, 2011, the Company had approximately $6,914,000 available on a $12.0 million unsecured revolving credit facility with Angus Capital Partners, with an outstanding balance of $5,086,000. The terms of the unsecured revolving credit facility will allow us to draw upon the facility as financing requirements dictate and provides for quarterly interest payments at an annual 12% rate. The loan may be prepaid without penalty or repaid at maturity.

ISSUANCE OF COMMON STOCK

During the three months ended March 31, 2011, we issued to various accredited investors and third parties (i) 58,945,000 shares for services rendered and debt conversions, and (ii) 3,735,270 shares upon conversion of Series A Preferred Stock. We relied on Section 4(2) of the Securities Act in effecting these transactions. During the three months ended March 31, 2011, we issued 14,171,000 shares of common stock to employees and business consultants, for aggregate consideration of $232,000 of services rendered, pursuant to a registration statement on form S-8.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2011, the Company did not have any significant off-balance-sheet arrangements other than certain office and tower facility operating leases requiring minimal commitments under non-cancelable leases disclosed in the table above.

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

ITEM 1A. RISK FACTORS

See Risk Factors in item 1A of the Company form 10-K of Fiscal year ended December 31, 2010.

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

Common Stock Issued for Debt Conversions and Services Rendered

In January, 2011, 44,813,000 shares of common stock at average price of $.0113 were issued for debt conversions and services rendered.

In February, 2011, 12,431,000 shares of common stock at average price of $.0113 were issued for debt conversions and services rendered.

In March, 2011, 15,872,000 shares of common stock at average price of $.0176 were issued for debt conversions and services rendered.

Common Stock Issued Upon Conversion of Series A Preferred Stock

On January 26, 2011, an accredited investor acquired 3,735,270 shares of common stock pursuant to Preferred A Conversions.

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

ERF Wireless, Inc.

By:	/s/ H. Dean Cubley
H. Dean Cubley Chief Executive Officer
Date:	May 23, 2011