Form 10-Q
period 2011-06-30
ERF Wireless, Inc.
filed 2011-08-22
CIK 1020646

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 1,468,421 (post split) common shares issued and outstanding as of August 12, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

ERF WIRELESS, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2011, AND DECEMBER 31, 2010
($ in thousands except share data)

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$108	$43
Securities held for resale	29	-
Accounts receivable, net	556	392
Accounts receivable, other	441	124
Inventories	279	255
Prepaid expenses and other current assets	128	105
Total current assets	1,541	919

Property and equipment
Property and equipment	9,007	10,001
Less: accumulated depreciation	(5,033)	(5,987)
Net property and equipment	3,974	4,014

Goodwill	176	1,255
Intangible assets, net	-	134
Other assets	63	170

Total assets	$5,754	$6,492

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Notes payable and current portion of long-term debt	$164	$598
Current portion of long-term capital leases	186	446
Accounts payable	751	872
Accrued expenses	810	1,139
Derivative liabilities	-	13
Deferred liability and revenue	276	500
Total current liabilities	2,187	3,568

Line of credit	4,483	5,225
Long-term debt, net of current portion	-	78
Long-term capital leases, net of current portion	284	343
Total liabilities	6,954	9,214

Commitments

Shareholders’ deficit:
Preferred stock - $.001 par value Series A authorized 25,000,000 shares Issued and outstanding at June 30, 2011, and December 31, 2010, 4,212,583 and 4,612,583, respectively	4	5
Common stock - $.001 par value Authorized 975,000,000 shares Issued and outstanding at June 30, 2011, and December 31, 2010, 602,722,047 and 392,402,346, respectively	603	392
Additional paid in capital	47,006	44,700
Accumulated deficit	(48,810)	(47,819)
Accumulated other comprehensive loss	(3)	-
Total shareholders’ deficit	(1,200)	(2,722)

Total liabilities and shareholders' deficit	$5,754	$6,492

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)
($ in thousands except loss per share)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Sales:
Products	$98	$81	$127	$94
Services	1,213	942	2,314	1,841
Total sales	1,311	1,023	2,441	1,935

Costs of goods sold:
Products and integration services	352	280	657	547
Rent, repairs and maintenance	124	109	200	205
Depreciation	334	340	676	674
Total costs of goods sold	810	729	1,533	1,426
Gross profit	501	294	908	509

Operating expenses:
Selling, general and administrative	1,431	1,723	2,526	3,507
Depreciation and amortization	62	118	131	212
Total operating expenses	1,493	1,841	2,657	3,719

Operating loss from continuing operations	(992)	(1,547)	(1,749)	(3,210)

Other income (expense):
Interest expense, net	(168)	(421)	(366)	(814)
Gain on sale of assets, net and other income	10	5	1,189	8
Unrealized (loss) on investment	(8)	-	-	-
Derivative income	-	157	13	326
Total other income (expense)	(166)	(259)	836	(480)
Loss from continuing operations	(1,158)	(1,806)	(913)	(3,690)
Loss from discontinued operations	-	(53)	(78)	(244)
Net loss	(1,158)	(1,859)	(991)	(3,934)

Other comprehensive loss:
Unrealized loss on securities held for sale	(3)	-	(3)	-
Total other comprehensive loss	(3)	-	(3)	-

Net loss applicable to common shareholders	$(1,161)	$(1,859)	$(994)	$(3,934)
Basic and diluted loss per common share:
Loss from continuing operations	$(0.00)	$(0.01)	$(0.00)	$(0.02)
Loss from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss	$(0.00)	$(0.01)	$(0.00)	$(0.02)

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)
($ in thousands)

	2011	2010

Cash flows from operating activities
Net loss from continuing operations and other revenue, net	$(913)	$(3,690)
Loss from discontinued operations	(78)	(244)
Net loss	(991)	(3,934)

Adjustments to reconcile net loss to net cash used by operating activities:
Gain on sale of assets	(1,183)	1
Amortization of debt discount	-	145
Depreciation and amortization	862	1,547
Stock based compensation	-	13
Stock issued for services rendered, interest and compensation	983	818
Derivative income	(13)	(326)
Bad debt expense	-	82
Changes in:
Accounts receivable, net	(158)	(76)
Accounts receivable, other	(17)	(7)
Inventories	(77)	(18)
Prepaid expenses	(23)	94
Costs and profits in excess of billings	-	(1)
Accounts payable	(110)	199
Accrued expenses	(325)	705
Deferred liability and revenue	(224)	(92)
Total adjustment	(285)	3,084
Net cash used by operating activities	(1,276)	(850)

Cash flows from investing activities
Purchase of property and equipment	(1,300)	(507)
Proceeds from sale of assets, net of cash received	2,708	8
Change in other assets	(27)	29
Net cash provided (used by) investing activities	1,381	(470)

Cash flows from financing activities
Net proceeds from line of credit	653	1,512
Proceeds from long-term debt obligations	-	759
Payment of long-term debt obligations	(374)	(767)
Payment on capital lease obligations	(319)	(456)
Proceeds from sale of common stock, net	-	252
Net cash (used) provided by financing activities	(40)	1,300

Net change in cash and cash equivalents	65	(20)
Cash and cash equivalents at the beginning of the period	43	228
Cash and cash equivalents at the end of the period	$108	$208

Supplemental disclosure of cash flow information:
Net cash paid during the year for:
Interest	$40	$151
Income taxes	$-	$-

Supplemental non-cash investing and financing activities:
Conversion of debt through issuance of common stock	$138	$674
Conversion of LOC and interest through issuance of Preferred stock	$-	$1,104
Conversion of LOC and interest through issuance of Common stock	$1,689	$-

See accompanying notes to consolidated financial statements.

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

Our internet revenues are recorded in “ERF Wireless Bundled Services, Inc. (WBS)”, construction of bank, healthcare and educational networks in our “ERF Enterprise Network Services, Inc. (ENS)” and other construction in “ERF Wireless Messaging Services, Inc. (WMS)” and wireless broadband products and services to rural oil and gas locations are recorded in Energy Broadband, Inc. (EBI)”. Please refer to segment footnote 10 for additional information regarding segment operations.

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

INVENTORIES

Inventories are valued at the lower of cost or market. The cost is determined by using the average cost method. Inventories consist of the following items as of June 30, 2011 and December 31, 2010, in thousands:

	June 30, 2011	December 31, 2010
Raw material	$47	$48
Work in process	31	-
Finished goods	201	207
	$279	$255

The Company has pledged all the finished goods inventory of WBS of $130,000 and $178,000 as collateral against outstanding notes as of June 30, 2011 and December 31, 2010, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS
Management does not anticipate that the recently issued but not yet effective accounting pronouncements will materially impact the Company’s financial condition.

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts Receivable consists of the following (in thousands):

	June 30, 2011	December 31, 2010
Accounts receivable	$639	$508
Allowance for doubtful accounts	(83)	(116)
Accounts receivable, net	$556	$392

The Company has pledged $214,000 and $333,000 of the accounts receivables of WBS as collateral against outstanding notes and capital leases as of June 30, 2011 and December 31, 2010, respectively.

NOTE 3 - DEBT CONVERSION

(a) LINE OF CREDIT

For the six months ended June 30, 2011, the Company has had several debt settlements of the unsecured revolving credit facility. See Note 8 for additional information on this facility.  The unsecured revolving credit facility provides financing for working capital requirements.  During the six months ended June 30, 2011 the Company issued 147,366,068 shares of its Common Stock for the settlement of $1,395,000 of debt and $294,000 in accrued interest for a total amount of $1,689,000. The Company issued Common Stock at an average price of $.0115 per share of the ERFW common stock the day the debt was settled.

(b) OTHER DEBT

During the six months ended June 30, 2011 the Company issued 9,406,210 and 1,336,425 shares of its Common Stock for the settlement of $138,000 of debt and $16,000 in current period interest, respectively, for a total amount of $154,000. The Company issued Common Stock at an average price of $.0143 per share of the ERFW common stock the day the debt was settled.

NOTE 4 - COMMON STOCK AND PREFERRED STOCK

The total number of shares of stock of all classes which the Company shall have the authority to issue is 1,000,000,000, of which 25,000,000 shall be shares of preferred stock with a par value of $.001 per share ("Preferred Stock"), and 975,000,000 shall be shares of common stock with a par value of $.001 per share ("Common Stock").

COMMON STOCK

As of June 30, 2011, there were 602,722,047 shares of common stock issued and outstanding.

During the six months ended June 30, 2011, the Company issued 202,849,161 shares of common stock which was valued at the closing market price on the date of issuance of such shares, which were issued in lieu of cash as payment for the following (in thousands):

June 30, 2011	Supplemental Non-Cash Disclosure
Professional fees	$183
Settlements	247
Services and compensation	216
Interest expense	311
Other services rendered	26
Total for services, interest, liabilities and compensation	$983

Notes payable	$138
Line of credit, principal	$1,395

PREFERRED STOCK

The Company has 25,000,000 shares of Preferred Stock of which 10,000,000 shares had been designated as Series A Preferred Stock. 4,212,583 and 4,612,583 Series A preferred shares were issued and outstanding at June 30, 2011 and December 31, 2010, respectively. With respect to the Series A Preferred Stock outstanding at June 30, 2011, the Company would be required to issue 78,675,662 shares of its common stock upon conversion. During the six months ended June 30, 2011, 400,000 Series A Preferred Stock were converted into net amount of 7,470,540 shares of common stock.

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

NOTE 5 – STOCK PLAN AND EMPLOYEE STOCK OPTIONS

In June 2011, the Board of directors increased the shares reserved under the 2011 Non-Qualified Stock Option Plan from 25,000,000 shares to 50,000,000. As of June 30, 2011 under the 2011 Non-Qualified Stock Option Plan, 28,688,954 shares were issued and outstanding by certain employees and consultants for services rendered.

2011 Plan
Shares initially reserved	50,000,000

Shares issued during 2011	28,688,954

Remaining shares available to be issued at June 30, 2011	21,311,046

Shares issued and outstanding as of June 30, 2011	28,688,954

In February 2011, the Board of directors adopted a Non-Qualified Stock Option Plan whereby 25,000,000 shares were reserved for issuance. As of June 30, 2011 under the 2011 Non-Qualified Stock Option Plan, all 25,000,000 shares were issued to certain employees and consultants for services rendered.

In June 2010, the Board of directors adopted a Non-Qualified Stock Option Plan whereby 25,000,000 shares were reserved for issuance. As of March 31, 2011, under the 2010 Non-Qualified Stock Option Plan, all 25,000,000 shares were issued to certain employees and consultants for services rendered.

NOTE 6 - EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amount):

	For the six months ended June 30, 2011
	Net loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS:
Loss from continuing operations	$(913)	494,684	$(0.00)
Loss from discontinued operations	$(78)	494,684	$(0.00)
Loss available to common stockholders	$(994)	494,684	$(0.00)
Effect of dilutive securities	-	-	-
Diluted EPS:
Loss available to common stockholders and assumed conversions	$(994)	494,684	$(0.00)

	For the six months ended June 30, 2010
	Net loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS:
Loss from continuing operations	$(3,690)	167,302	$(0.02)
Loss from discontinued operations	$(244)	167,302	$(0.00)
Loss available to common stockholders	$(3,934)	167,302	$(0.02)
Effect of dilutive securities	-	-	-
Diluted EPS:
Loss available to common stockholders	$(3,934)	167,302	$(0.02)

	For the three months ended June 30, 2011
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS:
Loss from continuing operations	$(1,158)	543,860	$(0.00)
Loss from discontinued operations	$-	543,860	$-
Loss available to common stockholders	$(1,161)	543,860	$(0.00)
Effect of dilutive securities	-		-
Diluted EPS:
Loss available to common stockholders and assumed conversions	$(1,161)	543,860	$(0.00)

	For the three months ended June 30, 2010
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS:
Loss from continuing operations	$(1,806)	181,896	$(0.01)
Loss from discontinued operations	$(53)	181,896	$(0.00)
Loss available to common stockholders	$(1,859)	181,896	$(0.01)
Effect of dilutive securities	-	-	-
Diluted EPS:
Loss available to common stockholders and assumed conversions	$(1,859)	181,896	$(0.01)

For the six months ended June 30, 2011, dilutive securities existed. Diluted earnings per share reflect the potential dilution of a security that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities.

The calculation of diluted earnings per share for the six months ended June 30, 2011 includes 325,000 shares of common stock assuming all employee stock options were exercised; 1,933,297 shares of common stock assuming all warrants were exercised; 78,675,662 shares of common stock assuming all Series A Preferred Stock were converted due to their anti-dilutive effect.

NOTE 7 - MAJOR CUSTOMERS

The Company had gross sales of approximately $2,441,000 and $1,935,000 for the six months ended June 30, 2011 and 2010, respectively. The Company had one customer that represented more than 39% of the gross sales in the six months ended June 30, 2011 and 2010.

NOTE 8 - NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASES

Notes payable, long-term debts and capital leases consist of the following as of June 30, 2011 (in thousands):

	Terms	Maturity Date	Interest Rate	Balance
Bancleasing, Inc.	$10,660 / Month including interest	October-14	11.62%	$374
Agility Capital Lease	$16,997 / Month including interest	Various	18.82%	97
Centramedia	$56,342 / Quarterly including interest	December-11	7.50%	162
Premium Assignment, Insurance notes	$2,434 / Month including interest	September-11	7.54%	1
Line of credit	2 years/ Quarterly interest (See below)	December-13	12.00%	4,483
Total debt				5,117
Less current maturities				(350)
Long-term debt				$4,767

LINE OF CREDIT

During June 2010, the Company increased its unsecured revolving credit facility with Angus Capital Partners, a related party, from $10.5 million to $12.0 million maturing December 31, 2013. The terms of the unsecured revolving credit facility allow the Company to draw upon the facility as financing requirements dictate and provide for quarterly interest payments at a 12% rate per annum. The payment of principal and interest may be paid in cash, common shares or preferred shares at the Company’s election. At June 30, 2011, the outstanding balance on the line of credit totaled $4,483,000 with a remaining line of credit availability of $7,517,000.

For the six months ended June 30, 2011, the Company has had several debt settlements of the unsecured revolving credit facility. The unsecured revolving credit facility provides financing for working capital requirements.  During the six months ended June 30, 2011 the Company issued 147,366,068 shares of its Common Stock for the settlement of $1,395,000 of debt and $294,000 in accrued interest for a total amount of $1,689,000. The Company issued Common Stock at an average price of $.0115 per share of the ERFW common stock the day the debt was settled.

CAPITAL LEASES

Agility Lease Fund, LLC Included in property and equipment at June 30, 2011, is $88,749 capitalized equipment, net of amortization. The equipment and one of the Company's bank accounts are the primary collateral securing the financing with a guarantee of repayment by ERF Wireless, Inc.

Banc Leasing Inc., Included in property and equipment at June 30, 2011, is $422,539 capitalized equipment, net of amortization. The equipment is the primary collateral securing the financing.

NOTE 9 - COMMITMENTS

LEASES AND LICENSE AGREEMENTS

For the six months ended June 30, 2011 and 2010, rental expenses of approximately $364,000 and $453,000, respectively, were incurred. The Company accounts for rent expense under leases that provide for escalating rentals over the related lease term on a straight-line method. The Company occupies office and tower facilities under several non-cancelable operating lease agreements expiring at various dates through September 2018, and requiring payment of property taxes, insurance, maintenance and utilities.

Future minimum lease payments under non-cancelable operating leases at June 30, 2011, were as follows (in thousands):

Period Ending December 31,	Amount
2011	$158
2012	54
2013	12
2014	8
2015	7
Thereafter	16
Total	$255

Banc Leasing Inc.

During August 2007, the Company entered into a contract with Banc Leasing Inc., to fund the Company’s US-BankNet System. The funding is provided only after a contract is signed with financial institution. Each funding is collateralize by the equipment and normally is repaid over a seven year period with interest established at the date of the inception of the lease. Each lease has a $1 buyout provision. The details of the capital lease are included in footnote 8.

Purchase Commitment – Mobile Broadband Trailers

On March 15, 2011, the Company entered into a settlement agreement with the current manufacturer of mobile broadband trailers (MBT’s). Under the terms of this settlement the Company agreed to purchase an additional 168 MBT’s and replacement inventory on a delivery schedule which commenced March 15 2011 and terminates October 1 2013.  The estimated value of the purchase obligation is $3,000,000.

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

Enterprise Network Services (ENS)

ENS provides product and service to operate an enterprise-class encrypted wireless banking network business. Also, ENS provides the CryptoVue System consisting of software, site-based hardware devices and servers to perform network encryption; contracts for the construction, operation, monitoring and maintenance of fixed wireless networks for banking, healthcare and educational customers; trade names, equipment and software, including the software architecture and design.

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

The Company’s industry segment data for the three months ended June 30, 2011and 2010 is as follows (in thousands):

Three Months Ended June 30, 2011	WMS	WBS	EBI	ENS	Total
Revenue	$1	$554	$642	$114	$1,311
Segment (loss) income	(10)	(141)	53	(3)	(101)
Segment assets	-	1,955	2,294	1,332	5,581
Capital expenditures	-	146	318	106	570
Depreciation and amortization	-	239	88	53	380

Three Months Ended June 30, 2010	WMS	WBS	EBI	ENS	Total
Revenue	$63	$619	$206	$135	$1,023
Segment (loss) income	5	(374)	(61)	(94)	(524)
Segment assets	66	4,907	1,168	1,485	7,626
Capital expenditures	-	83	51	-	134
Depreciation and amortization	4	344	34	55	437

Reconciliation of Segment Loss from Operations	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
Total segment loss from operations	$(101)	$(524)
Total corporate overhead	(891)	(1,023)
Consolidated loss from operations	$(992)	$(1,547)

The Company’s industry segment data for the six months ended June 30, 2011and 2010 is as follows (in thousands):

Six Months Ended June 30, 2011	WMS	WBS	EBI	ENS	Total
Revenue	$4	$1,098	$1,178	$161	$2,441
Segment (loss) income	(18)	(262)	87	(34)	(227)
Segment assets	-	1,955	2,294	1,332	5,581
Capital expenditures	-	268	908	106	1,282
Depreciation and amortization	-	494	171	106	771

Six Months Ended June 30, 2010	WMS	WBS	EBI	ENS	Total
Revenue	$85	$1,285	$378	$187	$1,935
Segment (loss) income	(40)	(739)	(156)	(244)	(1,179)
Segment assets	66	4,907	1,168	1,485	7,626
Capital expenditures	-	175	326	-	501
Depreciation and amortization	7	660	63	111	841

Reconciliation of Segment Loss from Operations	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Total segment loss from operations	$(227)	$(1,179)
Total corporate overhead	(1,522)	(2,031)
Consolidated loss from operations	$(1,749)	$(3,210)

Reconciliation of Segment Assets to Total Assets	June 30, 2011	December 31, 2010
Total segment assets	$5,581	$6,294
Total corporate assets	173	198
Consolidated assets	$5,754	$6,492

The accounting policies of the reportable segments are the same as those described in footnote one. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, accounting changes and non-recurring items.

For the six months ended June 30, 2011, one customer accounts for $941,000 of EBI revenues.

NOTE 11 - ASSET PURCHASE AND SALE AGREEMENT

On February 14, 2011, the Company sold its North and Central Texas operations and assets for $2,700,000, in cash, settlement holdback receivable of $300,000 and 100,000 common shares of Keyon Communications, a public company.

The asset sale to Keyon Communication Holding; Inc. on February 14, 2011, were as follows (in thousands):

Keyon Communications asset sale

Gain on sale of assets to Keyon Communications Holdings Inc.	$1,176
Accounts receivable	(6)
Inventory	53
Deposits	134
Property and equipment	489
Goodwill	1,079
Identifiable intangible assets	122
Accounts payable	(11)
Accrued expenses	(4)
Asset selling price	3,032
Holdback settlement receivable	(300)
Equity securities	(32)
Proceeds from sale of assets	$2,700

As a condition of the closing of the asset purchase and sale agreement, the Company paid off $431,000 of notes payable and capital leases during the period ended June 30, 2011.

The holdback receivable of $300,000 was paid in full net of any settlement expenses.

NOTE 12 - SUBSEQUENT EVENTS

Subsequent to June 30, 2011, the Company issued 262,977 (post split) shares of common stock for services rendered, debt, exchange of liabilities, and conversion of preferred stock.

ERF Wireless, Inc., ERFW reverse stock split of 1 for 500 effective August 5, 2011

On August 5, 2011 the company's board of directors and stockholders with a majority of the company's voting power approved an amendment to the company's Articles of Incorporation to affect a reverse split of the company's common stock at a ratio of 1 for 500. Any whole number of outstanding shares between and including 2 and 500 would be combined into one share of common stock, at a ratio selected by the board. There would be no change to the authorized shares of common stock of the company as a result of the reverse stock split and any fractional shares would be rounded up.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the other sections of this quarterly report on Form 10-Q, including the financial statements.

OUR MARKETS AND BUSINESS STRATEGY

Historically, our revenues have been generated primarily from Internet and construction services.  Our Internet revenues result from our offering of broadband and basic communications services to residential and enterprise customers.  Our construction revenues result from the construction of bank networks and other services associated with providing wireless products and services to the regional banking industry.  During the three months ended June 30, 2011, approximately 42% of our revenues were generated from internet services, 49% of our revenues were generated from providing broadband services to the energy industry and 9% of our revenues were generated from construction services. We expect that our internet services will experience a decline in 2011 as a result of our recent divestiture of certain wireless broadband assets and operations in territories that are not core to our oil and gas vertical market focus and that the most growth during fiscal 2011 will continue to come from devoting significant capital resources to developing the oil and gas market utilizing wireless services.

During the second quarter of fiscal 2011, the Company continued to make progress with its strategic business plan as evidenced by the completion and announcement of numerous significant agreements and activities. These include:

●
The Company’s financial condition improved dramatically as compared to the most recent fiscal year ended December 31, 2010 and the prior year same quarterly and six month reporting period ended June 30, 2010 including but not limited to the following attributes:

●
The Company reported a Net Loss of $1,161,000 for the quarter ended June 30, 2011 as compared to a Net Loss of $1,859,000 for the same prior quarter ended June 30, 2010; an improvement of $698,000 or 38%.

●
The Company reported a Net Loss of $994,000 for the six month period ended June 30, 2011 as compared to a Net Loss of $3,934,000 for the same prior six month period ended June 30, 2010; an improvement of $2,940,000 or 75% that included a $1,176,000 gain associated with the recent divestiture of certain non-core wireless broadband assets and operations, and gain on the sale of other assets of $8,000.

●
The Company reported a Loss from operations of $992,000 for the quarter ended June 30, 2011 as compared to a Loss from continuing operations of $1,547,000 for the same prior quarter ended June 30, 2010; an improvement of $555,000 or 36%.

●
The Company’s Energy Broadband, Inc. subsidiary reported revenues of $642,000 for the quarter ended June 30, 2011 as compared to revenues of $206,000 for the same prior year quarter ended June 30, 2010; an increase of $436,000 or 212%.

●
The Company’s Energy Broadband, Inc. subsidiary reported revenues of $1,178,000 for the six month period ended June 30, 2011 as compared to revenues of $378,000 for the same prior year six month period ended June 30, 2010; an increase of $800,000 or 212%.

●
The Company’s overall revenues increased by 28% as compared to the same prior year quarter; comprised of a decline of $65,000 in wireless internet services, a $62,000 decline in wireless messaging services, a $21,000 decline in enterprise network services; offset by the $436,000 increase in revenues in our oil and gas operations subsidiary, Energy Broadband, Inc.

	●	The Company reported a reduction of $348,000 or 19% decline in Operating Expenses in the quarter ended June 30, 2011 as compared to the same prior year quarter ended June 30, 2010.

	●	The Company reported a $1,522,000 improvement in Shareholders’ Equity for the quarter ended June 30, 2011 as compared to the most recent balance sheet at fiscal year ended December 31, 2010.

●
The Company’s liquidity position improved by $2,003,000 for the quarter ended June 30, 2011 as compared to the most recent balance sheet at fiscal year ended December 31, 2010; including a $622,000 increase in Current Assets, a $1,381,000 decrease in Current Liabilities that included $693,000 retirement of Long-term debt and Capital Lease obligations.

●
Lastly, the Company invested $1,300,000 in cash during the six month period ended June 30, 2011, primarily for the purchase of assets in its Energy Broadband, Inc. subsidiary for the continued expansion of networks and infrastructure, including increasing its Mobile Broadband Trailer, (“MBT”) fleet associated with the increased oil and gas business growth being experienced.

●
The Company recently completed four separate wireless broadband projects with four Texas Independent Public School Districts. That involved the design, engineering, and construction of wireless broadband networks utilizing the respective districts’ 2.5GHz Education Broadband Service (EBS) licenses.  Three of the four contracts represent one-time revenues that were recorded in the second fiscal quarter to end on June 30, 2011, while the fourth contract represents a five-year agreement for providing Direct Internet Access and Internet Protocol bandwidth circuits connecting all of the campuses in that school district under a Master Capacity Services Agreement; with revenue recognition to begin on July 1, 2011.  These projects mark the Company’s entry into a new strategic education vertical market that has been under development for some time.

●	The completion of a Master Services Agreement with TISD, Inc. to deliver digital oilfield solutions in the northeastern Eagle Ford Shale market in South Texas.

●	The Company implemented a reverse split of 1 for 500 effective August 5, 2011.

●
The Company announced that it would dividend one unit of Energy Broadband, Inc. securities consisting of 100 Energy Broadband common shares, one warrant to purchase 100 shares at a fixed price of $4.00 per share and one warrant to purchase an additional 100 shares at a fixed price of $6.00 per share for each 200 shares of ERF Wireless, Inc. common stock, or preferred stock convertible into 200 common shares, that a shareholder owns as of September 30, 2011.

●
The Company announced that it has filed the formal arbitration documentation to conduct arbitration of a major contractual dispute between ERF Wireless and Schlumberger Technology Corporation, a subsidiary of Schlumberger, Ltd. (NYSE: SLB). This dispute has arisen regarding two exclusive reseller contracts between Schlumberger and ERF Wireless signed January 16, 2009, and still continuing until January 15, 2012, unless cancelled due to a default by either party or extended under the provisions of the contracts.  Neither Schlumberger nor ERF Wireless cancelled the contract due to default of the other party. The arbitration now commenced involves one of these contracts with the GCS Division of Schlumberger for all of the U.S. including the Gulf of Mexico. A second and similar contract for all of Canada with their Canadian Division may be the subject of a separate proceeding. In spite of this contractual dispute, ERF Wireless has continued to expand its wireless network coverage in most North American oil and gas regions, as required by the contracts, and to increase its market presence by servicing industry customers that were originally exempted from the exclusivity provisions of the contracts. The ruling in the arbitration will be binding, and the arbitration is expected to be completed by year end.

The Company's revenue is generated primarily from the sale of wireless communications products and services, including providing reliable, enterprise-class wireless broadband services. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2011, COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2010

The following table sets forth summarized consolidated financial information for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Total sales	$1,311	$1,023	$288	28%	$2,441	$1,935	$506	26%
Cost of goods sold	810	729	81	11%	1,533	1,426	107	8%
Gross profit	501	294	207	70%	908	509	399	78%
Percent of total sales	38%	29%			37%	26%
Operating expenses	1,493	1,841	(348)	-19%	2,657	3,719	(1,062)	-29%
Loss from operations	(992)	(1,547)	555	-36%	(1,749)	(3,210)	1,461	-46%
Other income/(expense)	(166)	(259)	93	-36%	836	(480)	1,316	-274%
Loss from continuing operations	(1,158)	(1,806)	648	36%	(913)	(3,690)	2,777	75%
Loss from discontinued operations	-	(53)	53	100%	(78)	(244)	166	68%
Other comprehensive loss	(3)	-	(3)	-100%	(3)	-	(3)	-100%
Net loss	$(1,161)	$(1,859)	$698	-38%	$(994)	$(3,934)	$2,940	-75%

For the three months ended June 30, 2011, the Company's business operations reflected a decrease in sales for Wireless Bundled Services (WBS), Enterprise Network Services (ENS), and Wireless Messaging Services (WMS) with an offset of increased sales of Energy Broadband, Inc. (EBI). For the three months ended June 30, 2011, the Company's consolidated operations generated net sales of $1,311,000 compared to prior year net sales of $1,023,000. The $288,000 increase in net sales is primarily attributable to $65,000 decrease sales in WBS is primarily due to a reduction in our retail wireless and dialup customer base, $21,000 decrease sales in ENS due to reduction in sales of banking network installation and services, $62,000 decrease in WMS due to decline in wireless infrastructure sales and services and offset with a $436,000 increased sales in EBI from deployment of our Mobile Broadband Trailers (MBT’s) in the oil and gas regions.  Service sales increased $271,000 and product sales increased $17,000 for a total increase of $288,000. For the three months ended June 30, 2011, the Company had a gross profit margin of 38%, compared to a gross profit margin 29% for the prior year. The $207,000 increase in gross profit margin is primarily attributed to the following factors; (i) approximately $77,000 increase in gross margin in EBI attributable to increase sales associated with (MBT’s) utilize in the field in oil and gas regions and (ii) $8,000 increase in gross margins in ENS primarily related to decrease tower rent of our BankNet infrastructure (iii) $164,000 increase in gross margins in WBS primarily related to decrease third party service cost, with an offset of $42,000 in WMS due to decline in wireless infrastructure sales and services.

For the six months ended June 30, 2011, the Company's business operations reflected a decrease in sales for Wireless Bundled Services (WBS), Enterprise Network Services (ENS), and Wireless Messaging Services (WMS) with an offset of increased sales of Energy Broadband, Inc. (EBI). For the six months ended June 30, 2011, the Company's consolidated operations generated net sales of $2,441,000 compared to prior year net sales of $1,935,000. The $506,000 increase in net sales is primarily attributable to $187,000 decrease sales in WBS is primarily due to a reduction in our retail wireless and dialup customer base, $26,000 decrease sales in ENS due to reduction in sales of banking network installation and services, $81,000 decrease in WMS due to decline in wireless infrastructure sales and services and offset with a $800,000 increased sales in EBI from deployment of our Mobile Broadband Trailers (MBT’s) in the oil and gas regions.  Service sales increased $473,000 and product sales increased $33,000 for a total increase of $506,000. For the six months ended June 30, 2011, the Company had a gross profit margin of 37%, compared to a gross profit margin 26% for the prior year. The $399,000 increase in gross profit margin is primarily attributed to the following factors; (i) approximately $291,000 increase in gross margin in EBI attributable to increase sales associated with (MBT’s) utilize in the field in oil and gas regions and (ii) $25,000 increase in gross margins in ENS primarily related to decrease tower rent of our BankNet infrastructure (iii) $127,000 increase in gross margins in WBS primarily related to decrease third party service cost, with an offset of $44,000 in WMS due to decline in wireless infrastructure sales and services.

The Company incurred a net loss including other comprehensive loss of $1,161,000 for the three months ended June 30, 2011. The Company's principal components had declining expenses over prior period June 30, 2010 which significantly contributed to the reduction in net loss for the three months ended June 30, 2011. The  components included approximately $396,000 in depreciation and amortization expenses, $168,000 of interest expense, $250,000 of other general and administrative expense, $746,000 in employment expenses and $318,000 in professional services expense.

The Company incurred a net loss including other comprehensive loss of $994,000 for the six months ended June 30, 2011. The Company's principal components had declining expenses over prior period June 30, 2010 which significantly contributed to the reduction in net loss for the six months ended June 30, 2011. The  components included approximately $807,000 in depreciation and amortization expenses, $366,000 of interest expense, $476,000 of other general and administrative expense, $1,332,000 in employment expenses, $707,000 in professional services expense, and a gain on sale of assets of $1,176,000 due to a sale of non-core assets of our North and Central Texas network on February 14th 2011, and a gain on sale of other assets of $8,000.

SALES INFORMATION

Set forth below is a table presenting summarized sales information for our business segments for the three months and six months ended June 30, 2011 and 2010.

($ in thousands)	Three Months Ended June 30,
Business Segment	2011	% of Total	2010	% of Total	$ Change	% Change
Wireless Messaging Services	$1	0%	$63	6%	$(62)	-98%
Wireless Bundled Services	554	42%	619	61%	(65)	-11%
Enterprise Network Services	114	9%	135	13%	(21)	-16%
Energy Broadband, Inc.	642	49%	206	20%	436	212%
Total Sales	$1,311	100%	$1,023	100%	$288	28%

($ in thousands)	Six Months Ended June 30,
Business Segment	2011	% of Total	2010	% of Total	$ Change	% Change
Wireless Messaging Services	$4	0%	$85	4%	$(81)	-95%
Wireless Bundled Services	1,098	45%	1,285	66%	(187)	-15%
Enterprise Network Services	161	7%	187	10%	(26)	-14%
Energy Broadband, Inc.	1,178	48%	378	20%	800	212%
Total Sales	$2,441	100%	$1,935	100%	$506	26%

For the three months ended June 30, 2011, net sales increased to $1,311,000 from $1,023,000 for the three months ended June 30, 2010. The overall increase of 28% was attributable to an increase of $436,000 of Energy Broadband, Inc., offset with a decrease of $65,000 of Wireless Bundled Services due to a reduction in our retail wireless and dialup customer base, decrease of $21,000 in Enterprise Network Services and a decrease in Wireless Messaging Services of $62,000. The $436,000 increased sales in EBI are from deployment of our Mobile Broadband Trailers (MBT’s) in the oil and gas regions, with an offset of $65,000 decreased sales in WBS due to a reduction in our retail wireless and dialup customer base, $21,000 decreased sales in ENS due to a reduction of banking network installation sales and services and $62,000 decrease in WMS due to a decline in wireless infrastructure sales and services.

For the six months ended June 30, 2011, net sales increased to $2,441,000 from $1,935,000 for the six months ended June 30, 2010. The overall increase of 26% was attributable to an increase of $800,000 of Energy Broadband, Inc., offset with a decrease of $187,000 of Wireless Bundled Services due to a reduction in our retail wireless and dialup customer base, decrease of $26,000 in Enterprise Network Services and a decrease in Wireless Messaging Services of $81,000. The $800,000 increased sales in EBI are from deployment of our Mobile Broadband Trailers (MBT’s) in the oil and gas regions, with an offset of $187,000 decreased sales in WBS due to a reduction in our retail wireless and dialup customer base, $26,000 decreased sales in ENS due to a reduction of banking network installation sales and services and $81,000 decrease in WMS due to a decline in wireless infrastructure sales and services.

COST OF GOODS SOLD

The following tables set forth summarized cost of goods sold information for the three months ended June 30, 2011 and 2010.

($ in thousands)	Three Months Ended June 30,
Business Segment	2011	% of Total	2010	% of Total	$ Change	% Change
Wireless Messaging Services	$-	0%	$19	3%	$(19)	-100%
Wireless Bundled Services	333	41%	481	66%	(148)	-31%
Enterprise Network Services	112	14%	140	19%	(28)	-20%
Energy Broadband, Inc.	365	45%	89	12%	276	310%
Total cost of sales	$810	100%	$729	100%	$81	11%

	Three Months Ended June 30,
($ in thousands)	2011	2010	$ Change	% Change

Products and integration service	$352	$280	$72	26%
Rent and maintenance	124	109	15	14%
Depreciation	334	340	(6)	-2%
Total cost of sales	$810	$729	$81	11%

For the three months ended June 30, 2011, cost of goods sold increased by $81,000, or 11%, to $810,000 from $729,000 as compared to the three months ended June 30, 2010. The increase of $81,000 in cost of goods sold is primarily attributable to an increase of $276,000 in EBI due to increased 3rd party services for deployment of our Mobile Broadband Trailers (MBT’s) in oil and gas regions and offset with a $28,000 decrease in ENS due to streamlining tower rent cost of our BankNet infrastructure, $147,000 decrease in WBS due to a decreasing third party cost and a decrease of $20,000 in WMS primarily related to materials and supplies associated with decrease sales.

The following tables set forth summarized cost of goods sold information for the six months ended June 30, 2011 and 2010.

($ in thousands)	Six Months Ended June 30,
Business Segment	2011	% of Total	2010	% of Total	$ Change	% Change
Wireless Messaging Services	$-	0%	$36	3%	$(36)	-100%
Wireless Bundled Services	660	43%	975	68%	(315)	-32%
Enterprise Network Services	187	12%	238	17%	(51)	-21%
Energy Broadband, Inc.	686	45%	177	12%	509	288%
Total Cost of Goods	$1,533	100%	$1,426	100%	$107	8%

	Six Months Ended June 30,
($ in thousands)	2011	2010	$ Change	% Change

Products and integration service	$657	$547	$110	20%
Rent and maintenance	200	205	(5)	-2%
Depreciation	676	674	2	0%
Total Operating Expenses	$1,533	$1,426	$107	8%

For the six months ended June 30, 2011, cost of goods sold increased by $107,000, or 8%, to $1,533,000 from $1,426,000 as compared to the six months ended June 30, 2010. The increase of $107,000 in cost of goods sold is primarily attributable to an increase of $509,000 in EBI due to increased 3rd party services for deployment of our Mobile Broadband Trailers (MBT’s) in oil and gas regions and offset with a $51,000 decrease in ENS due to streamlining tower rent cost of our BankNet infrastructure, $314,000 decrease in WBS due to a decreasing third party cost and a decrease of $37,000 in WMS primarily related to materials and supplies associated with decrease sales.

OPERATING EXPENSES

The following table sets forth summarized operating expense information for the three months and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change

Employment expenses	$746	$946	$(200)	-21%	$1,332	$1,963	$(631)	-32%
Professional services	318	302	16	5%	526	707	(181)	-26%
Rent and maintenance	117	88	29	33%	192	181	11	6%
Depreciation and amortization	62	118	(56)	-47%	131	212	(81)	-38%
Other general and administrative	250	387	(137)	-35%	476	656	(180)	-27%
Total operating expenses	$1,493	$1,841	$(348)	-19%	$2,657	$3,719	$(1,062)	-29%

For the three months ended June 30, 2011, operating expenses decreased by 19% to $1,493,000, as compared to $1,841,000 for the three months ended June 30, 2010. The decreases that occurred, as evidenced by the immediately preceding table, are discussed below:

●
A $200,000 decrease in employment expense. The decrease is primarily attributable to the centralization of our operations thus reducing our employee headcount to 51 at June 30, 2011 from 67 at June 30, 2010;

●	A $16,000 increased in professional services.

●	A $56,000 decrease in depreciation and amortization; and

●	A $137,000 decrease in other general and administrative expense.

For the six months ended June 30, 2011, operating expenses decreased by 29% to $2,657,000, as compared to $3,719,000 for the six months ended June 30, 2010. The decreases that occurred, as evidenced by the immediately preceding table, are discussed below:

●
A $631,000 decrease in employment expense. The decrease is primarily attributable to the centralization of our operations thus reducing our employee headcount to 51 at June 30, 2011 from 67 at June 30, 2010;

●	A $181,000 decrease in professional services.

●	A $81,000 decrease in depreciation and amortization; and

●	A $180,000 decrease in other general and administrative expense.

OTHER (INCOME) EXPENSE, NET

For the six months ended June 30, 2011, the increase in other income is primarily attributable to gain on sale of assets of $1,176,000 on the asset sale of non-core assets of our North and Central Texas network on February 14, 2011, gain on sale of other assets of $8,000 and a decline in our interest expense, net on debt obligations totaling $366,000 and a reduction in our net derivative income to $13,000 as compared to interest expense, net of $814,000 and derivative income of $326,000 for the six months ended June 30, 2010. The derivative expense/income represents the net unrealized (non-cash) charge during the six months ended June 30, 2011 and 2010, in the fair value of our derivative instrument liabilities related to warrants and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately.

NET LOSS

For the six months ended June 30, 2011, our net loss before other comprehensive loss was $991,000 compared to a loss of $3,934,000 for the six months ended June 30, 2010. The decrease in the net loss for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010 is primarily attributable to the factors describe in the preceding tables.

CASH FLOWS

The Company's operating activities increased net cash used by operating activities to $1,276,000 in the six months ended June 30, 2011, compared to net cash used of $850,000 in the six months ended June 30, 2010. The increase in net cash used by operating activities was primarily attributable to our gain on sale of assets leading to an improvement in the company's net operating loss of $991,000, net of $615,000 non-cash charges combined with $900,000 of cash used by fluctuations in working capital requirements consisting of the combination of accounts receivable, inventory, prepaid expenses, accounts payable, accrued expenses, deferred liability lease and deferred revenue.

The Company's investing activities provided net cash of $1,381,000 in the six months ended June 30, 2011, compared to net cash used of $470,000 in the three months ended June 30, 2010. The increase in investing activities is primarily the sale of non-core assets of our North and Central Texas network

The Company's financing activities used net cash of $40,000 in the six months ended June 30, 2011, compared to $1,300,000 of cash provided in the six months ended June 30, 2010. The cash used in the six months ended June 30, 2011, was primarily associated with debt and lease payments obligations related to the sale of non-core assets of our North and Central Texas.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2011, the Company's current assets totaled $1,541,000 (including cash and cash equivalents of $108,000); total current liabilities were $2,187,000, resulting in negative working capital of $646,000. The Company has funded operations to date primarily through a combination of utilizing cash on hand, borrowings and raising additional capital through the sale of its securities. The Company’s operation for the three months ended June 30, 2011, was primarily funded by proceeds from the Company's line of credit totaling $653,000 and the divestiture of certain non-core assets and operations receiving proceeds of $2,700,000.

CURRENT DEBT FACILITY

In June 2010, the Company increased its unsecured revolving credit facility with Angus Capital Partners a related party from $10.5 million to $12.0 million maturing December 31, 2013. At June 30, 2011, the Company had approximately $7,517,000 available on a $12.0 million unsecured revolving credit facility with Angus Capital Partners, with an outstanding balance of $4,483,000. The terms of the unsecured revolving credit facility will allow us to draw upon the facility as financing requirements dictate and provides for quarterly interest payments at an annual 12% rate. The loan may be prepaid without penalty or repaid at maturity.

ISSUANCE OF COMMON STOCK

During the three months ended June 30, 2011, we issued to various accredited investors and third parties (i) 111,386,428 shares for services rendered and debt conversions, and (ii) 3,735,270 shares upon conversion of Series A Preferred Stock. We relied on Section 4(2) of the Securities Act in effecting these transactions. During the three months ended June 30, 2011, we issued 18,347,000 shares of common stock to employees and business consultants, for aggregate consideration of $179,000 of services rendered, pursuant to a registration statement on form S-8.

During the six months ended June 30, 2011, we issued to various accredited investors and third parties (i) 170,331,850 shares for services rendered and debt conversions, and (ii) 7,470,540 shares upon conversion of Series A Preferred Stock. We relied on Section 4(2) of the Securities Act in effecting these transactions. During the six months ended June 30, 2011, we issued 32,518,311 shares of common stock to employees and business consultants, for aggregate consideration of $411,000 of services rendered, pursuant to a registration statement on form S-8.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2011, the Company did not have any significant off-balance-sheet arrangements other than certain office and tower facility operating leases requiring minimal commitments under non-cancelable leases disclosed in the table above.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

On January 13, 2009, the Company entered into exclusive reseller agreements with Schlumberger Technology Corporation and Schlumberger Canada Limited (Schlumberger).  Currently, the contract is in operation in its second year.  During the fourth quarter of 2010 the Company and Schlumberger entered into a contractual mediation to resolve various financial issues.  During 2011 the Company and Schlumberger were unable to resolve these financial issues through mediation and the Company has initiated binding arbitration as mandated in the contract.

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

Common Stock Issued for Debt Conversions and Services Rendered

In April, 2011, 46,810,000 shares of common stock at average price of $.0117 were issued for debt conversions and services rendered.

In May, 2011, 20,000,000 shares of common stock at average price of $.0100 were issued for debt conversions and services rendered.

In June, 2011, 44,577,000 shares of common stock at average price of $.0101 were issued for debt conversions and services rendered.

Common Stock Issued Upon Conversion of Series A Preferred Stock

On June 23, 2011, an accredited investor acquired 3,735,270 shares of common stock pursuant to Preferred A Conversions.

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

ERF Wireless, Inc.

August 22, 2011	By:	/s/ H. Dean Cubley
H. Dean Cubley
Chief Executive Officer