Form 10-Q
period 2011-09-30
ERF Wireless, Inc.
filed 2011-11-18
CIK 1020646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 1,920,576 common shares issued and outstanding as of November 16, 2011

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

ERF WIRELESS, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2011, AND DECEMBER 31, 2010
($ in thousands except share data)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$309	$43
Securities held for resale	20	-
Accounts receivable, net	459	392
Accounts receivable, other	209	124
Inventories	299	255
Prepaid expenses and other current assets	71	105
Total current assets	1,367	919

Property and equipment
Property and equipment	9,323	10,001
Less: accumulated depreciation	(5,447)	(5,987)
Net property and equipment	3,876	4,014

Goodwill	176	1,255
Intangible assets, net	-	134
Other assets	41	170

Total assets	$5,460	$6,492

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Notes payable and current portion of long-term debt	$422	$598
Current portion of long-term capital leases	141	446
Accounts payable	850	872
Accrued expenses	783	1,139
Derivative liabilities	48	13
Deferred liability and revenue	227	500
Total current liabilities	2,471	3,568

Line of credit	4,328	5,225
Long-term debt, net of current portion	-	78
Long-term capital leases, net of current portion	263	343
Total liabilities	7,062	9,214

Commitments

Shareholders’ deficit:
Preferred stock - $.001 par value Series A authorized 25,000,000 shares Issued and outstanding at September 30, 2011, and December 31, 2010, 8,867,949 and 4,612,583, respectively	9	5
Common stock - $.001 par value Authorized 975,000,000 shares Issued and outstanding at September 30, 2011, and December 31, 2010, 1,658,645 and 784,805 respectively	2	1
Additional paid in capital	48,547	45,091
Accumulated deficit	(50,148)	(47,819)
Accumulated other comprehensive loss	(12)	-
Total shareholders’ deficit	(1,602)	(2,722)

Total liabilities and shareholders' deficit	$5,460	$6,492

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)
($ in thousands except loss per share)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010

Sales:
Products	$36	$19	$162	$113
Services	1,295	863	3,610	2,704
Total sales	1,331	882	3,772	2,817

Costs of goods sold:
Products and integration services	431	251	1,088	798
Rent, repairs and maintenance	114	93	314	298
Depreciation	353	349	1,030	1,023
Total costs of goods sold	898	693	2,432	2,119

Gross profit	433	189	1,340	698

Operating expenses:
Selling, general and administrative	1,508	1,934	4,032	5,441
Depreciation and amortization	61	94	193	306
Total operating expenses	1,569	2,028	4,225	5,747

Operating loss from continuing operations	(1,136)	(1,839)	(2,885)	(5,049)

Other income (expense):
Interest expense, net	(194)	(316)	(560)	(1,130)
Gain on sale of assets, net and other income	2	(21)	1,192	(14)
Loss on extinguishment of debt	-	(63)	-	(63)
Derivative income (expense)	(11)	7	2	334
Total other income (expense)	(203)	(393)	634	(873)
Loss from continuing operations	(1,339)	(2,232)	(2,251)	(5,922)
Loss from discontinued operations	-	(64)	(78)	(308)
Net loss	(1,339)	(2,296)	(2,329)	(6,230)

Other comprehensive loss:
Unrealized loss on securities held for sale	(9)	-	(12)	-
Total other comprehensive loss	(9)	-	(12)	-

Net loss applicable to common shareholders	$(1,348)	$(2,296)	$(2,341)	$(6,230)
Basic and diluted loss per common share:
Loss from continuing operations	$(0.89)	$(4.52)	$(1.94)	$(15.26)
Loss from discontinued operations	$(0.00)	$(0.13)	$(0.07)	$(0.79)
Net loss	$(0.90)	$(4.65)	$(2.02)	$(16.06)

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)
($ in thousands)

	2011	2010

Cash flows from operating activities
Loss from continuing operations	$(2,251)	$(5,922)
Loss from discontinued operations	(78)	(308)
Net loss	(2,329)	(6,230)

Adjustments to reconcile net loss to net cash used by operating activities:
(Gain) / loss on sale of assets	(1,183)	1
Loss on extinguishment of debt	-	63
Loss on foreign exchange translation	-	2
Amortization of debt discount	1	162
Depreciation and amortization	1,277	2,325
Stock based compensation	-	13
Stock issued for services rendered, interest and compensation	1,282	1,460
Derivative income	(2)	(334)
Bad debt expense	-	100
Changes in:
Accounts receivable, net	(61)	(55)
Accounts receivable, other	215	(35)
Inventories	(97)	(12)
Prepaid expenses	34	122
Costs and profits in excess of billings	-	(1)
Accounts payable	(11)	191
Accrued expenses	(485)	762
Deferred liability and revenue	(273)	(139)
Total adjustment	697	4,625
Net cash used by operating activities	(1,632)	(1,605)

Cash flows from investing activities
Purchase of property and equipment	(1,616)	(687)
Proceeds from sale of assets, net of cash received	2,707	8
Change in other assets	(6)	47
Net cash provided (used by) investing activities	1,085	(632)

Cash flows from financing activities
Net proceeds from line of credit	1,224	2,296
Proceeds from long-term debt obligations	350	759
Payment of long-term debt obligations	(376)	(768)
Payment on capital lease obligations	(385)	(674)
Proceeds from sale of common stock, net	-	432
Net cash provided by financing activities	813	2,045

Net change in cash and cash equivalents	266	(192)
Cash and cash equivalents at the beginning of the period	43	228
Cash and cash equivalents at the end of the period	$309	$36

Supplemental disclosure of cash flow information:
Net cash paid during the year for:
Interest	$88	$203
Income taxes	$-	$-

Supplemental non-cash investing and financing activities:
Conversion of debt through issuance of common stock	$190	$1,789
Conversion of LOC and interest through issuance of Preferred stock	$350	$1,904
Conversion of LOC and interest through issuance of Common stock	$2,179	$-

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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

RECLASSIFICATION

Certain amounts in the 2010 financial statements have been reclassified to conform to the 2011 financial presentation. These reclassifications have no impact on net loss.

INVENTORIES

Inventories are valued at the lower of cost or market. The cost is determined by using the average cost method. Inventories consist of the following items as of September 30, 2011, in thousands:

September 30, 2011
Raw material	$47
Work in process	51
Finished goods	201
$299

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
 (Unaudited)

The Company has pledged all the finished goods inventory of WBS of $130,000 as collateral against outstanding notes as of September 30, 2011.

RECENT ACCOUNTING PRONOUNCEMENTS

Management does not anticipate that the recently issued but not yet effective accounting pronouncements will materially impact the Company’s financial condition.

NOTE 2 – ACCOUNTS RECEIVABLE

Accounts Receivable consists of the following (in thousands):

September 30, 2011
Accounts receivable	$473
Allowance for doubtful accounts	(14)
Accounts receivable, net	$459

The Company has pledged $173,000 of the accounts receivables of WBS as collateral against outstanding notes and capital leases as of September 30, 2011.

NOTE 3 – DEBT CONVERSION

(a) LINE OF CREDIT

For the nine months ended September 30, 2011, the Company has had several debt settlements of the unsecured revolving credit facility. See Note 8 for additional information on this facility.  The unsecured revolving credit facility provides financing for working capital requirements.  During the nine months ended September 30, 2011 the Company issued 5,354,366 shares of its Series A Preferred Stock for a total settlement amount of $350,000 of debt. The Company issued Preferred A Stock at an average price of $.0654 per share or $1.75 (post split) per share of ERF Wireless, Inc. (ERFB) common stock the day the debt is settled and converted to Preferred A Stock.

Also during the nine months ended September 30, 2011 the Company issued 550,758 shares of its Common Stock for the settlement of $1,771,000 of debt and $408,000 in accrued interest for a total amount of $2,179,000. The Company issued Common Stock at an average price of $3.96 per share of the ERFB common stock the day the debt was settled.

As additional consideration for the settlement the Company agreed to amend the Series A convertible preferred stock designation to increase the voting rights of each preferred share from 50 votes to 100 votes on all matters in which the common stock holders and preferred stock holders vote together. Under current accounting standards ASC 470-50-40-2 the extinguishment of related party debt for equity securities is considered a capital transaction and, accordingly, no gain or loss on the extinguishment is recognized in the statement of operations. If this was not a related party transaction a gain of $32,759 would have been recognized for the nine months ended September 30, 2011.

(b) OTHER DEBT

During the nine months ended September 30, 2011 the Company issued 32,478 and 3,453 shares of its Common Stock for the settlement of $190,000 of debt and $20,000 in current period interest, respectively, for a total amount of $210,000. The Company issued Common Stock at an average price of $5.83 per share of the ERFB common stock the day the debt was settled.

NOTE 4 – COMMON STOCK AND PREFERRED STOCK

The total number of shares of stock of all classes which the Company shall have the authority to issue is 1,000,000,000, of which 25,000,000 shall be shares of preferred stock with a par value of $.001 per share ("Preferred Stock"), and 975,000,000 shall be shares of common stock with a par value of $.001 per share ("Common Stock").

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
 (Unaudited)

On August 5, 2011 the company's board of directors and stockholders with a majority of the company's voting power approved an amendment to the company's Articles of Incorporation to affect a reverse split of the company's common stock at a ratio of 1 for 500. Any whole number of outstanding shares between and including 2 and 500 would be combined into one share of common stock, at a ratio selected by the board. There would be no change to the authorized shares of common stock of the company as a result of the reverse stock split and any fractional shares would be rounded up. The ratio of 1 for 500 reverse split affected 682,917,968 common shares prior to the split and were converted into 1,366,311 shares of $.001 par value common stock. The reverse stock split has been applied retroactively to all financial statement and footnote periods presented.

COMMON STOCK

As of September 30, 2011, there were 1,658,645 shares of common stock issued and outstanding.

During the nine months ended September 30, 2011, the Company issued 738,113 shares of common stock which was valued at the closing market price on the date of issuance of such shares, which were issued in lieu of cash as payment for the following (in thousands):

September 30, 2011	Supplemental Non-Cash Disclosure
Professional fees	$534
Services and compensation	294
Interest expense	428
Other services rendered	26
Total for services, interest, and compensation	$1,282

Notes payable	$190
Line of credit, principal	$1,771

PREFERRED STOCK

The Company has 25,000,000 shares of Preferred Stock authorized of which 10,000,000 shares had been designated as Series A Preferred Stock. 8,867,949 and 4,612,583 Series A preferred shares were issued and outstanding at September 30, 2011 and December 31, 2010, respectively. With respect to the Series A Preferred Stock outstanding at September 30, 2011, the Company would be required to issue 8,867,949 shares of its common stock upon conversion. During the nine months ended September 30, 2011, 1,099,000 Series A Preferred Stock were converted into net amount of 136,353 (post split) shares of common stock.

The company's board of directors approved an amendment to the company's Articles of Incorporation stating that due to a combination or reverse split each share of Series A Preferred Stock issued and outstanding may convert into 1 new share of common stock. As of August 5, 2011 the Company affected a reverse split of the company's common stock at a ratio of 1 for 500 thus subsequent conversions of each Series A Preferred Stock is convertible at holder's option for 1 share of common stock.  Prior to August 2011 each share of Series A Preferred Stock was converted at holder’s option for 18.676347 shares of common stock. The holder of Series A Preferred Stock is required to give a 65-day notice of conversion to the Company.  The holders of the Series A Preferred Stock are entitled to receive out of funds of the Company legally available therefore, dividends at the same rate as dividends are paid with respect to outstanding shares of common stock.

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

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
 (Unaudited)

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

EBI STOCK DIVIDEND

The Company will issue a stock dividend to ERF Wireless shareholders of up to 5% of the existing common stock in Energy Broadband, the Company's wholly owned oil and gas private subsidiary. ERF Wireless declared for each 200 shares of ERF Wireless common stock, or preferred stock convertible into 200 common shares, that a shareholder owns as of September 30, 2011, the shareholder will receive one unit of Energy Broadband securities consisting of 100 Energy Broadband common shares, one warrant to purchase 100 shares at a fixed price of $4.00 per share and one warrant to purchase an additional 100 shares at a fixed price of $6.00 per share. The Company has estimated the stock dividend to be 900,000 shares of EBI stock which may not be confirmed for up to 180 days. The stock dividend will be expensed based on our historical cost. The EBI shares were originally acquired by ERF at par of $0.001 for a total historical cost of $900.  ERF acquired the warrants from EBI on September 30, 2011 at fair value for a total cost of $132,302.

NOTE 5 – STOCK PLAN AND EMPLOYEE STOCK OPTIONS

In June 2011, the Board of directors increased the shares reserved under the 2011 Non-Qualified Stock Option Plan from 50,000 shares to 100,000. As of September 30, 2011 under the 2011 Non-Qualified Stock Option Plan, 99,866 shares were issued and outstanding to certain employees and consultants for services rendered.

2011 Plan
Shares initially reserved	100,000

Shares issued during 2011	99,866

Remaining shares available to be issued at September 30, 2011	134

Shares issued and outstanding as of September 30, 2011	99,866

In February 2011, the Board of directors adopted a Non-Qualified Stock Option Plan whereby 50,000 shares were reserved for issuance. As of June 30, 2011 under the 2011 Non-Qualified Stock Option Plan, all 50,000 shares were issued to certain employees and consultants for services rendered.

In June 2010, the Board of directors adopted a Non-Qualified Stock Option Plan whereby 50,000 shares were reserved for issuance. As of March 31, 2011, under the 2010 Non-Qualified Stock Option Plan, all 50,000 shares were issued to certain employees and consultants for services rendered.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
 (Unaudited)

NOTE 6 – EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amount):

	For the three months ended September 30, 2011
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS:
Loss from continuing operations	$(1,339)	1,504	$(0.89)
Loss from discontinued operations	$-	1,504	$-
Loss available to common stockholders	$(1,348)	1,504	$(0.90)
Effect of dilutive securities	-		-
Diluted EPS:
Loss available to common stockholders and assumed conversions	$(1,348)	1,504	$(0.90)

	For the three months ended September 30, 2010
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS:
Loss from continuing operations	$(2,232)	494	$(4.52)
Loss from discontinued operations	$(64)	494	$(0.13)
Loss available to common stockholders	$(2,296)	494	$(4.65)
Effect of dilutive securities	-	-	-
Diluted EPS:
Loss available to common stockholders and assumed conversions	$(2,296)	494	$(4.65)

	For the nine months ended September 30, 2011
	Net loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS:
Loss from continuing operations	$(2,251)	1,161	$(1.94)
Loss from discontinued operations	$(78)	1,161	$(0.07)
Loss available to common stockholders	$(2,341)	1,161	$(2.02)
Effect of dilutive securities	-	-	-
Diluted EPS:
Loss available to common stockholders and assumed conversions	$(2,341)	1,161	$(2.02)

	For the nine months ended September 30, 2010
	Net loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS:
Loss from continuing operations	$(5,922)	388	$(15.26)
Loss from discontinued operations	$(308)	388	$(0.79)
Loss available to common stockholders	$(6,230)	388	$(16.06)
Effect of dilutive securities	-	-	-
Diluted EPS:
Loss available to common stockholders and assumed conversions	$(6,230)	388	$(16.06)

For the nine months ended September 30, 2011, dilutive securities existed. Diluted earnings per share reflect the potential dilution of a security that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities.

The calculation of diluted earnings per share for the nine months ended September 30, 2011excludes 650 shares of common stock assuming all employee stock options were exercised; 3,867 shares of common stock assuming all warrants were exercised; 8,867,949 shares of common stock assuming all Series A Preferred Stock were converted due to their anti-dilutive effect.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
 (Unaudited)

NOTE 7 – MAJOR CUSTOMERS

The Company had gross sales of approximately $3,772,000 and $2,817,000 for the nine months ended September 30, 2011 and 2010, respectively. The Company had one customer that represented 37% of the gross sales in the nine months ended September 30, 2011.

NOTE 8 – NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASES

Notes payable, long-term debts and capital leases consist of the following as of September 30, 2011 (in thousands):

	Terms	Maturity Date	Interest Rate	Gross Balance	Debt Discount	Balance
Bancleasing, Inc.	$10,660 / Month including interest	October-14	11.62%	$352	$-	$352
Agility Capital Lease	$15,893 / Month including interest	Various	18.82%	52	-	52
Centramedia	$56,342 / Quarterly including interest	December-11	7.50%	109	-	109
Bridge loan promissory note	$52,658 / Month including interest	March-12	18.00%	300	-	300
E-bond investor notes	3 years/ Semiannual interest (See below)	Various	7.50%	50	37	13
Line of credit	2 years/ Quarterly interest (See below)	December-13	12.00%	4,328	-	4,328
Total debt				$5,191	$37	5,154
Less current maturities						(563)
Long-term debt						$4,591

LINE OF CREDIT

During June 2010, the Company increased its unsecured revolving credit facility with Angus Capital Partners, a related party, from $10.5 million to $12.0 million maturing December 31, 2013. The terms of the unsecured revolving credit facility allow the Company to draw upon the facility as financing requirements dictate and provide for quarterly interest payments at a 12% rate per annum. The payment of principal and interest may be paid in cash, common shares or preferred shares at the Company’s election. At September 30, 2011, the outstanding balance on the line of credit totaled $4,328,000 with a remaining line of credit availability of $7,672,000.

For the nine months ended September 30, 2011, the Company has had several debt settlements of the unsecured revolving credit facility. See Note 8 for additional information on this facility.  The unsecured revolving credit facility provides financing for working capital requirements.  During the nine months ended September 30, 2011 the Company issued 550,758 shares of its Common Stock for the settlement of $1,771,000 of debt and $408,000 in accrued interest for a total amount of $2,179,000. The Company issued Common Stock at an average price of $3.96 per share of the ERFB common stock the day the debt was settled.

E-SERIES BOND INVESTOR NOTE

In July 2011, the Company issued to certain accredited investors a principal amount of $50,000 of E-series bonds (the "Bonds"). At September 30, 2011, the outstanding balance of the Bonds totaled $50,000. The Bonds are due and payable upon maturity, a three-year period from the issuance date. Interest on the Bonds is payable at the rate of 7.5% per annum, and is payable semiannually. The Bondholder may require the Company to convert the Bond (including any unpaid interest) into shares of common stock at any time only during the first year, but not thereafter. If the Bonds are converted under this option, the Company will issue shares representing 100% of the Bond principal and unpaid interest calculated through maturity. The common stock issued under this option will be valued at the five days closing price average of the common shares for the five days prior to the notification. If the Bond is converted within the first year the Company will issue a warrant to purchase one share of Energy Broadband Inc., common stock at a price of $4.00 for every $2.00 of Bond principal.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
 (Unaudited)

At the Company's discretion at any time after the first year, the Bonds, including the interest payments calculated through the date of conversion may be repaid in cash or in shares of our common Stock ERF Wireless Inc., (ERFB), which shares will be valued at the average last sales price of our common stock over the 5-trading-day period preceding any payment date. If the Company chooses to issue shares of our common stock as repayment of the Bond principal, we will issue shares representing a value equal to 125% of the Bond principal. If the Company elects to issue shares of our common stock as payment of interest, we will issue shares representing a value equal to 100% of the interest due. The Bonds were determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature and the redemption option (compound embedded derivative liability). At the date of issuance the Bond, compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the income statement. The Company uses the effective interest method to record interest expense and related debt accretion which was $650 for the nine months ended September 30, 2011, and the estimated debt accretion for subsequent years is $1,629, $8,690, $13,660 and $12, 604 for years ending December 31, 2011, 2012, 2013 and 2014, respectively

The following table summarizes the convertible debt activity for the period July 29, 2011, thru September 30, 2011:

Description	E-Series Bonds	Compound Derivative Liability	Total
Fair value issuance at inception	$12,767	$37,233	$50,000
07-29-11 to 09-30-11 change in fair value	650	11,210	11,860
Conversions from inception to date	-	-	-
Fair value at September 30, 2011	$13,417	$48,443	$61,860

The Company recorded a net derivative expense of $11,210 and for the nine months ended September 30, 2011.

BRIDGE LOAN PROMISSORY NOTE

On September 30, 2011 the Company entered into a six month secured bridge loan with individuals for $300,000 with an interest rate of eighteen percent (18%). Subsequent to September 30, 2011 the note was increased to $600,000.  The repayment of the note will be from the proceeds of a $3,000,000 equipment loan from Dakota Capital Fund LLC. This secured equipment loan is expected to be funded in November 2011.

CAPITAL LEASES

Agility Lease Fund, LLC Included in property and equipment at September 30, 2011, is $52,019 capitalized equipment, net of amortization. The equipment and one of the Company's bank accounts are the primary collateral securing the financing with a guarantee of repayment by ERF Wireless, Inc.

Banc Leasing Inc., Included in property and equipment at September 30, 2011, is $391,994 capitalized equipment, net of amortization. The equipment is the primary collateral securing the financing.

NOTE 9 – COMMITMENTS

LEASES AND LICENSE AGREEMENTS

For the nine months ended September 30, 2011 and 2010, rental expenses of approximately $552,000 and $673,000, respectively, were incurred. The Company accounts for rent expense under leases that provide for escalating rentals over the related lease term on a straight-line method. The Company occupies office and tower facilities under several non-cancelable operating lease agreements expiring at various dates through September 2018, and requiring payment of property taxes, insurance, maintenance and utilities.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
 (Unaudited)

Future minimum lease payments under non-cancelable operating leases at September 30, 2011, were as follows (in thousands):

Period Ending December 31,	Amount
2011	$51
2012	54
2013	12
2014	7
2015	7
Thereafter	16
Total	$147

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

Purchase Commitment – Mobile Broadband Trailers

On March 15, 2011, the Company entered into a settlement agreement with the current manufacturer of mobile broadband trailers (MBT’s). Under the terms of this settlement the Company agreed to purchase an additional 168 MBT’s and replacement inventory on a delivery schedule which commenced March 15, 2011 and terminates October 1, 2013.  The estimated value of the purchase obligation is $3,000,000.

NOTE 10 – INDUSTRY SEGMENTS

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

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
 (Unaudited)

The Company’s industry segment data for the three months ended September 30, 2011and 2010 is as follows (in thousands):

Three Months Ended September 30, 2011	WMS	WBS	EBI	ENS	Total
Revenue	$14	$543	$709	$65	$1,331
Segment (loss) income	2	(217)	7	(60)	(268)
Segment assets	9	1,526	2,203	1,301	5,039
Capital expenditures	-	204	812	9	1,025
Depreciation and amortization	-	483	198	108	789

Three Months Ended September 30, 2010	WMS	WBS	EBI	ENS	Total
Revenue	$16	$565	$251	$50	$882
Segment (loss) income	(45)	(303)	(105)	(133)	(586)
Segment assets	25	4,398	1,066	1,428	6,917
Capital expenditures	-	141	24	-	165
Depreciation and amortization	4	302	60	54	420

Reconciliation of Segment Loss from Operations	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Total segment loss from operations	$(268)	$(586)
Total corporate overhead	(868)	(1,253)
Consolidated loss from operations	$(1,136)	$(1,839)

The Company’s industry segment data for the nine months ended September 30, 2011and 2010 is as follows (in thousands):

Nine Months Ended September 30, 2011	WMS	WBS	EBI	ENS	Total
Revenue	$18	$1,640	$1,887	$227	$3,772
Segment (loss) income	(16)	(480)	94	(94)	(496)
Segment assets	9	1,526	2,203	1,301	5,039
Capital expenditures	-	350	1,129	115	1,594
Depreciation and amortization	-	722	285	161	1,168

Nine Months Ended September 30, 2010	WMS	WBS	EBI	ENS	Total
Revenue	$100	$1,850	$629	$238	$2,817
Segment (loss) income	(85)	(1,041)	(262)	(377)	(1,765)
Segment assets	25	4,398	1,066	1,428	6,917
Capital expenditures	-	316	350	-	666
Depreciation and amortization	11	878	36	11	936

Reconciliation of Segment Loss from Operations	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Total segment loss from operations	$(496)	$(1,765)
Total corporate overhead	(2,389)	(3,284)
Consolidated loss from operations	$(2,885)	$(5,049)

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
 (Unaudited)

Reconciliation of Segment Assets to Total Assets	September 30, 2011	December 31, 2010
Total segment assets	$5,039	$6,294
Total corporate assets	421	198
Consolidated assets	$5,460	$6,492

The accounting policies of the reportable segments are the same as those described in footnote one. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, accounting changes and non-recurring items.

For the nine months ended September 30, 2011, one customer accounts for $1,400,000 of EBI revenues.

NOTE 11 – ASSET PURCHASE AND SALE AGREEMENT

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

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to September 30, 2011, the Company issued 261,931 shares of common stock for services rendered, debt, and conversion of preferred stock for a settlement amount of $422,000.

Debt Financing From Dakota Capital Fund LLC

ERF Wireless, Inc finalized and signed a debt financing agreement with Dakota Capital Fund LLC of Sioux Falls, South Dakota, for financing of up to $3,000,000. The funding will be primarily utilized for equipment to build out networks in major oil and gas exploration regions of North America. The financing package provides for immediate access to $2,000,000.  Dakota Capital Fund LLC also has the option of funding an additional $1,000,000 within 90 days of October 31, 2011, under the same terms. The financing received under this debt facility is secured by certain ERF Wireless assets and there is no prepayment penalty.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the other sections of this quarterly report on Form 10-Q, including the financial statements.

OUR MARKETS AND BUSINESS STRATEGY

Historically, our revenues have been generated primarily from Internet and construction services.  Our Internet revenues result from our offering of broadband and basic communications services to residential and enterprise customers.  Our construction revenues result from the construction of bank networks and other services associated with providing wireless products and services to the regional banking industry.  During the three months ended September 30, 2011, approximately 41% of our revenues were generated from internet services, 53% of our revenues were generated from providing broadband services to the energy industry, 5% of our revenues were generated from construction services and 1% was generated from wireless messaging services. We expect that our internet services will experience a decline in 2011 as a result of our recent divestiture of certain wireless broadband assets and operations in territories that are not core to our oil and gas vertical market focus and that the most growth during fiscal 2011 will continue to come from devoting significant capital resources to developing the oil and gas market utilizing wireless services.

During the third quarter of fiscal 2011, the Company continued to make progress with its strategic business plan as evidenced by the completion and announcement of numerous significant agreements and activities.

The Company’s financial condition improved dramatically as compared to the most recent fiscal year ended December 31, 2010 and the prior year same quarterly and nine month reporting period ended September 30, 2010 including but not limited to the following attributes:

●
The Company reported revenues of $1,331,000 for the quarter ended September 30, 2011 as compared to revenues of $882,000 for the same prior year quarter ended September 30, 2010; an increase of $449,000 or 51%.

●
The Company reported a net loss applicable to common shareholders of $1,348,000 for the quarter ended September 30, 2011 as compared to a Net Loss of $2,296,000 for the same prior quarter ended September 30, 2010; an improvement of $948,000 or 41%.

●
The Company’s Energy Broadband, Inc. subsidiary reported revenues of $709,000 for the quarter ended September 30, 2011 as compared to revenues of $251,000 for the same prior year quarter ended September 30, 2010; an increase of $458,000 or 182%.

●	The Company reported a reduction of $459,000 or 23% decline in Operating Expenses in the quarter ended September 30, 2011 as compared to the same prior year quarter ended September 30, 2010.

●
The Company reported revenues of $3,772,000 for the nine-month period ended September 30, 2011 as compared to revenues of $2,817,000 for the same prior year nine-month period ended September 30, 2010; an increase of $955,000 or 34%.

●
The Company reported a net loss applicable to common shareholders of $2,341,000 for the nine-month period ended September 30, 2011 as compared to a Net Loss of $6,230,000 for the same prior year nine-month period ended September 30, 2010; an improvement of $3,889,000 or 62%.

●
The Company’s Energy Broadband, Inc. subsidiary reported revenues of $1,887,000 for the nine-month period ended September 30, 2011 as compared to revenues of $629,000 for the same prior year nine-month period ended September 30, 2010; an increase of $1,258,000 or 200%.

●
The Company reported a reduction of $1,522,000 or 26% decline in Operating Expenses in the nine-month period ended September 30, 2011 as compared to the same prior year nine-month period ended September 30, 2010.

●
The Company’s liquidity position improved by $1,678,000 for the nine-month period ended September 30, 2011 as compared to the most recent balance sheet at fiscal year ended December 31, 2010; including a $448,000 increase in Current Assets, a $1,230,000 decrease in Current Liabilities that included $761,000 retirement of Long-term debt and Capital Lease obligations.

●
The Company invested $1,616,000 in cash during the nine-month period ended September 30, 2011, primarily for the purchase of assets in its Energy Broadband, Inc. subsidiary for the continued expansion of networks and infrastructure, including increasing its Mobile Broadband Trailer, (“MBT”) fleet associated with the increased oil and gas business growth being experienced.

●
The Company recently announced that it has secured $3,000,000 in debt financing from Dakota Capital Fund LLC.  The funding will be utilized by the Company to quickly expand its Energy Broadband subsidiary’s presence in the major oil and gas exploration regions of North America.

●	The Company recently announced that it had finalized the requirements for Energy Broadband Stock Dividend.

●	The Company’s stock now trades under the symbol ERFB.OB.

●
The Company recently announced that its patent attorney recently received correspondence from the U.S. Patent Office that a third patent the company previously applied for related to the CryptoVue® encrypted security device, has been approved and that a patent will be issued as soon as the proper forms are submitted.

●
The Company recently announced that its Enterprise Network Services (ENS) division has been actively working with its existing banking network customers in Texas and Louisiana to meet their needs for expanded and upgraded services, including the addition of new service areas.   ENS recently completed the addition of one new branch for one bank customer and is now in the process of finalizing plans for the addition of four to eight branches for two other bank customers.

●
The Company recently announced that it had been notified that it ranked number 337 on the Deloitte’s 2011 Technology Fast 500, an annual ranking by Deloitte LLP of the 500 fastest growing technology, media, telecommunications, life sciences and clean technology companies in North America.

●
The Company recently announced that in an expanded effort to create greater awareness about the company’s recent significant developments including the increase in its oil and gas business activities and related revenue increases, it has retained the services of Investor Awareness, Inc. as its new investor relations firm.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011, COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010

The following table sets forth summarized consolidated financial information for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Total sales	$1,331	$882	$449	51%	$3,772	$2,817	$955	34%
Cost of goods sold	898	693	205	30%	2,432	2,119	313	15%
Gross profit	433	189	244	129%	1,340	698	642	92%
Percent of total sales	33%	21%			36%	25%
Operating expenses	1,569	2,028	(459)	-23%	4,225	5,747	(1,522)	-26%
Loss from operations	(1,136)	(1,839)	703	-38%	(2,885)	(5,049)	2,164	-43%
Other income/(expense)	(203)	(393)	190	-48%	634	(873)	1,507	-173%
Loss from continuing operations	(1,339)	(2,232)	893	40%	(2,251)	(5,922)	3,671	62%
Loss from discontinued operations	-	(64)	64	100%	(78)	(308)	230	75%
Other comprehensive loss	(9)	-	(9)	-100%	(12)	-	(12)	-100%
Net loss applicable to common shareholders	$(1,348)	$(2,296)	$948	-41%	$(2,341)	$(6,230)	$3,889	-62%

For the three months ended September 30, 2011, the Company's business operations reflected a decrease in sales for Wireless Bundled Services (WBS), Wireless Messaging Services (WMS), and offset with an increased in Enterprise Network Services (ENS) and Energy Broadband, Inc. (EBI). For the three months ended September 30, 2011, the Company's consolidated operations generated net sales of $1,331,000 compared to prior year net sales of $882,000. The $449,000 increase in net sales is primarily attributable to $22,000 decrease sales in WBS is primarily due to a reduction in our retail wireless and dialup customer base, $2,000 decrease in WMS due to decline in wireless infrastructure sales and services, offset with a $458,000 increased sales in EBI from deployment of our Mobile Broadband Trailers (MBT’s) in the oil and gas regions and $15,000 increased sales in ENS primarily due to recurring sales of school network installation and services.  Service sales increased $419,000 and product sales increased $30,000 for a total increase of $449,000. For the three months ended September 30, 2011, the Company had a gross profit margin of 33%, compared to a gross profit margin 21% for the prior year. The $244,000 increase in gross profit margin is primarily attributed to the following factors; (i) approximately $173,000 increase in gross margin in EBI attributable to increase sales associated with (MBT’s) utilize in the field in oil and gas regions and (ii) $11,000 increase in gross margins in ENS primarily related to decrease tower rent of our BankNet infrastructure (iii) $45,000 increase in gross margins in WBS primarily related to decrease third party service cost and an increase of $15,000 in WMS.

For the nine months ended September 30, 2011, the Company's business operations reflected a decrease in sales for Wireless Bundled Services (WBS), Enterprise Network Services (ENS), and Wireless Messaging Services (WMS) with an offset of increased sales of Energy Broadband, Inc. (EBI). For the nine months ended September 30, 2011, the Company's consolidated operations generated net sales of $3,772,000 compared to prior year net sales of $2,817,000. The $955,000 increase in net sales is primarily attributable to $210,000 decrease sales in WBS is primarily due to a reduction in our retail wireless and dialup customer base, $11,000 decrease sales in ENS due to reduction in sales of banking network installation and services, $82,000 decrease in WMS due to decline in wireless infrastructure sales and services and offset with a $1,258,000 increased sales in EBI from deployment of our Mobile Broadband Trailers (MBT’s) in the oil and gas regions.  Service sales increased $903,000 and product sales increased $52,000 for a total increase of $955,000. For the nine months ended September 30, 2011, the Company had a gross profit margin of 36%, compared to a gross profit margin 25% for the prior year. The $642,000 increase in gross profit margin is primarily attributed to the following factors; (i) approximately $463,000 increase in gross margin in EBI attributable to increase sales associated with (MBT’s) utilize in the field in oil and gas regions and (ii) $36,000 increase in gross margins in ENS primarily related to decrease tower rent of our BankNet infrastructure (iii) $172,000 increase in gross margins in WBS primarily related to decrease third party service cost, with an offset of $29,000 in WMS due to decline in wireless infrastructure sales and services.

The Company incurred a net loss including other comprehensive loss of $1,348,000 for the three months ended September 30, 2011. The Company's principal components had declining expenses over prior period September 30, 2010 which significantly contributed to the reduction in net loss for the three months ended September 30, 2011. The components included approximately $414,000 in depreciation and amortization expenses, $194,000 of interest expense, $291,000 of other general and administrative expense, $808,000 in employment expenses and $314,000 in professional services expense.

The Company incurred a net loss including other comprehensive loss of $2,341,000 for the nine months ended September 30, 2011. The Company's principal components had declining expenses over prior period September 30, 2010 which significantly contributed to the reduction in net loss for the nine months ended September 30, 2011. The components included approximately $1,223,000 in depreciation and amortization expenses, $560,000 of interest expense, $766,000 of other general and administrative expense, $2,139,000 in employment expenses, $841,000 in professional services expense, and a gain on sale of assets of $1,176,000 due to a sale of non-core assets of our North and Central Texas network on February 14, 2011, and a gain on sale of other assets of $8,000.

SALES INFORMATION

Set forth below is a table presenting summarized sales information for our business segments for the three months and nine months ended September 30, 2011 and 2010.

($ in thousands)	Three Months Ended September 30,
Business Segment	2011	% of Total	2010	% of Total	$ Change	% Change
Wireless Messaging Services	$14	1%	$16	2%	$(2)	-13%
Wireless Bundled Services	543	41%	565	64%	(22)	-4%
Enterprise Network Services	65	5%	50	6%	15	30%
Energy Broadband, Inc.	709	53%	251	28%	458	182%
Total Sales	$1,331	100%	$882	100%	$449	51%

($ in thousands)	Nine Months Ended September 30,
Business Segment	2011	% of Total	2010	% of Total	$ Change	% Change
Wireless Messaging Services	$18	0%	$100	4%	$(82)	-82%
Wireless Bundled Services	1,640	43%	1,850	66%	(210)	-11%
Enterprise Network Services	227	6%	238	8%	(11)	-5%
Energy Broadband, Inc.	1,887	50%	629	22%	1,258	200%
Total Sales	$3,772	100%	$2,817	100%	$955	34%

For the three months ended September 30, 2011, net sales increased to $1,331,000 from $882,000 for the three months ended September 30, 2010. The overall increase of 51% was attributable to an increase of $458,000 of Energy Broadband, Inc., increase of $15,000 in Enterprise Network Services, offset with a decrease of $22,000 of Wireless Bundled Services and a decrease in Wireless Messaging Services of $2,000. The $458,000 increased sales in EBI are from deployment of our Mobile Broadband Trailers (MBT’s) in the oil and gas regions, $15,000 in ENS due primarily to recurring sales of school network installation and services with an offset of $22,000 decreased sales in WBS due to a reduction in our retail wireless and dialup customer base, and $2,000 decrease in WMS due to a decline in wireless infrastructure sales and services.

For the nine months ended September 30, 2011, net sales increased to $3,772,000 from $2,817,000 for the nine months ended September 30, 2010. The overall increase of 34% was attributable to an increase of $1,258,000 of Energy Broadband, Inc., offset with a decrease of $210,000 of Wireless Bundled Services, decrease of $11,000 in Enterprise Network Services and a decrease in Wireless Messaging Services of $82,000. The $1,258,000 increased sales in EBI are from deployment of our Mobile Broadband Trailers (MBT’s) in the oil and gas regions, with an offset of $210,000 decreased sales in WBS due to a reduction in our retail wireless and dialup customer base, $11,000 decreased sales in ENS due to a reduction of banking network installation sales and services and $82,000 decrease in WMS due to a decline in wireless infrastructure sales and services.

COST OF GOODS SOLD

The following tables set forth summarized cost of goods sold information for the three months ended September 30, 2011 and 2010.

($ in thousands)	Three Months Ended September 30,
Business Segment	2011	% of Total	2010	% of Total	$ Change	% Change
Wireless Messaging Services	$4	0%	$21	3%	$(17)	-81%
Wireless Bundled Services	328	37%	396	57%	(68)	-17%
Enterprise Network Services	85	9%	81	12%	4	5%
Energy Broadband, Inc.	481	54%	195	28%	286	147%
Total cost of sales	$898	100%	$693	100%	$205	30%

	Three Months Ended September 30,
($ in thousands)	2011	2010	$ Change	% Change

Products and integration service	$431	$251	$180	72%
Rent and maintenance	114	93	21	23%
Depreciation	353	349	4	1%
Total cost of sales	$898	$693	$205	30%

For the three months ended September 30, 2011, cost of goods sold increased by $205,000, or 30%, to $898,000 from $693,000 as compared to the three months ended September 30, 2010. The increase of $205,000 in cost of goods sold is primarily attributable to an increase of $286,000 in EBI due to increased third party services for deployment of our Mobile Broadband Trailers (MBT’s) in oil and gas regions, $4,000 increase in ENS and offset with a $68,000 decrease in WBS due to a decreasing third party cost and a decrease of $17,000 in WMS primarily related to materials and supplies associated with decrease sales.

The following tables set forth summarized cost of goods sold information for the Nine months ended September 30, 2011 and 2010.

($ in thousands)	Nine Months Ended September 30,
Business Segment	2011	% of Total	2010	% of Total	$ Change	% Change
Wireless Messaging Services	$4	0%	$57	3%	$(53)	-93%
Wireless Bundled Services	988	41%	1,371	65%	(383)	-28%
Enterprise Network Services	273	11%	319	15%	(46)	-14%
Energy Broadband, Inc.	1,167	48%	372	17%	795	214%
Total Cost of Goods	$2,432	100%	$2,119	100%	$313	15%

	Nine Months Ended September 30,
($ in thousands)	2011	2010	$ Change	% Change

Products and integration service	$1,088	$798	$290	36%
Rent and maintenance	314	298	16	5%
Depreciation	1,030	1,023	7	1%
Total Operating Expenses	$2,432	$2,119	$313	15%

For the nine months ended September 30, 2011, cost of goods sold increased by $313,000, or 15%, to $2,432,000 from $2,119,000 as compared to the nine months ended September 30, 2010. The increase of $313,000 in cost of goods sold is primarily attributable to an increase of $795,000 in EBI due to increased third party services for deployment of our Mobile Broadband Trailers (MBT’s) in oil and gas regions and offset with a $46,000 decrease in ENS due to streamlining tower rent cost of our BankNet infrastructure, $383,000 decrease in WBS due to a decreasing third party cost and a decrease of $53,000 in WMS primarily related to materials and supplies associated with decrease sales.

OPERATING EXPENSES

The following table sets forth summarized operating expense information for the three months and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change

Employment expenses	$808	$922	$(114)	-12%	$2,139	$2,885	$(746)	-26%
Professional services	314	670	(356)	-53%	841	1,377	(536)	-39%
Rent and maintenance	95	87	8	9%	286	268	18	7%
Depreciation and amortization	61	94	(33)	-35%	193	306	(113)	-37%
Other general and administrative	291	255	36	14%	766	911	(145)	-16%
Total operating expenses	$1,569	$2,028	$(459)	-23%	$4,225	$5,747	$(1,522)	-26%

For the three months ended September 30, 2011, operating expenses decreased by 23% to $1,569,000, as compared to $2,028,000 for the three months ended September 30, 2010. The decreases that occurred, as evidenced by the immediately preceding table, are discussed below:

●
A $114,000 decrease in employment expense. The decrease is primarily attributable to the centralization of our operations thus reducing our employee headcount to 55 at September 30, 2011 from 69 at September 30, 2010;

●	A $356,000 decrease in professional services;

●	A $33,000 decrease in depreciation and amortization; and

●	A $36,000 increase in other general and administrative expense.

For the nine months ended September 30, 2011, operating expenses decreased by 26% to $4,225,000, as compared to $5,747,000 for the nine months ended September 30, 2010. The decreases that occurred, as evidenced by the immediately preceding table, are discussed below:

●
A $746,000 decrease in employment expense. The decrease is primarily attributable to the centralization of our operations thus reducing our employee headcount to 55 at September 30, 2011 from 69 at September 30, 2010;

●	A $536,000 decrease in professional services;

●	A $113,000 decrease in depreciation and amortization; and

●	A $145,000 decrease in other general and administrative expense.

OTHER (INCOME) EXPENSE, NET

For the three months ended September 30, 2011, the decrease in other expense is primarily attributable to other income net of $2,000 and a decline in our interest expense, net on debt obligations totaling $194,000 and a net derivative expense to $11,000 as compared to interest expense, net of $316,000, loss on extinguishment of debt of $63,000, loss on sale of other assets and other expense net of $21,000 and derivative income of $7,000 for the three months ended September 30, 2010. The derivative expense/income represents the net unrealized (non-cash) charge during the three months ended September 30, 2011 and 2010, in the fair value of our derivative instrument liabilities related to warrants and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately.

For the nine months ended September 30, 2011, the increase in other income is primarily attributable to gain on sale of assets of $1,176,000 on the asset sale of non-core assets of our North and Central Texas network on February 14, 2011, gain on sale of other assets and other income net of $16,000 and a decline in our interest expense, net on debt obligations totaling $560,000 and a reduction in our net derivative income to $2,000 as compared to interest expense, net of $1,130,000, loss on extinguishment of debt of $63,000, loss on sale of other assets and other income net of $14,000 and derivative income of $334,000 for the nine months ended September 30, 2010. The derivative expense/income represents the net unrealized (non-cash) charge during the nine months ended September 30, 2011 and 2010, in the fair value of our derivative instrument liabilities related to warrants and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately.

NET LOSS

For the three months ended September 30, 2011, our net loss before other comprehensive loss was $1,339,000 compared to a loss of $2,232,000 for the three months ended September 30, 2010. The decrease in the net loss for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010 is primarily attributable to the factors describe in the preceding tables.

For the nine months ended September 30, 2011, our net loss before other comprehensive loss was $2,329,000 compared to a loss of $6,230,000 for the nine months ended September 30, 2010. The decrease in the net loss for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010 is primarily attributable to the factors describe in the preceding tables.

CASH FLOWS

The Company's operating activities increased net cash used by operating activities to $1,632,000 in the nine months ended September 30, 2011, compared to net cash used of $1,605,000 in the nine months ended September 30, 2010. The increase in net cash used by operating activities was primarily attributable to decrease depreciation and amortization over prior year leading to an improvement in the company's net operating loss of $2,329,000, net of $1,375,000 non-cash charges combined with $678,000 of cash used by fluctuations in working capital requirements consisting of the combination of accounts receivable, inventory, prepaid expenses, accounts payable, accrued expenses, deferred liability lease and deferred revenue.

The Company's investing activities provided net cash of $1,085,000 in the nine months ended September 30, 2011, compared to net cash used of $632,000 in the nine months ended September 30, 2010. The increase in investing activities is primarily the sale of non-core assets of our North and Central Texas network

The Company's financing activities provided net cash of $813,000 in the nine months ended September 30, 2011, compared to $2,045,000 of cash provided in the nine months ended September 30, 2010. The cash provided in the nine months ended September 30, 2011, was primarily associated with proceeds from debt financing and the line of credit, net.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2011, the Company's current assets totaled $1,367,000 (including cash and cash equivalents of $309,000); total current liabilities were $2,338,000, resulting in negative working capital of $971,000. The Company has funded operations to date primarily through a combination of utilizing cash on hand, borrowings and raising additional capital through the sale of its securities. The Company’s operation for the nine months ended September 30, 2011, was primarily funded by proceeds from the Company's line of credit totaling $1,224,000, debt financing of $350,000 and the divestiture of certain non-core assets and operations receiving proceeds of $2,700,000.

CURRENT DEBT FACILITY

In June 2010, the Company increased its unsecured revolving credit facility with Angus Capital Partners a related party from $10.5 million to $12.0 million maturing December 31, 2013. At September 30, 2011, the Company had approximately $7,672,000 available on a $12.0 million unsecured revolving credit facility with Angus Capital Partners, with an outstanding balance of $4,328,000. The terms of the unsecured revolving credit facility will allow us to draw upon the facility as financing requirements dictate and provides for quarterly interest payments at an annual 12% rate. The loan may be prepaid without penalty or repaid at maturity. Subsequent to September 30, 2011, the Company entered into a long-term debt facility of $3,000,000. The Company has received $1,600,000 under this facility.

ISSUANCE OF COMMON STOCK

During the three months ended September 30, 2011, we issued to various accredited investors and third parties (i) 288,193 shares for services rendered and debt conversions, and (ii) 121,412 shares upon conversion of Series A Preferred Stock. We relied on Section 4(2) of the Securities Act in effecting these transactions. During the three months ended September 30, 2011, we issued 43,221 shares of common stock to employees and business consultants, for aggregate consideration of $123,000 of services rendered, pursuant to a registration statement on form S-8.

During the nine months ended September 30, 2011, we issued to various accredited investors and third parties (i) 628,855 shares for services rendered and debt conversions, and (ii) 136,353 shares upon conversion of Series A Preferred Stock. We relied on Section 4(2) of the Securities Act in effecting these transactions. During the nine months ended September 30, 2011, we issued 108,258 shares of common stock to employees and business consultants, for aggregate consideration of $533,347 of services rendered, pursuant to a registration statement on form S-8.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2011, the Company did not have any significant off-balance-sheet arrangements other than certain office and tower facility operating leases requiring minimal commitments under non-cancelable leases disclosed in the table above.

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

Common Stock Issued for Debt Conversions

In July, 2011, 104,813 shares of common stock at average price of $3.18 were issued for debt conversions.

In August, 2011, 75,000 shares of common stock at average price of $1.32 were issued for debt conversions.

In September, 2011, 108,380 shares of common stock at average price of $1.54 were issued for debt conversions.

Common Stock Issued Upon Conversion of Series A Preferred Stock

On July 1, 2011, an accredited investor acquired 22,412 shares of common stock pursuant to Preferred A Conversions.

On August 10, 2011, an accredited investor acquired 99,000 shares of common stock pursuant to Preferred A Conversions.

ITEM 3. DEFAULT IN SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 31	Certification of Chief Executive officer and Chief Financial officer pursuant to Rules 13a-14 (a) and 15d-14 (a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ERF Wireless, Inc.

	By:	/s/ H. Dean Cubley
H. Dean Cubley
Chief Executive Officer
	Date:	November 18, 2011