Form 10-K
period 2011-12-31
ERF Wireless, Inc.
filed 2012-03-23
CIK 1020646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2011

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

ERF Wireless, Inc.'s revenue for its most recent fiscal year was $5,320,000.

As of March 16, 2012 the aggregate market value of the shares of common stock held by non-affiliates (based on the closing price of $2.35 per share for the common stock as quoted on that date) was approximately $5,767,013.

As of March 16, 2012, the Company had outstanding 2,454,048 shares of its $.001 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

ITEM NUMBER	CAPTION	PAGE

PART I

ITEM 1.	Business	4

ITEM 1A.	Risk Factors	11

ITEM 1B.	Unresolved Staff Comments	17

ITEM 2.	Properties	18

ITEM 3.	Legal Proceedings	18

ITEM 4.	Removed and Reserved	18

PART II

ITEM 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	29

ITEM 6.	Selected Financial Data	21

ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	27

ITEM 8.	Financial Statements and Supplementary Data	28

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	54

ITEM 9A.	Controls and Procedures	54

ITEM 9B.	Other Information	55

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance	55

ITEM 11.	Executive Compensation	56

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	59

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	60

ITEM 14.	Principal Accountant Fees and Services	61

ITEM 15.	Exhibits and Financial Statement Schedules	62

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

ITEM 1. BUSINESS

The Company

ERF Wireless, Inc. (“Company” or “ERF Wireless”) provides critical infrastructure wireless broadband communications products and services to a broad spectrum of customers in primarily rural oil and gas exploration areas of North America. We provide high quality broadband services and critical communications services to residential, oil and gas, educational, health care, and regional banks in rural areas utilizing our Company owned and operated wireless networks.  As a total comprehensive solutions provider we offer a wide array of critical communications services including high speed broadband, voice over Internet Protocol (“VOIP”) telephone and facsimile service, and video security.

Historically, our revenues have been generated primarily from Internet and construction services. Our Internet revenues have resulted from our offering of broadband and other communications services to residential and enterprise customers such as the oil and gas industry. Our construction revenues typically have consisted of revenues generated from the construction of bank networks and other services associated with providing wireless products and services to the regional banking industry.

During 2011 we continued our network expansion into Texas, Oklahoma, Arkansas, New Mexico, Louisiana, Colorado, North Dakota, and Kansas to better serve our enterprise and oil & gas customers.  This focused expansion has contributed to a significant increase in revenues, principally Enterprise customers.   We have also established Energy Broadband, Inc., to better serve oil and gas customers.  Our subsidiary Energy Broadband is the largest provider in wireless terrestrial broadband service and product offerings to the oil & gas industry in North America.  For the fiscal year 2012, we intend to use the equipment line of credit facility to continue our acceleration of network expansion in Texas's Permian Basin and Eagle Ford Shale and a heightened focus in the North Dakota's Bakken Oil Shale. Oil and gas operators have demonstrated their need to move their operations among the various production areas in North America and Energy Broadband has the ability to easily move their mobile wireless solution from area to area as the customer moves.  We intend to achieve this expansion through contractual partnerships for specific area coverage’s as well as internally built networks.  Additionally, we anticipate the commencement of services to additional vertical markets including purpose built educational networks for school districts and similar services to health care institutions in areas covered by our existing wireless broadband networks.

Our principal executive offices are located at 2911 South Shore Blvd., Suite 100, League City, Texas 77573, and our telephone number is (281) 538-2101. We maintain web sites at www.erfwireless.com, www.energybroadband.com and www.erfwireless.net. We make available free of charge through our web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such material with or to the SEC. You may access and read our SEC filings through the SEC's web site (:www.sec.gov). This site contains reports, proxy and information statements and other information regarding registrants, including us, that file electronically with the SEC.  All references to "we," "our," or "us" refer to ERF Wireless, Inc., a Nevada corporation, and our subsidiaries.

The Company offers its services through its subsidiaries. Our wholly owned subsidiaries are ERF Wireless Bundled Services, Inc. (“WBS”), ERF Wireless Messaging Services, Inc. (“WMS”), ERF Enterprise Network Services (“ENS”) and majority owned Energy Broadband, Inc. (“EBI”).

Wireless Bundled Services Subsidiary

WBS provides wireless broadband products and services, including Internet, voice and data to serve private entities, cities, municipalities and the general public in rural markets. For the years ended December 31, 2011 and 2010, WBS contributed 41% and 65% of the revenues of the Company and 130% and 57% of the losses attributable to the Company's business segments, respectively.

Energy Broadband subsidiary

EBI provides critical wireless broadband connectivity and other products and services to rural oil and gas locations primarily via Mobile Broadband Trailers (MBT’s) in conjunction with the extensive wireless broadband networks of ERF Wireless. EBI provides wireless broadband products and services throughout North America focused primarily on Energy Industry commercial customers. All sales from these customers are located within the United States and Canada although some network design work for international customers is accomplished on a remote basis from corporate headquarters in League City, Texas. For the years ended December 31, 2011 and 2010, EBI contributed 51 % and 25 % of the revenues of the Company and 50 % and 17% of the income and losses attributable to the Company's business segments, respectively.

Enterprise Network Services Subsidiary

ENS provides turnkey design and implementation service in the area of critical infrastructure wireless broadband networks for regional banks, school districts, health care, and supports the WBS division and EBI subsidiary network monitoring, maintenance, and construction requirements. For the years ended December 31, 2011 and 2010 ENS contributed 8% and 7% of the revenues of the Company and 15% and 20% of the losses attributable to the Company's business segments, respectively.

Wireless Messaging Services Subsidiary

WMS provides wireless broadband and fiber-to-the-home system network design and implementation, manufacture and supply high-power infrastructure equipment to the paging and mobile industry.  For the years ended December 31, 2011 and 2010, WMS contributed less than 1 % and 3% of the revenues of the Company and 5% and 6% of the losses attributable to the Company's business segments, respectively.

Our Industries

Oil and Gas Industry

ERF Wireless is marketing its oil and gas products and services through its Energy Broadband Inc., oil and gas subsidiary and report such results in its segment reporting under EBI, a wholly owned subsidiary The demand for oil and gas continues to grow, and exploration and production consistently moves farther away from civilization and into more remote environments to meet this need. As a result, oil and gas companies have been forced to change the way they operate. One approach is to achieve a “digital oilfield.” In a digital oilfield, new technologies such as process digitization, real time data collection, and intelligent controls are combined to improve recovery, accelerate production, reduce downtime, and reduce the number of on-site engineers and geologists required to oversee the operation.

At the heart of a digital oilfield is a reliable, fast, and cost-effective means of communications. Oil and gas companies have historically relied on cellular and satellite communications to transmit data from the well site to the home office. These technologies, however, can be expensive and often suffer from high latency (a delay due to the time to send the data to the satellite and back). This latency can interrupt the fluency of voice communications and make machine to machine communications complex and unreliable, if they work at all.

We are utilizing our existing and expanding terrestrial broadband wireless network to address this need by offering 1.5Mbps encrypted data communications using (“Worldwide interoperability for Microwave Access”) WiMAX wireless technologies in both the licensed and unlicensed portion of the spectrum. This technology enables real-time data collaboration between remote oil field operations and their home office or other locations that they choose. Our long term strategy is to continue to offer ongoing services to the operator of the well and to the owner of the gathering system or pipeline as we expand our offerings further downstream to the oil and gas industry.  In addition EBI also offers a complete package of wireless services for the drill site such as cellular repeaters, wireless intercom systems, Internet hot spots, and Internet Layer 2 routing /security devices.

Regional Banking Industry

The ENS division of ERF Wireless provides a turnkey design and implementation service in the area of secure wireless broadband networks for regional banks. ENS’ focus is on obtaining design and construction contracts with banks in conjunction with long-term maintenance and monitoring contracts. All monitoring contracts are managed by the Company's network operations services division. Additionally, once the Company has designed and constructed the wireless broadband networks for the banks, the Company may, through its WBS division, use the same network under a revenue sharing agreement with the banks to sell wireless broadband services to private entities, cities, municipalities and the general public in that region. ENS currently has long term maintenance contracts with four banking networks.

Residential and Enterprise

ERF Wireless markets its residential and enterprise services through its WBS division. Wireless broadband Internet systems consist of a radio transmitter that sends a signal on a combination of radio channels to receivers located at or in homes and businesses. Wireless broadband Internet networks can be roughly categorized based upon which wireless technology (e.g., standards or proprietary) they utilize and whether they utilize licensed or unlicensed spectrum.

The wireless broadband sector has begun a new stage of growth in the rural residential and enterprise markets fueled primarily by technology improvements and increased consumer demand. Rural areas in North America, however, have experienced a lower Internet penetration rate, and substantially less access to broadband, than the more densely populated urban and suburban areas.

We believe the rural and suburban markets are typically avoided or overlooked by other providers due to technical limitations and the high cost of providing broadband over terrestrial-based networks in less densely populated areas. Our wireless broadband Internet services are offered utilizing fixed point-to-multipoint wireless technology in the licensed and unlicensed spectrums. We offer these services to both business and residential customers within our network footprint. This allows our services to cover a rural or suburban geographical area at a fraction of the cost of wireline based broadband provided by cable modems or DSL lines. As a result of these savings, we are able to offer broadband Internet to communities and business that would otherwise be ignored by wireline based providers.

Our current residential and enterprise market is focused in Texas, Oklahoma, Arkansas, New Mexico, Louisiana, Colorado and Kansas. Our existing network also allows us to provide our high capacity wireless broadband offerings to the oil and gas industry, financial institutions, school districts, and healthcare institutions as well as our residential customer base. We plan to continue to expand our wireless broadband coverage through acquisitions, internal development and partnerships in specific rural areas where there is also oil and gas exploration.

ERF Wireless’ Products and Services

Wireless Services to Oil and Gas Customers

We are able to provide low latency, high speed wireless broadband connections to both static offices and mobile drilling sites.   Our products and service under Energy Broadband are specifically designed to meet the oil and gas industries environmental, operational, and safety requirements in the land-based oilfield, and the compendium of services that we provide offers a compelling solution for the mobile oil platform. We make the “last mile” connection from one of our 50ft Mobile Broadband Trailer (“MBT”) towers back to one of our fixed towers using wireless connectivity.  When the drilling rig moves to a new drill site we move our MBT right along with the rig to the new drilling site.  Our wireless service provides a 1.5Mbps or greater bandwidth, VOIP telephone service, facsimile, wireless intercom systems, cellular repeaters and boosters, and encrypted data transmission. These are the types of services that we are currently providing our oil and gas customers.

Additionally, by using WiMAX-based equipment, as an adjunct to its existing licensed and unlicensed fixed-wireless networks, the Company has created a compelling service offering to the oil and gas industry, including enhanced nomadic or semi-portable data and video services. The advantages of deploying WiMAX technology based on a global standard, include higher data speeds, greater spectral efficiency, advanced nomadic services with self-installation features, global economies of scale, and forward compatibility with the mobile WiMAX (802.16 (e) standard).  In addition, with the certification of network standards and profiles, network equipment costs continue to decrease. The resulting interoperability of hardware will not only accelerate downward pricing, but should also afford service providers greater vendor selection and potential roaming revenues.

As opposed to the wireless communications service in an airport or home or office internet, there are few limitations on the amount of data that can be transferred in remote oil and gas drilling areas. Our data communications is typically non-contended due to its rural nature, which means that every single individual site can receive the maximum bandwidth available. In addition, because our service uses a range of protocols, large amounts of data can be transported from the well site to the home or field office. This is allowing companies to reduce the number of personnel located at the well sites, while providing fast, reliable, real time drilling and reservoir performance data to the location where the experts can quickly utilize it to maximize the efficiency of the drilling operation.

We believe our services offered to the oil and gas industry are unique, and that we are in a position to be a provider of choice for high-speed terrestrial Internet bandwidth for managing drilling rig operations, supporting remote field offices, and video surveillance for production facilities and pipelines.

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

This application of wireless broadband technology provides regional financial institutions, with between ten and one hundred branches, a cost-effective way to replace all of their recurring T1 and other telephone company costs. The resulting encrypted wireless broadband network connects all of their branches to the central bank and can provide up to 300 Mbps of continuous bandwidth as compared to the typical 1.4 Mbps of a T1 connection from the telephone company. In order to satisfy the security concerns of banking regulators, we have developed a patented proprietary encryption device (CryptoVueTM), consisting of hardware and software, as well as an integrated security protocol and 24x7 monitoring.

Broadband System Design and Manufacturing

We provide broadband system design and implementation services, manufacture and supply high-power infrastructure equipment to the paging and mobile industry. The wireless broadband system design and implementation function is a service that we provide to other outside organizations.

Day-to-Day Monitoring Services

We provide the overall day-to-day operation and 24/7 monitoring to all wireless broadband networks that we construct, acquire, maintain and administer. In addition, we provide monitoring for other third parties. This service function is conducted from the state-of-the-art network operations center facility located at the ERF Wireless corporate headquarters in League City, Texas.

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

Wireless broadband provides a versatile broadband communication medium that we believe is more economical than a wired solution, is faster to implement and can be configured for multiple applications. Given the wireless technology gains and the Federal Communications Commission's ("FCC") adoption of an order to restructure frequencies within one of the several bands used for wireless broadband communication. In addition, we believe wireless broadband can replace costly telephone company T1 leased lines for many point to point data and voice applications as are generally utilized in the banking and healthcare industries.

Historically, the Company’s growth strategy involved expanding its offerings to provide wireless broadband product to banks and other vertical markets where high bandwidth and secure communications are needed (such as hospitals, schools and law enforcement). Over the past four years, however, the oil and gas industry has become an increasingly important part of our business plan to further utilize the extensive wireless networks we have built and acquired over the past eight years. The demand for wireless broadband connectivity, bandwidth and other wireless services to support oilfield activities continues to increase. Today, we know the oil and gas industry is looking for a way to move from its traditional low bandwidth, high cost satellite-based connectivity model to one where true high-speed broadband can be purchased for field operations at a reasonable cost.  Through a combination of sixteen strategic network acquisitions over eight years combined with generic network build-outs ERF Wireless now finds itself with the largest terrestrial wireless broadband network covering most of the oil and gas drilling areas in North America.   We believe that our advanced wireless technology, our nomadic MBT service, and with our existing networks dominating the oil and gas exploration  landscape that ERF Wireless and its subsidiary Energy Broadband can best serve this growing industry.

Continue to Acquire Networks

Our strategy is to focus on the acquisition of Wireless Internet Service Providers (“WISP’s”) and other wireless providers in oil and gas drilling locations that enhance our geographic and strategic plans. We believe that this acquisition strategy offers two benefits.  First, we are able to acquire operations that provide immediate revenue. Secondly, we are able to leverage the acquired network to provide services to the oil and gas market at higher rates than we offer to residential users. Our acquisition targets are typically capital constrained with underutilized network capacity. While there is no assurance that we will make additional acquisitions, we believe that there are companies that currently meet our acquisition criteria.

Competition

The Internet services industry is extremely competitive. We compete for revenues with multiple companies providing Internet services on a nationwide basis, discount ISPs and smaller regional ISPs. We also compete with companies that provide Internet access via narrowband and broadband technologies, such as Internet access providers, cable companies and telephone companies, most of which offer the same Internet connectivity services.  While there is still significant competition, we are utilizing a strategy of focusing on marketing to underserved geographic areas (i.e. those areas where there is less competition or technically inferior services available) where there is also oil and gas exploration and drilling operations. We believe residential Internet competition in these areas is generally from locally owned wireless broadband operators who lack the operating scale and monitoring systems. These operators generally have significantly higher prices or inefficient operations.  These local wireless broadband operators offer no competition for our oil and gas customers since they are not equipped, financially able, or trained to service this type of enterprise customer.

Incumbent Local Exchange Carrier (ILECs)

We face competition from ILECs in our markets in Texas and Louisiana for basic residential Internet service. In particular, the Company generally faces competition from companies such as AT&T Inc. and smaller regional or local phone companies. If the market has a significant population density, the larger ILECs have typically deployed DSL in the one central office in the market. DSL deployments by smaller regional and local phone companies vary; however, the Company believes that all providers of DSL are restricted by DSL's physical distance limitations.

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

Third Party Products

The Company also sells third-party licensed products and services into its customer base such as VOIP phone systems, GPS tracking systems, video surveillance systems, satellite systems and other high bandwidth-consuming products and services. This is a highly competitive market dominated by large, well-funded incumbent providers. These markets are also characterized by competition that includes smaller regional telecommunications providers.

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

The Company has received three patents and has two patents applications pending on its CryptoVue (TM) technology. The abstract of the patent application filing included the secure, triple-controlled system for data over a network, which protects against data theft or alteration by one or more ("e.g., two") corrupt insiders working together with outsiders. A combination of dual-control tamper-resistant routers, physical hardware keys and encryption keys enforces what the Company believes to be best practice security protocols with thorough auditing. A remote monitoring center provides a third level of control along with remote auditing and detailed change-control alerts. Three of the five patent applications had been issued; however the Company can provide no assurance that the remaining two patents will be successfully obtained.

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

Our future telecommunications business is subject to regulations under both state and federal telecommunications laws which are fluid and rapidly changing. On the state level, rules and policies are set by each state's Public Utility Commission or Public Service Commission (collectively, “PUC”). At the federal level, the FCC, among other agencies, dictates the rules and policies which govern interstate communications providers. The FCC is also the main agency in charge of creating rules and regulations to implement the 1996 Act. The 1996 Act opened the local telecommunications markets to competition by mandating the elimination of many legal, regulatory, economic and operational barriers to competitive entry. These changes provide us with new opportunities to provide local telephone services on a more cost-effective basis.

The FCC has granted direct broadcast satellite (“DBS”) and multi-channel, multi-point distribution service (“MMDS”) operator rights on a national basis similar to the mandatory access provided to franchise cable operators in some state and local jurisdictions. The FCC has adopted rules prohibiting homeowners associations, manufactured housing parks and state and local governments from imposing any restriction on a property owner that impairs the owner's installation, maintenance or use of DBS and MMDS antennas one meter or less in diameter or diagonal measurement. We do not believe our business will be significantly impacted by these rights.

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

Employees

As of March 16, 2012, we employ 55 full-time employees and 5 consultants. We have no collective bargaining agreements with our employees, and believe relationships are satisfactory.

Customers

The Company had one oil and gas customer that represented approximately 33% and 19% of gross sales for the years ended December 31, 2011 and 2010, respectively.

Research and Development

During the two previous fiscal years we have not incurred research and development cost and do not anticipate incurring any such costs in the current fiscal year.

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

A prolonged economic recession or depression may have an adverse effect on our operating results.

Continued adverse economic conditions may impact both enterprise and residential customers that utilize our wireless services and products. It should be expected that adverse economic conditions may negatively impact our results of operations.

We have an operating history with significant losses and losses may continue for the foreseeable future.

We have incurred annual operating losses since our inception. As a result, at December 31, 2011, we had an accumulated deficit of $51,198,000. Our gross revenues for the year ended December 31, 2011 were $5,320,000, with a loss from operations of $3,700,000. As we pursue our business plan, we expect our operating expenses may increase, especially in the areas of sales, marketing and acquisitions. As a result of these expected cost increases, we may or may not incur losses from operations in 2012.

We have a limited cash and liquidity position and may need to raise additional funds to fund operations.

As of December 31, 2011, we had cash and cash equivalents balances of $591,000 and working capital of $170,000. As of December 31, 2011, we had long-term indebtedness of approximately (i) $6.50 million on our credit facilities net of amortization, (ii) $0.43 million of capital leases, and (iii) $0.02 million of outstanding notes. The Company has a $12.0 million unsecured revolving credit facility, bearing interest at an annum rate of 12%, which matures in December 2013, and as of December 31, 2011, there was approximately $7,408,000 available under that facility. The Company has a $3.0 million secured equipment credit facility, bearing interest at an annum rate of 18%, which matures March 2016, and as of December 31, 2011, there was approximately $1,000,000 available under that facility.  During February, 2011, we sold certain non-core assets for cash of approximately $2.7 million. We believe our cash and available credit facilities afford us adequate liquidity for 2012, although we will likely need to raise additional capital during this period to fund our anticipated growth for our oil and gas wireless business. We have historically financed our operations through private equity and debt financings. We do not have any commitments for equity funding at this time, and equity funding may not be available to us on favorable terms, if at all. As such there is no assurance that we can raise equity capital from external sources when such need arises, the failure of which could cause us to curtail operations.

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

As of December 31, 2011, certain operating assets, inventory, furniture and accounts receivable are pledged as collateral on $2,344,000 of outstanding notes and capital leases. The occurrence of an event of default under any of our obligations might subject us to foreclosure by the lenders to the extent necessary to repay any amounts due. If a foreclosure were to happen, it might have a material adverse effect on our financial condition.

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

The Company's revenue and operating results may vary significantly from quarter to quarter due to a number of factors. In future quarters, operating results may be below the expectations of investors, and the price of our common stock may decline. Factors that could cause quarterly fluctuations include:

●	The ability to raise the necessary capital to execute mergers, acquisitions and asset purchases, as needed to implement the Company's strategic plan;

●	The ability to keep current customers and secure new customers;

●
The ability to acquire existing rural wireless broadband networks throughout North America and the ability to secure customers in the rural regions in which the Company acquires these wireless broadband networks; and

●	The ability to secure new regional banking network customers for both the construction and design of new broadband networks and for the maintenance and monitoring of these broadband networks.

Accordingly, the failure to obtain significant future revenue, lower than expected revenue in the future, increased losses in the future, and decreased working capital could adversely affect our stock price and liquidity.

During 2011, the majority of our revenue was generated from short-term agreements.

For the year ended December 31, 2011, the majority of our revenues resulted from short-term, terminable at will, arrangements. We had one customer that provided revenue in excess of 10%. There is no assurance that our customers will continue to conduct business with us in the future, the failure of which could have a material adverse effect on our business operations.

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

We utilize a combination of licensed and unlicensed spectrum, which is subject to intense competition, low barriers of entry and potential interference from multiple competing users.

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

Significant litigation regarding intellectual property exists in our industry. Competitors and other third parties may infringe on our intellectual property rights. Alternatively, competitors may allege that we have infringed on their intellectual property rights, resulting in significant litigation expenses. Any claims, even those made by third parties who are without merit, could:

●	be expensive and time consuming to defend, resulting in the diversion of management's attention and resources;

●	require us to cease making, licensing or using products or systems that incorporate the challenged intellectual property; or

●	require us to spend significant time and money to redesign, re-engineer or re-brand our products or systems if feasible.

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

As part of our business strategy, we intend to acquire companies and technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities, provide us with valuable customer contacts or otherwise offer growth opportunities. If we fail to achieve the anticipated benefits of any acquisitions we complete, our business, operating results, financial condition and prospects may be impaired. Acquisitions and investments involve numerous risks, including:

●	difficulties in integrating operations, technologies, services, accounting and personnel;

●	inability to manage our growth;

●	difficulties in supporting and transitioning customers of our acquired companies to our technology platforms and business processes;

●	ability to maintain sufficient internal controls;

●	diversion of financial and management resources from existing operations;

●	difficulties in obtaining regulatory approval for technologies and products of acquired companies;

●	potential loss of key employees;

●	if we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted, which dilution could adversely affect the market price of our stock;

●	inability to generate sufficient revenues to offset acquisition or investment costs; and

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

The trading price for our common stock has been, and we expect it to continue to be, volatile. For example, the closing bid price of our stock has fluctuated between $2.07 per share and $2.95 per share since January 1, 2012. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results and general market and economic conditions, which are beyond our control. Factors such as fluctuations in our financial and operating results, technological innovations or new commercial products and services by us or our competitors, could also cause the market price of our common stock to fluctuate substantially. In addition, the stock market has, from time to time, experienced extreme price and volume fluctuations. These broad market fluctuations may lower the market price of our common stock. Moreover, during periods of stock market price volatility, share prices of many companies have often fluctuated in a manner not necessarily related to their operating performance. Accordingly, our common stock may be subject to greater price volatility than the stock market as a whole.

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

We have reserved for issuance the following as of December 31, 2011:

●	134 shares of common stock are eligible to be issued pursuant to the Company's Non-qualified stock option plan;

●	3,117 shares of common stock underlying outstanding common stock purchase warrants at a price of $225.00 per share;

●	8,578,887 shares of common stock issuable upon conversion of Series A Preferred Stock, for an effective purchase price of $0.19 per share of common stock.

Further, we may issue shares to reduce our debt obligations. Accordingly, the issuance of these shares will have a dilutive effect from both a net tangible book value per share basis and from a number of shares of common stock outstanding basis. This overhang could have a depressive effect on our common stock price.

We presently do not intend to pay cash dividends on our common stock.

We currently anticipate that no cash dividends will be paid on the common stock in the foreseeable future, although we recently paid equity based dividend in the form of stock and warrants in our private Energy Broadband subsidiary. While our dividend policy will be based on the operating results and capital needs of the business, it is anticipated that any earnings will be retained to finance the future expansion of our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to smaller reporting companies.

ITEM 2. PROPERTIES

Our principal offices are located in League City and Lubbock Texas, pursuant to term leases believed to reflect market rates and terms, including the following:

Location	Function	Size (square feet)	Approximate Monthly lease payment	Lease Expiration

League City, TX	ERF Wireless Inc. Corporate Headquarters	24,700	$19,731	August 2016

Lubbock, TX	WBS West Texas Operational Division Headquarters	4,100	$2,970	December 2016

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

On January 13, 2009, the Company entered into exclusive reseller agreements with Schlumberger Technology Corporation and Schlumberger Canada Limited (Schlumberger).  Currently, the contract has completed its full three year term.  During the fourth quarter of 2010 the Company and Schlumberger entered into a contractual mediation to resolve various financial issues.  During 2011 the Company and Schlumberger were unable to resolve these financial issues through mediation and the Company has availed itself of binding arbitration as mandated in the contract.  The arbitration process was not completed in 2011 and continues in 2012.

ITEM 4. (REMOVED AND RESERVED)

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price Information

Our common stock trades on the OTC Electronic Bulletin Board under the symbol ERFB. The market for our common stock is limited, sporadic, and highly volatile. The following table sets forth the approximate high and low closing sales prices for our common stock for the last two fiscal years. The high and low bid closing sales price has been adjusted to reflect a reverse split on August 5, 2011of the company’s common stock at a ratio of 1 for 500 as presented. The quotations reflect inter-dealer prices, without retail markups, markdowns, or commissions and may not represent actual transactions.

		High Bid	Low Bid

YEAR 2011
	Quarter ended December 31	$5.00	$2.51
	Quarter ended September 30	$4.00	$1.50
	Quarter ended June 30	$9.00	$3.00
	Quarter ended March 31	$19.00	$6.00
YEAR 2010
	Quarter ended December 31	$20.00	$5.00
	Quarter ended September 30	$45.00	$15.00
	Quarter ended June 30	$75.00	$15.00
	Quarter ended March 31	$135.00	$75.00

Stockholders

As of March 16, 2012 there were approximately 501 stock holders of record of our common stock.

Dividends

We have never declared or paid cash dividends on our common stock, although we recently paid an equity based dividend in the form of stock and warrants in our private Energy Broadband subsidiary. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and do not anticipate declaring or paying any cash dividends on our common stock in the near future.

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2011, concerning securities authorized for issuance under our plans;

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants & Rights	Weighted Averaged Exercise Price of Outstanding Options, Warrants & Rights	Number of Securities Remaining Available for Future Issuance Under Stock Option Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders:

None	-	-	-

Equity compensation plans not approved by security holders:

2011 Non-Qualified Stock Compensation Plan	-	-	134

Total	-	$-	134

In May 2011, the Board of Directors increase the shares reserved under the 2011 Non-Qualified Stock Option Plan (the “Plan”) whereby 100,000 shares were reserved for issuance to key employees, officers, directors, and consultants of the Company and its affiliates. As of December 31, 2011, under the Plan, there were 99,866 shares issued to certain employees and consultants for services rendered.  The Plan is administered by the Compensation Committee of the Company and if there is no Compensation Committee, by the entire board of directors. The Plan allows stock option grants, performance stock awards, restricted stock awards, and stock appreciation rights ("SAR") as determined by the Committee. No award may be granted pursuant to the Plan ten years after the effective date (May 1, 2011), the entire text of the Plan was filed with the Commission on January 21, 2011 and amended May 31, 2011 as an exhibit to the Company's registration statement on Form S-8.

Recent Sales of Unregistered Securities

Set forth below is certain information concerning issuances of common stock that were not registered under the Securities Act that occurred in the fourth quarter of fiscal 2011.

Common Stock Issued for Cash Consideration

●	No shares were issued for cash consideration for the three months ended December 31, 2011.

Common Stock Issued for Debt Conversions and Services Rendered

●	In October 2011, 161,931 shares of common stock at weighted average price of $2.63 were issued for debt conversions and services rendered.

●	In November 2011, 15,000 shares of common stock at weighted average price of $2.81 were issued for debt conversions and services rendered.

●	In December 2011, 20,420 shares of common stock at weighted average price of $2.73 were issued for debt conversions and services rendered.

Common Stock Issued Upon Conversion of Series A Preferred Stock

●	On October 24, 2011, an accredited investor acquired 100,000 shares of common stock pursuant to Preferred Series A Conversions.

●	On November 16, 2011, an accredited investor acquired 90,000 shares of common stock pursuant to Preferred Series A Conversions.

●	On December 5, 2011, an accredited investor acquired 65,000 shares of common stock pursuant to Preferred Series A Conversions.

●	On December 16, 2011, an accredited investor acquired 50,000 shares of common stock pursuant to Preferred Series A Conversions.

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

Equity Repurchases by Issuer

The Company did not affect any common stock repurchases during fiscal 2011.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies
.
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the other sections of this annual report on Form 10-K, including the financial statements.

Overview

Historically, our revenues have been generated primarily from Internet and construction services. Our Internet revenues result from our offering of broadband and basic communications services to residential and enterprise customers. Our construction revenues result from the construction of bank networks and other services associated with providing wireless products and services to the regional banking industry. During fiscal 2011, approximately 41% of our revenues were generated from internet services, 51% of our revenues were generated from providing broadband services to the energy industry and 8% of our revenues were generated from construction services. We expect that the most growth during fiscal 2012 will continue to come from devoting significant capital resources to developing the oil and gas market utilizing wireless services.

The Company's financial condition improved dramatically in 2011 as compared to the prior fiscal year ended December 31, 2010.   Such improvements are highlighted as follows:

●
The Company reported revenues of $5,320,000 for the year ended December 31, 2011, as compared to revenues of $3,708,000 for the same prior year ended December 31, 2010; an increase of $1,612,000 or 43%.

●
The Company reported total comprehensive loss of $3,404,000 for the year ended December 31, 2011, as compared to a net loss to applicable to common shareholders of $8,511,000 for the same prior year ended December 31, 2010; an improvement of $5,107,000 or 60%.

●
The Company's Energy Broadband, Inc. subsidiary reported revenues of $2,713,000 for the year ended December 31, 2011, as compared to revenues of $916,000 for the same prior year ended December 31, 2010; an increase of $1,797,000 or 196%.

●	The Company reported a reduction of $2,193,000 or 28% decline in operating expenses in the year ended December 31, 2011, as compared to the same prior year ended December 31, 2010.

●
The Company's liquidity position improved by $2,819,000 for the year ended December 31, 2011, as compared to prior year ended December 31, 2010; including a $1,228,000 increase in Current Assets, a $1,591,000 decrease in Current Liabilities that included $1,450,000 retirement of long-term debt and capital lease obligations.

●
Lastly, the Company invested $2,114,000 in cash during the year ended December 31, 2011, primarily for the purchase of assets in its Energy Broadband, Inc. subsidiary for the continued expansion of networks and infrastructure, including increasing its Mobil Broadband Trailer, ("MBT") fleet associated with the increased oil and gas business growth being experienced.

Additionally, the Company made significant progress with its strategic business plan in 2011 as evidenced by the completion and announcement of numerous agreements and business developments. These include:

●	The Company welcomed experienced banking executive Thomas Wiedebush to its Board of Directors.

●
The Company announced that it has secured $3,000,000 in debt financing from Dakota Capital Fund LLC. The funding is being utilized by the Company to quickly expand its Energy Broadband subsidiary's presence in the major oil and gas exploration regions of North America.

●	The Company announced that it had finalized the requirements for the ERF Wireless Dividend in Energy Broadband Stock and warrants.

●	The Company's stock now trades under the symbol ERFB.

●
The Company announced that its patent attorney received correspondence from the U.S. Patent Office that a second and third patent for the CryptoVue® encrypted security device has been approved and that a patent will be issued as soon as the proper forms are submitted.

●
The Company announced that its Enterprise Network Services (“ENS”) division has been actively working with its existing banking network customers in Texas and Louisiana to meet their needs for expanded and upgraded services, including the addition of new service areas. ENS recently completed the addition of one new branch for one bank customer and is now in the process of finalizing plans for the addition of four to eight branches for two other bank customers.

●
The Company announced that it had been ranked number 337 on the Deloitte's 2011 Technology Fast 500, an annual ranking by Deloitte LLP of the 500 fastest growing technology, media, telecommunications, life sciences and clean technology companies in North America.

●
The Company announced that in an expanded effort to create greater awareness about the company's recent significant developments, including the increase in its oil and gas business activities and related revenue increases, it has retained the services of Investor Awareness, Inc. as its new investor relations firm.

●
The company completed four separate wireless broadband projects with four Texas Independent Public School Districts that involved the design, engineering, and construction of wireless broadband networks. These projects mark the company's entry into a new strategic education vertical market that has been under development for some time.

●
The completion of a Master Services Agreement with TISD Inc. for Energy Broadband to utilize their wireless network coverage to deliver digital oilfield solutions in portions of the Eagle Ford Shale market in South Texas.

●	The company implemented a reverse split of 1 for 500 effective August 5, 2011.

●
The company announced that it has filed the formal arbitration documentation to conduct arbitration of a major contractual dispute between ERF Wireless and Schlumberger Technology Corporation, a subsidiary of Schlumberger, Ltd. This dispute involves two exclusive reseller contracts between Schlumberger and ERF Wireless signed January 16, 2009. The arbitration process now commenced involves one of these contracts with the GCS Division of Schlumberger for all of the U.S. including the Gulf of Mexico. A second and similar contract for all of Canada with their Canadian Division may be the subject of a separate proceeding. In support of the requirements of the contract and in spite of this contractual dispute, ERF Wireless has continued to expand its wireless network coverage in most North American oil and gas regions, as required by the contracts, and continues to increase its market presence by servicing industry customers that were originally exempted from the exclusivity provisions of the contracts. The contracts expired on January 13, 2012 at the normal completion of their three year term. The ruling in the arbitration will be binding, and the arbitration is expected to be completed in calendar 2012.

●
The completion, closing and funding associated with the divestiture of certain wireless broadband assets and operations that were not core to the company's vertical market focus in oil and gas through its subsidiary, Energy Broadband Inc were completed in the first quarter of CY 2011. ERF Wireless received $3.0 million in cash including a $300,000 holdback receivable and 100,000 shares of KeyOn Communications Holdings Inc. stock for two wireless networks that were sold, specifically the Central Texas network west of Austin and the smaller North Texas network in Granbury. The primary allocation of the cash proceeds was used to retire certain liabilities and to provide for aggressive growth for our oil and gas vertical subsidiary, Energy Broadband.

●
The completion of a Master Services Agreement with KeyOn Communications to allow Energy Broadband to utilize KeyOn Communications wireless networks to deliver digital oilfield solutions in 4 of the 11 states where KeyOn has networks, with initial focus in Texas and Kansas.

●
The completion of a Master Services Agreement with Bluebird Broadband Services to allow Energy Broadband to utilize Bluebird Broadband Services wireless networks to deliver digital oilfield solutions in the Haynesville Shale market, covering northwest Louisiana and northeast Texas.

●
The completion of a Master Services Agreement with Advanced Data Technologies to allow Energy Broadband to utilize Advanced Data Technologies wireless networks to deliver digital oilfield solutions in portions of the Eagle Ford Shale formation in South Texas.

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

Results of Operations

Year Ended December 31, 2011, Compared to Year Ended December 31, 2010

The following table sets forth summarized consolidated financial information for the years ended December 31, 2011 and 2010:

	Fiscal Year Ended December 31,

($ in thousands)	2011	2010	$ Change	% Change
Total sales	$5,320	$3,708	$1,612	43%
Cost of goods sold	3,326	2,797	529	19%
Gross profit	1,994	911	1,083	119%
Percent of total sales	37%	25%
Operating expenses	5,694	7,887	(2,193)	-28%
Loss from operations	(3,700)	(6,976)	3,276	-47%
Other income/(expense)	399	(1,161)	1,560	-134%
Loss from continuing operations	(3,301)	(8,137)	4,836	59%
Loss from discontinued operations	(78)	(374)	296	79%
Other comprehensive loss	(25)	-	(25)	-100%
Total comprehensive loss	$(3,404)	$(8,511)	$5,107	-60%

For the year ended December 31, 2011, the Company's business operations reflected an increase in sales for Energy Broadband, Inc. (“EBI”), and Enterprise Network Services (“ENS”) with an offset of decreased sales for Wireless Bundled Services (“WMS”), and for Wireless Messaging Services (“WMS”). For the year ended December 31, 2011, the Company's consolidated operations generated net sales of $5,320,000 compared to prior-year net sales of $3,708,000 for the year ended December 31, 2010. The $1,612,000 increase in net sales is primarily attributable to $1,797,000 increased sales in EBI from deployment of our Mobile Broadband Trailers (“MBT’s”) in the oil and gas regions, $137,000 increased sales in ENS due to increased network installations for schools and existing bank customers with an offset of $243,000 in decreased sales in WBS due to a reduction in our retail wireless and dialup customer base, and a $79,000 decreased sales in WMS attributable to a decline in infrastructure sales and services.  Services sales increased $1,475,000 and product sales increased $137,000 for a total increase of $1,612,000. For the year ended December 31, 2011, the Company had a gross profit margin of 37%, compared to a gross profit margin of 25% for the prior year. The $1,083,000 increase in gross profit margin is primarily attributed to the following factors; (i) approximately $780,000 increase in gross margin in EBI attributable to our wireless broadband services from deployment of our MBT’s in the oil and gas regions (ii) $112,000 increase in gross margins in ENS primarily related to increased network installations for schools and existing bank customers (iii) $207,000 increase in gross margin in WBS primarily related to decrease third party service cost, and (iv) offset with $16,000 decrease in gross margins in WMS due to decline in wireless infrastructure sales and services

The Company incurred a total comprehensive loss of $3,404,000 for the year ended December 31, 2011. The Company's principal components of the total comprehensive loss for the year ended December 31, 2011, included approximately $1,643,000 in depreciation expenses, $817,000 of interest expense, $1,050,000 of other general and administrative expense, $2,949,000 in employment expenses, $1,103,000 in professional services and a gain on sale of assets of $1,176,000 due to a sale of non-core assets of our North and Central Texas network on February 14, 2011 offset by a gain of other assets of $7,000.

Sales Information

Set forth below is a table presenting summarized sales information for our business segments for the years ended December 31, 2011 and 2010:

($ in thousands)	Fiscal Year Ended December 31,
Business Segment	2011	% of Total	2010	% of Total	$ Change	% Change
Wireless Messaging Services	$22	0%	$101	3%	$(79)	-78%
Wireless Bundled Services	2,178	41%	2,421	65%	(243)	-10%
Enterprise Network Services	407	8%	270	7%	137	51%
Energy Broadband, Inc.	2,713	51%	916	25%	1,797	196%
Total Sales	$5,320	100%	$3,708	100%	$1,612	43%

For the year ended December 31, 2011, net sales increased to $5,320,000 from $3,708,000 for the year ended December 31, 2010. The overall increase of 43% was attributable to an increase of $1,797,000 of Energy Broadband, Inc., and $137,000 increase in Enterprise Network Services with an offset of decreased sales of $243,000 for Wireless Bundled Services, and a decrease in Wireless Messaging Services of $79,000. The $1,797,000 increased sales in EBI are from deployment of our MBT’s in the oil and gas regions, $137,000 increased sales in ENS due to increased network installations for schools and existing bank customers with an offset of $243,000 decreased sales in WBS due to a reduction in our retail wireless and dialup customer base, and a $79,000 decreased sales in WMS is attributable to a decline in infrastructure sales and services.

Cost of Goods Sold

The following tables set forth summarized cost of goods sold information for the years ended December 31, 2011 and 2010:

($ in thousands)	Fiscal Year Ended December 31,
Business Segment	2011	% of Total	2010	% of Total	$ Change	% Change
Wireless Messaging Services	$11	0%	$74	3%	$(63)	-85%
Wireless Bundled Services	1,304	39%	1,755	63%	(451)	-26%
Enterprise Network Services	428	13%	403	14%	25	6%
Energy Broadband, Inc.	1,583	48%	565	20%	1,018	180%
Total cost of sales	$3,326	100%	$2,797	100%	$529	19%

	Fiscal Year Ended December 31,
($ in thousands)	2011	2010	$ Change	% Change

Products and integration service	$1,488	$290	$1,198	413%
Rent and maintenance	441	524	(83)	-16%
Depreciation	1,397	1,983	(586)	-30%
Total cost of sales	$3,326	$2,797	$529	19%

For the year ended December 31, 2011, cost of goods sold increased by $529,000, or 19%, to $3,326,000 from $2,797,000 as compared to the year ended December 31, 2010. The increase of $529,000 in cost of goods sold is primarily attributable to an increase of cost of goods sold of $25,000 in ENS due to third party services of new construction installations, and $1,018,000 increase in EBI due to increased depreciation and third party services for deployment of our MBT’s in oil and gas regions, and offset with a $451,000 decrease in WBS due to a decreasing third party cost and depreciation and a decrease of cost of goods sold of $63,000 in WMS attributable to rent and third party services associated with decrease sales.

Operations Expenses

The following table sets forth summarized operating expense information for the years ended December 31, 2011 and 2010:

	Fiscal Year Ended December 31,
($ in thousands)	2011	2010	$ Change	% Change

Employment expenses	$2,949	$3,707	$(758)	-20%
Professional services	1,103	2,299	(1,196)	-52%
Rent and maintenance	346	370	(24)	-6%
Depreciation and amortization	246	360	(114)	-32%
Other general and administrative	1,050	1,151	(101)	-9%
Total operating expenses	$5,694	$7,887	$(2,193)	-28%

For the year ended December 31, 2011, operating expenses decreased by 28% to $5,694,000, as compared to $7,887,000 for the year ended December 31, 2010. The changes that occurred, as evidenced by the immediately preceding table, are discussed below:

●
A $758,000 decrease in employment expense. The decrease is primarily attributable to the centralization of our operations thus reducing our employee headcount to 63 at December 31, 2011 as compared to 80 at December 31, 2010;

●	A $1,196,000 decrease in professional services. Primarily related to a decrease in settlement expense.

●	A $24,000 decrease in rent and maintenance.

●	A $114,000 decrease in depreciation and amortization;

●	A $101,000 decrease in other general and administrative expense.

Other (Income) Expense, Net

For the year ended December 31, 2011, the increase in other income is primarily attributable to gain on sale of assets of $1,176,000 on the asset sale of non-core assets of our North and Central Texas network on February 14, 2011, gain on sale of other assets of $7,000 and a decrease in other expense is primarily attributable to interest expense, net of debt obligations and other income net totaling $817,000, and offset with a net derivative income of $33,000 as compared to interest expense, net and other expense net of $1,445,000, loss on extinguishment of debt of $63,000, loss on sale of assets of $16,000 and offset with derivative income of $363,000 for the year ended December 31, 2010. The derivative expense represents the net unrealized (non-cash) charge during the years ended December 31, 2011 and 2010, in the fair value of our derivative instrument liabilities related to warrants and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately.

Net Loss

For the year ended December 31, 2011, our net loss was $3,379,000 compared to a loss of $8,511,000 for the year ended December 31, 2010. The decrease in the loss for the year ended December 31, 2011 as compared to the year ended December 31, 2010 is primarily attributable as evidenced by the immediately preceding tables, are discussed above.

Cash Flows

The Company's operating activities increased net cash used by operating activities to $2,822,000 in the year ended December 31, 2011, compared to net cash used of $2,081,000 in the year ended December 31, 2010. The increase in net cash used by operating activities was primarily attributable to decreased accrued expense liabilities, accounts payables with an increase in accounts receivables and inventory over prior year. The company's net operating loss of $3,379,000 adjusted for net non-cash charges of $1,395,000 combined with $838,000 of cash used by fluctuations in working capital requirements totaled cash used by operating activities of $2,822,000, which consisted of the combination of accounts receivable, inventory, prepaid expenses, accounts payable, accrued expenses, deferred liability lease and deferred revenue.

The Company's investing activities provided net cash of $566,000 in the year ended December 31, 2011, compared to use of net cash of $690,000 in the year ended December 31, 2010. The increase in investing activities is primarily the sale of non-core assets of our North and Central Texas network.

The Company's financing activities provided net cash of $2,804,000 in the year ended December 31, 2011, compared to $2,586,000 of cash provided in year ended December 31, 2010. The cash provided in the year ended December 31, 2011, was primarily associated with proceeds from debt financing and the line of credit, net.

Liquidity and Capital Resources

General

At December 31, 2011, the Company's current assets totaled $2,147,000 (including cash and cash equivalents of $591,000) total current liabilities were $1,977,000, resulting in working capital of $170,000. The Company has funded operations to date primarily through a combination of utilizing cash on hand, borrowings and raising additional capital through the sale of its securities. The Company’s operations for the year ended December 31, 2011, were primarily funded by proceeds from the Company's line of credit totaling $1,554,000, convertible debt financing of $2,700,000 and the divestiture of certain non-core assets and operations receiving proceeds of $2,700,000.

Current Debt Facility

In June 2010, the Company increased its unsecured revolving credit facility with Angus Capital Partners a related party from $10.5 million to $12.0 million maturing December 31, 2013. At December 31, 2011, the Company had approximately $7,408,000 available on a $12.0 million unsecured revolving credit facility with Angus Capital Partners, with an outstanding balance of $4,592,000. The terms of the unsecured revolving credit facility will allow us to draw upon the facility as financing requirements dictate and provides for quarterly interest payments at an annual 12% rate. The loan may be prepaid without penalty or repaid at maturity.

In November 2011, the Company signed a debt financing agreement with Dakota Capital Fund LLC of Sioux Falls, South Dakota, for financing of up to $3,000,000. At December 31, 2011, the Company had approximately $1,000,000 available on a $3.0 million secured equipment credit facility with Dakota Capital Fund LLC, with an outstanding balance of $2,000,000. The terms of the secured credit facility will allow ERF to draw upon the facility for equipment purchases provided that the Company has submitted an advance request with acceptable and sufficient information of assets to be purchased. The payment terms are $58,750 per month including interest, at an annual rate of 18% plus 10% of positive operational cash flow as determined from the Company’s publically filed 10Q’s and 10K’s for repayment of additional principal beginning April 1, 2012.

Issuance of Common Stock

During the year ended December 31, 2011, we issued to various accredited investors and third parties (i) 826,206 shares for services rendered and debt conversions, and (ii) 441,353 shares upon conversion of Series A Preferred Stock. We relied on Section 4(2) of the Securities Act in effecting these transactions. During the year ended December 31, 2011, we issued 108,258 shares of common stock to employees and business consultants, for aggregate consideration of $533,347 of services rendered, pursuant to a registration statement on Form S-8.

Use of Working Capital

We believe our cash and available credit facilities afford us adequate liquidity for the balance of fiscal 2012. We anticipate that we will need additional capital in the future to continue to expand our business operations, which expenditures may include acquisitions and capital expenditures. We have historically financed our operations through private equity and debt financings. We do not have any commitments for equity funding at this time, and additional funding may not be available to us on favorable terms, if at all. As such there is no assurance that we can raise additional capital from external sources, the failure of which could cause us to curtail operations.

Contractual Obligations

The following table sets forth contractual obligations as of December 31, 2011:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations:
Long-term debt obligations	$8,456	$1,073	$6,502	$881	$-
Capital lease obligations	514	168	335	11	-
Operating lease obligations	2,216	569	853	786	8
Total contractual obligations	$11,186	$1,810	$7,690	$1,678	$8

The Company's contractual obligations consist of long-term debt of $6,518,000 net of unamortized discount of $114,000, and interest expense of $1,938,000 as set forth in Note 12 to the company's financial statements, Notes Payable and Long-Term Debt. The capital lease obligations consist of $431,000 and interest expense of $83,000 as set forth in Note 12 in the future minimum lease payments schedule and certain obligations for operating leases requiring future minimal commitments under non-cancelable leases set forth in Note 13 - Commitments.

Off-Balance Sheet Arrangements

As of December 31, 2011 the Company did not have any significant off-balance-sheet arrangements other than certain office and tower facility operating leases requiring minimal commitments under non-cancelable leases disclosed in the table above.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS

LBB & ASSOCIATES LTD., LLP
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
ERF Wireless, Inc.
League City, Texas

We have audited the accompanying consolidated balance sheets of ERF Wireless, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ERF Wireless, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP

Houston, Texas
March 20, 2012

ERF WIRELESS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2011 and 2010
($ in thousands except share data)

	December 31, 2011	December 31, 2010

ASSETS
Current assets
Cash and cash equivalents	$591	$43
Securities held for resale	7	-
Accounts receivable, net	596	392
Accounts receivable, other	310	124
Inventories	358	255
Prepaid expenses and other current assets	285	105
Total current assets	2,147	919

Property and equipment
Property and equipment	9,932	10,001
Less: accumulated depreciation	(5,868)	(5,987)
Net property and equipment	4,064	4,014

Goodwill	176	1,255
Intangible assets, net	-	134
Other assets	63	170

Total assets	$6,450	$6,492

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Notes payable and current portion of long-term debt	$259	$598
Current portion of long-term capital leases	126	446
Accounts payable	694	872
Accrued expenses	661	1,139
Derivative liabilities	27	13
Deferred liability and revenue	210	500
Total current liabilities	1,977	3,568

Line of credit (LOC)	4,592	5,225
Long-term debt, net of current portion	1,667	78
Long-term capital leases, net of current portion	305	343
Total liabilities	8,541	9,214

Commitments

Shareholders’ deficit:
Preferred stock - $0.001 par value, 25,000,0000 authorized Series A designated 10,000,000 shares Issued and outstanding at December 31, 2011 and 2010, 8,578,887 and 4,612,583, respectively	9	5
Common stock - $0.001 par value Authorized 975,000,000 shares Issued and outstanding at December 31, 2011 and 2010, 2,160,996 and 784,805, respectively	2	1
Additional paid in capital	49,121	45,091
Accumulated deficit	(51,198)	(47,819)
Accumulated other comprehensive loss	(25)	-
Total shareholders’ deficit	(2,091)	(2,722)

Total liabilities and shareholders' deficit	$6,450	$6,492

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
($ in thousands except share data and loss per share)

	2011	2010

Sales:
Products	$245	$107
Services	5,075	3,601
Total sales	5,320	3,708

Costs of goods sold:
Products and integration services	1,488	1,029
Rent, repairs and maintenance	441	391
Depreciation	1,397	1,377
Total costs of goods sold	3,326	2,797
Gross profit	1,994	911
Operating expenses:
Selling, general and administrative	5,448	7,527
Depreciation and amortization	246	360
Total operating expenses	5,694	7,887
Operating loss from continuing operations	(3,700)	(6,976)
Other income (expenses):
Interest expense, net and other income	(817)	(1,445)
Gain (loss) on sale of assets	1,183	(16)
(Loss) on extinguishment of debt	-	(63)
Derivative income	33	363
Total other income (expense)	399	(1,161)
Loss from continuing operations	(3,301)	(8,137)
Loss from discontinued operations	(78)	(374)
Net loss	(3,379)	(8,511)
Other comprehensive loss:
Unrealized loss on securities held for resale	(25)	-
Total other comprehensive loss	(25)	-
Total comprehensive loss	$(3,404)	$(8,511)
Basic and diluted loss per common share:
Loss from continuing operations	$(2.41)	$(17.57)
Loss from discontinued operations	$(0.06)	$(0.81)
Net loss	$(2.47)	$(18.38)

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
($ and shares in thousands)

	Common Stock		Preferred Stock		Additional Paid in	Accumulated	Accumulated Comprehensive	Total Shareholders’
	Shares	Value	Shares	Value	Capital	Deficit	Income	Deficit

Total shareholders’ deficit as of December 31, 2009	291	$-	3,044	$3	$36,931	$(39,308)	$-	$(2,374)

Net loss	-	-	-	-	-	(8,511)	-	(8,511)

New stock issued to shareholders:
Conversion of preferred stock to common stock	171	1	(4,571)	(4)	3	-	-	-
For services, compensation and interest	83	-	-	-	1,967	-	-	1,967
For retirement of debt	102	-	-	-	1,764	-	-	1,764
Conversion of LOC and interest to preferred stock	-	-	6,140	6	2,398	-	-	2,404
Stock based compensation	-	-	-	-	40	-	-	40
Derivative liability	-	-	-	-	3	-	-	3
Conversion of LOC and interest to common stock	119	-	-	-	1,553	-	-	1,553
Proceeds from sale of common stock, net	19	-	-	-	432	-	-	432

Total shareholders’ deficit as of December 31, 2010	785	1	4,613	5	45,091	(47,819)	-	(2,722)

Net loss	-	-	-	-	-	(3,379)	-	(3,379)

New stock issued to shareholders:
Conversion of preferred stock to common stock	441	-	(1,404)	(1)	1	-	-	-
For services, compensation, interest and prepaids	203	-	-	-	1,023	-	-	1,023
Dividend declared	-	-	-	-	(133)	-	-	(133)
For retirement of debt	88	-	-	-	369	-	-	369
Conversion of LOC and interest to preferred stock	-	-	5,370	5	392	-	-	397
Conversion of LOC and interest to common stock	644	1	-	-	2,378	-	-	2,379
Unrealize loss on securties held for resale	-	-	-	-	-	-	(25)	(25)

Total shareholders’ deficit as of December 31, 2011	2,161	$2	8,579	$9	$49,121	$(51,198)	$(25)	$(2,091)

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
($ in thousands)

	2011	2010

Cash flows from operating activities
Loss from continuing operations	$(3,301)	$(8,137)
Loss from discontinued operations	(78)	(374)
Net loss	(3,379)	(8,511)

Adjustments to reconcile net loss to net cash used by operating activities:
(Gain) / loss on sale of assets	(1,183)	16
Loss on extinguishment of debt	-	63
Loss on foreign exchange translation	-	1
Amortization of debt discount	26	162
Depreciation and amortization	1,698	2,938
Stock based compensation	-	40
Stock issued for services rendered, interest and compensation	887	1,967
Derivative income	(33)	(363)
Bad debt expense	-	126
Changes in:
Accounts receivable, net	(198)	(33)
Accounts receivable, other	114	(37)
Inventories	(156)	(33)
Prepaid expenses and other current assets	(123)	150
Costs and profits in excess of billings	-	17
Accounts payable	(167)	285
Accrued expenses	(18)	1,366
Deferred liability and revenue	(290)	(235)
Total adjustment	557	6,430
Net cash used by operating activities	(2,822)	(2,081)

Cash flows from investing activities
Purchase of property and equipment	(2,114)	(773)
Proceeds from sale of assets	2,707	8
Change in other assets	(27)	75
Net cash provided (used by) investing activities	566	(690)

Cash flows from financing activities
Net proceeds from line of credit	1,554	3,026
Proceeds from long-term debt obligations	2,700	759
Payment of long-term debt obligations	(980)	(777)
Payment on capital lease obligations	(470)	(854)
Proceeds from sale of common stock, net	-	432
Net cash provided by financing activities	2,804	2,586

Net change in cash and cash equivalents	548	(185)
Cash and cash equivalents at the beginning of the period	43	228
Cash and cash equivalents at the end of the period	$591	$43

Supplemental disclosure of cash flow information:
Net cash paid during the year for:
Interest	$123	$241
Income taxes	$-	$-

Supplemental non-cash investing and financing activities:
Conversion of debt through issuance of common stock	$369	$1,764
Conversion of LOC and interest through issuance of Preferred stock	$397	$2,404
Conversion of LOC and interest through issuance of Common stock	$2,379	$1,553
Common stock issuance for prepaids	$136	$-
Dividend declared	$133	$-
Unrealized loss on securities held for resale	$25	$-

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

Nature of the Company

ERF Wireless, Inc. (“Company” or “ERF Wireless”) provides critical infrastructure wireless broadband communications products and services to a broad spectrum of customers in primarily rural oil and gas exploration areas of North America. We provide high quality broadband services and critical communications services to residential, oil and gas, educational, health care, and regional banks in rural areas utilizing our Company owned and operated wireless networks.  As a total comprehensive solutions provider we offer a wide array of critical communications services including high speed broadband, voice over Internet Protocol (VOIP) telephone and facsimile service, and video security.

Historically, our revenues have been generated primarily from wireless internet and network construction services. Our Internet revenues have resulted from our offering of broadband and basic communications services to residential and enterprise customers. Our construction revenues typically have consisted of revenues generated from the construction of bank , educational , and healthcare networks and other services associated with providing wireless products and services to the regional banking, educational and healthcare  industries.

Our internet revenues are recorded in “ERF Wireless Bundled Services, Inc. (WBS)”, construction of bank, healthcare and educational networks in our “ERF Enterprise Network Services, Inc. (ENS)” and other construction in “ERF Wireless Messaging Services, Inc. (WMS)” and wireless broadband products and services to rural oil and gas locations are recorded in “Energy Broadband, Inc. (EBI)”. Please refer to segment footnote 15 for additional information regarding segment operations.

Basis of Accounting

The Company maintains its accounts on the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America. The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations have been reflected herein.

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

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Operating Leases

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

On December 15, 2006, the Company entered into an agreement with Southwest Enhanced Network Services, LP, a wireless broadband company, to assume multiple tower and office leases in the greater Lubbock, Texas area. As part of the agreement the Company received $825,000 in cash to offset certain of the future operating lease costs. This payment was recorded as a deferred leased liability and recognized as a reduction to rent expense on a straight-line basis over the lease term as described above. At the end of December 2011 and 2010, this deferred lease liability balance was $0 and $150,000, respectively.

Assets Held under Capital Leases

Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease. We utilize various leasing facilities including tower sites, offices sites and the purchase of tower and radio network equipment. When we enter into a lease agreement, we review the terms to determine the appropriate classification of the lease as a capital lease or operating lease based on the factors listed in FASB ASC Topic 840 “Leases”

Allowance for Doubtful Accounts

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

Deferred Revenues

Revenues that are billed in advance of services being completed are deferred until the conclusion of the period of the service for which the advance billing relates. Deferred revenues are included on the balance sheet in current and long-term liabilities until the service is performed and then recognized in the period in which the service is completed. The Company's deferred revenues consist of billings in advance for services being rendered for its wireless broadband and, accordingly, are deferred and recognized monthly as earned. The Company had deferred revenues in current liabilities of approximately $210,000 and $350,000 as of December 31, 2011, and December 31, 2010, respectively.

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Advertising Costs

Advertising costs are expensed when incurred. For the periods ended December 31, 2011 and 2010, the Company expensed $67,000 and $65,000, respectively.

Stock-Based Compensation

Stock-based compensation expense is recorded for stock and stock options awarded in return for services rendered. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest.

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

Inventories

Inventories are valued at the lower of cost or market. The cost is determined by using the average cost method. Inventories consist of the following items as of December 31, 2011 and 2010(in thousands):
	December 31, 2011	December 31, 2010
Raw material	$44	$48
Work in process	116	-
Finished goods	198	207
	$358	$255

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

Fair Value Estimates

Pursuant to the Accounting Standards Codification (“ASC”) No. 820, “Disclosures About Fair Value of Financial Instruments”, the Company records its financial assets and liabilities at fair value. ASC No. 820 provides a framework for measuring fair value, clarifies the definition of fair value and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. ASC No. 820 establishes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
Level 2—Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the asset/liability’s anticipated life.
Level 3—Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The carrying values for cash and cash equivalents, accounts receivable, prepaid assets, accounts payable and accrued liabilities approximate their fair value due to their short maturities.

Research and development

Research and development expense consists of costs attributable to employees and or consultants who focus their time on the design, engineering and process development of our CryptoVue technology. During the two previous fiscal years we have not incurred research and development cost and do not anticipate incurring any such costs in the current fiscal year.

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

Diluted net loss per common share is computed by dividing the net loss, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods ended December 31, 2011, and December 31, 2010, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of fully diluted net loss per common share.

Recent Accounting Pronouncements

Management does not anticipate that the recently issued but not yet effective accounting pronouncements will materially impact the Company’s financial condition.

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – ACCOUNTS RECEIVABLE

Accounts Receivable consists of the following (in thousands):

	December 31, 2011	December 31, 2010
Accounts receivable	$628	$508
Allowance for doubtful accounts	(32)	(116)
Accounts receivable, net	$596	$392

NOTE 3 – PROPERTY AND EQUIPMENT

Components of property and equipment consist of the following items (in thousands):

	December 31, 2011	December 31, 2010
Automobiles	$501	$326
Operating equipment	7,388	8,342
Office furniture and equipment	236	253
Leasehold improvements	70	67
Computer equipment	316	376
Building	29	29
Land	37	37
Construction in progress	1,355	571
Total property and equipment	9,932	10,001
Less accumulated depreciation	(5,868)	(5,987)
Net property and equipment	$4,064	$4,014

Depreciation expense was $1,643,000 and $2,370,000 for the years ended December 31, 2011 and 2010, respectively. The depreciation expense from discontinued operations was $43,000 and $651,000 for the years ended December 31, 2011 and December 31, 2010, respectively.

Operating equipment under construction in progress is primarily due to the build out of our wide area network of WiNet constructed by our subsidiary ENS.

The Company has pledged substantially all the operating equipment and some furniture and vehicles as collateral against outstanding notes and capital leases.

NOTE 4 – GOODWILL

At December 31, 2011 and 2010, goodwill totaled $176,000 and $1,255,000 respectively. In February 2011, the Company reduced goodwill of $1,079,000 as part of the sale of the Central Texas and North Texas network to KeyOn. The remaining goodwill of $176,000 is attributable to the acquisition of the assets of Crosswind, Inc. on January 11, 2008.

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INTANGIBLE ASSETS, NET

Intangible assets consist of the following (in thousands):

		December 31, 2011
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	3.0	$502	$502	$-
Workforce in place	3.0	125	125	-
Non-compete agreement	3.0	100	100	-
Developed technology	3.0	20	20	-
		$747	$747	$-

		December 31, 2010
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	3.0	$2,311	$2,177	$134
Workforce in place	3.0	125	125	-
Non-compete agreement	3.0	100	100	-
Developed technology	3.0	20	20	-
		$2,556	$2,422	$134

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

On June 1, 2009, the Company acquired from Frontier Internet, LLC and iTEXAS Net, a customer list which was valued at $283,000 and was being amortized over three years.  In February 2011, the Company divested the remaining net book value amount of intangibles of $122,000 as part of the sale of the North Texas network to KeyOn.

NOTE 6 – DEBT CONVERSION

(a) LINE OF CREDIT

For the year ended December 31, 2011, the Company has had several debt settlements of the unsecured revolving credit facility. See Note 12 for additional information on this facility.  The unsecured revolving credit facility provides financing for working capital requirements.  During the year ended December 31, 2011 the Company issued 5,370,304 shares of its Series A Preferred Stock for the settlement amount of $350,000 of debt and $47,017 in accrued interest for a total amount of $397,017. The Company issued Preferred A Stock at an average price of $.0739 per share or $1.84 (post split) per share of ERF Wireless, Inc. (ERFB) common stock the day the debt is settled and converted to Preferred A Stock.

Also during year ended December 31, 2011, the Company issued 643,781 shares of its Common Stock to Angus Capital for the settlement of $1,837,006 of debt and $541,468 in accrued interest for a total amount of $2,378,474. The Company issued Common Stock at an average price of $3.69 per share of the (ERFB) common stock the day the debt was settled.

As additional consideration for the settlement, the Company agreed to amend the Series A convertible preferred stock designation to increase the voting rights of each preferred share from 50 votes to 100 votes on all matters in which the common stock holders and preferred stock holders vote together. Under current accounting standards ASC 470-50-40-2 the extinguishment of related party debt for equity securities is considered a capital transaction and, accordingly, no gain or loss on the extinguishment is recognized in the statement of operations. If this was not a related party transaction a gain of $37,763 would have been recognized for the year ended December 31, 2011.

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2010, the Company has had several debt settlements of the unsecured revolving credit facility.  During the year ended December 31, 2010 the Company issued 6,140,121 shares of its Series A Preferred Stock for the settlement of $1,982,688 of debt and $421,238 in accrued interest for a total amount of $2,403,926.

Also during year ended December 31, 2010, the Company issued 119,136 shares of its Common Stock to Angus Capital for the settlement of $1,266,861 of debt and $285,926 in accrued interest for a total amount of $1,552,787. The Company issued Common Stock at an average price of $13.03 per share of the (ERFB) common stock the day the debt was settled.

(b) OTHER DEBT

During the year ended December 31, 2011 the Company issued 92,755 shares of its Common Stock for the settlement of $369,147 of debt and $24,604 in accrued interest for a total amount of $393,751. The Company issued Common Stock at an average price of $4.25 per share of the (ERFB) common stock the day the debt was settled.

During the year ended December 31, 2010 the Company issued 117,817 shares of its Common Stock for the settlement of $1,764,000 of debt and $255,129 in accrued interest for a total amount of $2,019,129. The Company issued Common Stock at an average price of $17.14 per share of the (ERFB) common stock the day the debt was settled.

NOTE 7 – COMMON STOCK, PREFERRED STOCK AND WARRANTS

The total number of shares of stock of all classes which the Company shall have the authority to issue is 1,000,000,000, of which 25,000,000 shall be shares of preferred stock with a par value of $0.001 per share ("Preferred Stock"), and 975,000,000 shall be shares of common stock with a par value of $0.001 per share ("Common Stock").

On August 5, 2011 the company's board of directors and stockholders with a majority of the company's voting power approved an amendment to the company's Articles of Incorporation to affect a reverse split of the company's common stock at a ratio of 1 for 500. Any whole number of outstanding shares between and including 2 and 500 would be combined into one share of common stock, at a ratio selected by the board. There would be no change to the authorized shares of common stock of the Company as a result of the reverse stock split and any fractional shares would be rounded up. The ratio of 1 for 500 reverse split affected 682,917,968 common shares prior to the split and were converted into 1,366,311 shares of $0.001 par value common stock. The reverse stock split has been applied retroactively to all financial statements and footnotes presented herein.

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Common Stock

As of December 31, 2011, there were 2,160,996 shares of its $.001 par value common stock issued and outstanding.

During the year ended December 31, 2011, the Company issued 934,464 shares of common stock which was valued at the closing market price on the date of issuance of such shares, which were issued in lieu of cash as payment for the following (in thousands):

December 31, 2011	Supplemental Non-Cash Disclosure
Professional fees	$541
Services and compensation	294
Interest expense	25
Other services rendered	27
Total for services, interest, and compensation	$887

Prepaids	$136
Notes payable	$369
Line of credit and interest	$2,379

As of December 31, 2010, there were 784,805 shares of its $.001 par value common stock issued and outstanding.

During the year ended December 31, 2010, the Company issued 303,814 shares of common stock which was valued at the closing market price on the date of issuance of such shares, which were issued in lieu of cash as payment for the following (in thousands):

December 31, 2010	Supplemental Non-Cash Disclosure
Professional fees	$949
Services and compensation	651
Interest expense	255
Other services rendered	112
Total for services, interest, and compensation	$1,967

Notes payable	$1,764
Line of credit and interest	$1,553

During the year ended December 31, 2010, we issued to various accredited investors an aggregate of 19,110 shares of restricted common stock for cash consideration of $432,000.

Preferred Stock

The Company has 25,000,000 shares of Preferred Stock authorized of which 10,000,000 shares had been designated as Series A Preferred Stock. 8,578,887 and 4,612,583 Series A preferred shares were issued and outstanding at December 31, 2011 and December 31, 2010, respectively. With respect to the Series A Preferred Stock outstanding at December 30, 2011, the Company would be required to issue 8,578,887 shares of its common stock upon conversion. During the year ended December 31, 2011, 1,404,000 Series A Preferred Stock were converted into net amount of 441,353 (post split) shares of common stock.

The company's board of directors approved an amendment to the company's Articles of Incorporation stating that due to a combination or reverse split each share of Series A Preferred Stock issued and outstanding may convert into 1 new share of common stock. As of August 5, 2011 the Company affected a reverse split of the company's common stock at a ratio of 1 for 500 thus subsequent conversions of each Series A Preferred Stock is convertible at holder's option for 1 share of common stock.  Prior to August 2011 each share of Series A Preferred Stock was converted at holder’s option for 18.676347 shares of common stock. The holder of Series A Preferred Stock is required to give a 65-day notice of conversion to the Company.  The holders of the Series A Preferred Stock are entitled to receive out of funds of the Company legally available, dividends at the same rate as dividends are paid with respect to outstanding shares of common stock.

Holders of shares of the Series A Preferred Stock are entitled to vote, together with the holders of our common stock, on all matters submitted to a vote of the Company’s stockholders. Each share of Series A Preferred Stock entitles the holder thereof to 100 votes on all matters submitted to a vote of the Company’s stockholders.

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

EBI Stock Dividend

The Company will issue a stock dividend to ERF Wireless shareholders of up to 5% of the existing common stock in Energy Broadband, the Company's wholly owned oil and gas private subsidiary. ERF Wireless declared for each 200 shares of ERF Wireless common stock, that a shareholder owns as of September 30, 2011, the shareholder will receive one unit of Energy Broadband securities consisting of 100 Energy Broadband common shares, one warrant to purchase 100 shares of Energy Broadband at a fixed price of $4.00 per share and one warrant to purchase an additional 100 shares of Energy Broadband at a fixed price of $6.00 per share. The Company has estimated the stock dividend to be 900,000 shares of EBI stock which may not be confirmed for up to 180 days. The stock dividend was recorded based on our historical cost. The EBI shares were originally acquired by ERF at par of $0.001 for a total historical cost of $900.  ERF acquired the warrants from EBI on September 30, 2011 at fair value for a total cost of $132,302.

The Company is currently accumulating final information from shareholders’ and as of December 31, 2011 the Company is subsequently issuing EBI stock dividends over the next several quarters.

Warrants

The Company had warrants outstanding to third parties to purchase 3,117 shares of common stock as of December 31, 2011.

During 2009, the Company issued promissory notes for $1,390,000 to accredited investors and issued warrants to purchase 3,117 shares of common stock at $225 per share, which expires three years from issuance.

As of December 31, 2011, Weed & Co., LLP holders of the $125.00 and $40.00 warrants has elected to cancel outstanding warrants of 500 and 250 shares, respectively.

The following tables set forth summarized warrants that are issued, outstanding and exercisable for the years ended December 31, 2011 and 2010:

Warrants Outstanding
Weighted Average Exercise Price	Expiration Date	December 31, 2010	Issued	Exercised	Expired	December 31, 2011
$225.00	Mar-12	3,117	-	-	-	3,117
$125.00	Feb-15	500	-	-	500	-
$40.00	Jul-15	250	-	-	250	-
		3,867	-	-	750	3,117

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Warrants Outstanding
Weighted Average Exercise Price	Expiration Date	December 31, 2009	Issued	Exercised	Expired	December 31, 2010
$1,785.00	Sept10 thru Nove-10	780	-	-	780	-
$2,500.00	Oct-09 thru Dec-10	9,778	-	-	9,778	-
$225.00	Mar-12	3,117	-	-	-	3,117
$125.00	Feb-15	-	500	-	-	500
$40.00	Jul-15	-	250	-	-	250
		13,675	750	-	10,558	3,867

NOTE 8 – STOCK PLAN AND EMPLOYEE STOCK OPTIONS

In May 2011, the Board of directors increased the shares reserved under the 2011 Non-Qualified Stock Option Plan from 50,000 shares to 100,000. As of December 31, 2011 under the 2011 Non-Qualified Stock Option Plan, 99,866 shares were issued and outstanding to certain employees and consultants for services rendered. This Plan is for key employees, officers, directors, and consultants of ERF Wireless, Inc., which encompass Stock, Options, Stock Appreciation Rights, or any Performance Stock Award granted by the Company.

2011 Plan
Shares initially reserved	100,000

Shares issued during 2011	99,866

Remaining shares available to be issued at December 31, 2011	134

Shares issued and outstanding as of December 31, 2011	99,866

In January 2011, the Board of directors adopted a Non-Qualified Stock Option Plan whereby 50,000 shares were reserved for issuance. As of June 30, 2011 under the 2011 Non-Qualified Stock Option Plan, all 50,000 shares were issued to certain employees and consultants for services rendered.

In June 2010, the Board of directors adopted a Non-Qualified Stock Option Plan whereby 50,000 shares were reserved for issuance. As of December 31, 2011, under the 2010 Non-Qualified Stock Option Plan, all 50,000 shares were issued to certain employees and consultants for services rendered.

2010 Plan
Shares Initially Reserved	50,000

Remaining shares January 01, 2011	8,392

Shares issued during 2011	8,392

Remaining shares available to be issued at December 31, 2011	-

Shares issued and outstanding as of December 31, 2011	50,000

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company has granted to a certain officer 400 and 250 stock options whereby holder has elected to cancel the stock options as of December 31, 211.  Option activity was as follows for the years ended December 31, 2011 and 2010, respectively:

	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	650	$135.00
Granted	-	-
Exercised	-	-
Forfeited/cancelled	(650)	(135.00)

Outstanding at the end of period	-	$-

Exercisable at December 31, 2011	-	$-

	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	250	$215.00
Granted	400	85.00
Exercised	-	-
Forfeited/cancelled	-	-

Outstanding at the end of period	650	$135.00

Exercisable at December 31, 2010	650	$135.00

NOTE 9 – INCOME TAXES

The Company adopted the provisions of ASC Topic 740, "Income Taxes." Implementation of ASC Topic 740 did not have a material cumulative effect on prior periods nor did it result in a change to the current year's provision.

The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

	December 31, 2011	December 31, 2010

U. S. Federal statutory tax rate %	34%	34%
U.S. valuation difference	(34)	(34)
Effective U. S. tax rate	-	-
Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. Federal income tax of 34% to pretax income from continuing operations as a result of the following (in thousands):

	December 31, 2011	December 31, 2010

Computed expected tax expense (benefit)	$(1,149)	$(2,894)
Change in valuation allowance	1,149	2,894
Income tax expense	$-	$-

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2011, and December 31, 2010, are presented below (in thousands):

	December 31, 2011	December 31, 2010
Deferred tax assets:
Net operating loss carry forwards	$(16,653)	$(15,504)
Less valuation allowance	16,653	15,504
Net deferred tax assets	$-	$-

The Company has determined that a valuation allowance of $16,653,000 at December 31, 2011, is necessary to reduce the deferred tax assets to the amount that will more than likely than not be realized. The change in valuation allowance for 2011 was approximately $1,149,000. As of December 31, 2011, the Company has a net operating loss carry-forward of $46,847,000, which is available to offset future federal taxable income, if any, with expiration beginning 2012 and ending 2031.

NOTE 10 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amount):

	For the twelve months ended December 31, 2011
	Net loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS:
Loss from continuing operations	$(3,301)	1,368	$(2.41)
Loss from discontinued operations	$(78)	1,368	$(0.06)
Loss from other comprehensive	$(25)	1,368	$(0.02)
Loss available to common stockholders	$(3,404)	1,368	$(2.49)
Effect of dilutive securities	-	-	-
Diluted EPS:
Total comprehensive loss and assumed conversions	$(3,404)	1,368	$(2.49)

	For the twelve months ended December 31, 2010
	Net loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS:
Loss from continuing operations	$(8,137)	463	$(17.57)
Loss from discontinued operations	$(374)	463	$(0.81)
Loss available to common stockholders	$(8,511)	463	$(18.38)
Effect of dilutive securities	-	-	-
Diluted EPS:
Total comprehensive loss and assumed conversions	$(8,511)	463	$(18.38)

Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities.

The calculation of diluted earnings per share for the year ended December 31, 2011 does not include 3,117 shares of common stock assuming all warrants were exercised; 8,578,887 shares of common stock assuming all Series A Preferred Stock were converted due to their anti-dilutive effect.

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – MAJOR CUSTOMERS

The Company had gross sales of approximately $5,320,000 and $3,708,000 for the years ended December 31, 2011 and 2010, respectively. The Company had one customer that represented 33% and 19% of gross sales for the years ended December 31, 2011 and December 31, 2010, respectively.

NOTE 12 – NOTES PAYABLE, LONG-TERM DEBT, LINE OF CREDIT AND CAPITAL LEASES

Notes payable, long-term debts and capital leases consist of the following as of December 31, 2011 (in thousands):

	Terms	Maturity Date	Interest Rate	Gross Balance	Debt Discount	Balance
Bancleasing, Inc.	$10,660 / Month including interest	January-15	11.62%	$323	$-	$323
Advantage leasing associates	$3,758 / Month including interest	September-14	14.21%	102	-	102
Agility capital lease	$5,804 / Month including interest	January-12	18.82%	6	-	6
Premium assignment	$1,495 / Month including interest	July-12	7.45%	10	-	10
Dakota capital line of credit	$58,750 / Month including interest	March-16	18.00%	2,000	87	1,913
E-bond investor notes	3 years/ Semiannual interest (See below)	Various	7.50%	30	27	3
Line of credit	2 years/ Quarterly interest (See below)	December-13	12.00%	4,592	-	4,592
Total debt				$7,063	$114	6,949
Less current maturities						(385)
Long-term debt						$6,564

The gross maturities of these debts are $385,000, $5,136,000, $635,000, $623,000 and $170,000 for the years ended December 31, 2012, 2013, 2014, 2015 and 2016, respectively.

Notes payable, long-term debt and capital leases consist of the following as of December 31, 2010 (in thousands):

	Terms	Maturity Date	Interest Rate	Balance
Bancleasing, Inc.	$10,660 / Month including interest	January-15	11.62%	$414
Agility Capital Lease	$54,246 / Month including interest	Various	18.82%	372
De Lage Landen Lease	$691 / Month including interest	April-11	19.12%	3
Centramedia	$56,342 / Quarterly including interest	December-11	7.50%	215
Frontier Internet LLC	$33,846 / Quarterly including interest	May-12	6.00%	193
Ronnie D Franklin	$6,054 / Quarterly including interest	May-12	6.00%	34
Bridge Financing	1 year	Demand	10.00%	225
Premium Assignment, Insurance notes	$2,434 / Month including interest	September-11	7.54%	9
Line of credit	2 years/ Quarterly interest (See below)	December-13	12.00%	5,225
Total debt				6,690
Less current maturities				(1,044)
Long-term debt				$5,646

Line of Credit

During June 2010, the Company increased its unsecured revolving credit facility with Angus Capital Partners, a related party, from $10.5 million to $12.0 million maturing December 31, 2013. The terms of the unsecured revolving credit facility allow the Company to draw upon the facility as financing requirements dictate and provide for quarterly interest payments at a 12% rate per annum. The payment of principal and interest may be paid in cash, common shares or preferred shares at the Company’s election. At December 31, 2011and 2010, the outstanding balance on the line of credit totaled $4,592,000 and $5,225,000, respectively. The remaining line of credit available at December 31, 2011 and 2010 was $7,408,000 and $6,775,000, respectively.

For the year ended December 31, 2011, the Company has had several debt settlements of the unsecured revolving credit facility.  The unsecured revolving credit facility provides financing for working capital requirements.  During the year ended December 31, 2011 the Company issued 5,370,304 shares of its Series A Preferred Stock for the settlement amount of $350,000 of debt and $47,017 in accrued interest for a total amount of $397,017. The Company issued Preferred A Stock at an average price of $.0739 per share or $1.84 (post split) per share of ERF Wireless, Inc. (ERFB) common stock the day the debt is settled and converted to Preferred A Stock.

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Also during year ended December 31, 2011, the Company issued 643,781 shares of its Common Stock for the settlement of $1,837,006 of debt and $541,468 in accrued interest for a total amount of $2,378,474. The Company issued Common Stock at an average price of $3.69 per share of the (ERFB) common stock the day the debt was settled.

As additional consideration for the settlement the Company agreed to amend the Series A convertible preferred stock designation to increase the voting rights of each preferred share from 50 votes to 100 votes on all matters in which the common stock holders and preferred stock holders vote together. Under current accounting standards ASC 470-50-40-2 the extinguishment of related party debt for equity securities is considered a capital transaction and, accordingly, no gain or loss on the extinguishment is recognized in the statement of operations. If this was not a related party transaction a gain of $37,763 would have been recognized for the year ended December 31, 2011

Certain family related trusts are participants in the Angus Capital revolving credit facility. H. Dean Cubley holds the investment and voting power over certain of these family related trusts while Scott Cubley and Brian Cubley, the sons of H. Dean Cubley, have the investment and voting power over other of the remaining family trusts.

E-Series Bond Investor Note

In July 2011, the Company issued to certain accredited investors a principal amount of $100,000 of E-series bonds (the "Bonds"). At December 31, 2011, the outstanding balance of the Bonds totaled $30,000. The Bonds are due and payable upon maturity, a three-year period from the issuance date. Interest on the Bonds is payable at the rate of 7.5% per annum, and is payable semiannually. The Bondholder may require the Company to convert the Bond (including any unpaid interest) into shares of common stock at any time only during the first year, but not thereafter. If the Bonds are converted under this option, the Company will issue shares representing 100% of the Bond principal and unpaid interest calculated through maturity. The common stock issued under this option will be valued at the five days closing price average of the common shares for the five days prior to the notification. If the Bond is converted within the first year the Company will issue a warrant to purchase one share of Energy Broadband Inc., common stock at a price of $4.00 for every $2.00 of Bond principal.

At the Company's discretion at any time after the first year, the Bonds, including the interest payments calculated through the date of conversion may be redeemed in cash or in shares of our common Stock ERF Wireless Inc., (ERFB), which shares will be valued at the average last sales price of our common stock over the 5-trading-day period preceding any payment date. If the Company chooses to issue shares of our common stock as redemption of the Bond principal, we will issue shares representing a value equal to 125% of the Bond principal. If the Company elects to issue shares of our common stock as payment of interest, we will issue shares representing a value equal to 100% of the interest due.

The Bonds were determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature and the redemption option (compound embedded derivative liability). At the date of issuance the Bond, compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the income statement. The Company uses the effective interest method to record interest expense from the accretion of the debt discount and accretes the unamortized discount upon conversion which totaled $57,239 for the year ended December 31, 2011. The estimated debt accretion for subsequent years is $3,031, $7,064 and $17,223 for years ending December 31, 2012, 2013 and 2014, respectively

The following table summarizes the convertible debt activity for the period July 29, 2011, thru December 31, 2011:

Description	E-Series Bonds	Compound Derivative Liability	Total

Fair value issuance at inception	$15,443	$84,557	$100,000
07-29-11 to 09-30-11 change in fair value	650	11,210	11,860
10-01-11 to 12-31-11 change in fair value	56,589	(7,394)	49,195
Conversions from inception to date	(70,000)	(61,027)	(131,027)
Fair value at December 31, 2011	$2,682	$27,346	$30,028

The Company recorded a net change in fair value of derivatives of $3,816 and a gain on debt redemption of $23,063 for a total net derivative income of $19,247 for the year ended December 31, 2011.

Bridge Financing

During 2009, the Company borrowed $1,390,000 from certain accredited investors. These notes are unsecured, bear interest at 10% and are due within one year. During the year ended December 31, 2011, all remaining principal and interest were repaid in full.

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In connection with the issuance of the promissory notes the investors will be issued common stock purchase warrants to purchase up to 3,117 shares of common stock that are exercisable at $225, which expire three years from issuance and  is subject to reset provisions. Based on the guidance in ASC 815-10 and ASC 815-40-15, the Company concluded the warrants are required to be accounted for as derivatives as of the issue date due to a reset feature on the exercise price. At the date of issuance the convertible subordinated financing, warrant derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. The Company records the fair value of these derivatives on its balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statements of operations as “Gain (loss) on derivative liabilities.” These derivative instruments are not designated as hedging instruments under ASC 815-10 and are disclosed on the balance sheet under Derivative Liabilities.

The Company uses the effective interest method to record interest expense and related debt accretion which was $0 and $117,000 for the year ended December 31, 2011, and December 31, 2010, respectively.

The following table summarizes the convertible debt activity for the period December 31, 2010 to December 31, 2011 (in thousands):

Description	Bridge Note	Warrant Liabilities	Total

Fair value at December 31, 2010	$225	$13	$238
01-01-11 to 03-31-11 change in fair value	-	(13)	(13)
Repayment	(225)	-	(225)
Fair value at December 31, 2011	$-	$-	$-

For the years ended December 31, 2011 and 2010, net derivative income was $13,000 and $255,000, respectively.

The lattice methodology was used to value the warrants issued in the bridge financing, with the following assumptions.

Warrants
Assumptions	3/31/2011	6/30/2011	9/30/2011	12/31/2011
Dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free rate for term	0.21%	0.25%	0.22%	0.20%
Volatility	130.00%	130.00%	130.00%	130.00%
Maturity date	1.34 years	1.01 years	.67 years	.34 years

Warrants
Assumptions	3/31/2010	6/30/2010	9/30/2010	12/31/2010
Dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free rate for term	0.24%	0.22%	0.19%	0.20%
Volatility	120.00%	103.00%	101.00%	130.00%
Maturity date	2.43 years	2.18 years	1.93 years	1.68 years

Bridge Loan Promissory Note

On September 30, 2011 the Company entered into a six-month secured bridge loan with individuals for $300,000 with an interest rate of eighteen percent (18%). On November 1, 2011 the note was increased to $600,000.  During November 2011, the note was repaid in full from the proceeds of an equipment loan from Dakota Capital Fund LLC.

Dakota Capital Fund LLC Equipment Line of Credit

In November 2011, the Company signed a debt financing agreement with Dakota Capital Fund LLC of Sioux Falls, South Dakota, for financing of up to $3,000,000. The payment terms are $58,750 per month including interest, at an annual rate of 18% plus 10% of positive operational cash flow as determine on a quarterly basis for repayment of additional principal beginning April 1, 2012. The funding will primarily be utilized for equipment to build out networks in major oil and gas exploration regions of North America. During the fourth quarter of 2011 the Company received proceeds of $2,000,000 and has the option of additional funding of $1,000,000 for equipment purchases provided that the Company has submitted an advance request with acceptable and sufficient information of assets to be purchased. The financing received under this debt facility is secured by certain ERF Wireless assets and there is no prepayment penalty. At December 31, 2011, the outstanding balance on the line of credit totaled $2,000,000 with a remaining line of credit availability of $1,000,000.

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company issued 30,000 shares of ERF Wireless, Inc. common stock for the consummation of the initial $2,000,000 debt financing agreement from Dakota Capital Fund LLC resulting in a debt discount of $93,600. The Company uses the effective interest method to record interest expense from the accretion of the debt discount and accretes the unamortized discount upon conversion which totaled $6,770 for the year ended December 31, 2011. The estimated debt accretion for subsequent years is $29,205, $33,014 and $24,611 for years ending December 31, 2012, 2013 and 2014, respectively

Centramedia, Inc.

On December 31, 2008, the Company issued a note to Centramedia, Inc., totaling $600,000 bearing interest at 7.5% and is secured by the equipment acquired, payable in twelve quarterly payments of $56,342 including interest. During the year ended December 31, 2011 all remaining principal and interest were repaid in full.

Frontier Internet, LLC.

On June 1, 2009, the Company issued a note to Frontier Internet LLC., totaling $369,000 bearing interest at 6.0% and is secured by the equipment acquired, payable in twelve quarterly payments of $33,846 including interest. During the year ended December 31, 2011 all remaining principal and interest were repaid in full.

Ronnie D. Franklin

On June 1, 2009, the Company issued a note to Ronnie D. Franklin., totaling $66,000 bearing interest at 6.0% and is secured by the equipment acquired, payable in twelve quarterly payments of $6,054 including interest. . During the year ended December 31, 2011 all remaining principal and interest were repaid in full.

Capital Leases

Agility Lease Fund, LLC Included in property and equipment at December 31, 2011, is $16,567 capitalized equipment, net of amortization. The equipment and one of the Company's bank accounts are the primary collateral securing the financing along with a guarantee by the Company. This lease was repaid in January 2012.

Banc Leasing Inc., Included in property and equipment at December 31 2011, is $361,449 capitalized equipment, net of amortization. The equipment is the primary collateral securing the financing.

Advantage Leasing Inc., Included in property and equipment at December 31 2011, is $109,539 capitalized equipment, net of amortization. The equipment is the primary collateral securing the financing.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2011 (in thousands):

Year Ending December 31,
2012	$168
2013	173
2014	162
2015	11
Thereafter	0
Total minimum lease payments	514
Less amount representing interest	(83)
Present value of net minimum lease payments	431
Current maturities of capital lease obligations	(126)
Long-term portion of capital lease obligations	$305

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – COMMITMENTS

Leases and License Agreements

For the years ended December 31, 2011 and 2010, rental expenses of approximately $722,000 and $893,000, respectively, were incurred. The Company accounts for rent expense under leases that provide for escalating rentals over the related lease term on a straight-line method. The Company occupies office and tower facilities under several non-cancelable operating lease agreements expiring at various dates through December 2018, and requiring payment of property taxes, insurance, maintenance and utilities.

Future minimum lease payments under non-cancelable operating leases at December 31, 2011 were as follows:

Year Ending December 31,	Amount
2012	$569
2013	439
2014	414
2015	401
2016	385
Thereafter	8
Total	$2,216

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

NOTE 14 – RELATED PARTY

In January 2011, the Company entered into an agreement for annual professional services with Synchton Incorporated for consulting services. The agreement requires Synchton to provide a minimum commitment of 50 hours per month and the Company is obligated to pay Synchton $3,000 per month plus an additional $120 per hour for excess hours greater than the required 50 hours per month in cash or shares of common stock. This agreement is automatically renewable on each anniversary date and can be terminated by the Company by providing a notice of termination at least ninety days prior to the anniversary date. Synchton's President is Scott A. Cubley, son of our chief executive officer. For the years ended December 31, 2011 and 2010, total fees incurred by the Company under the agreement were $36,000 and $76,000, respectively.

Brian Cubley, son of our chief executive officer, entered into an employment agreement that expired December 31, 2010. As of December 31, 2010, Brian Cubley earned options to purchase a total of 400 shares of common stock at an average exercise price of $85.00 expiring March 31, 2015. As of December 31, 2009, Brian Cubley had earned options to purchase a total of 250 shares of common stock at an average exercise price of $215.00 expiring July 31, 2013. Brian Cubley was compensated in cash and shares of common stock for services rendered for fiscal 2011and 2010 in the amount of $150,000 and $135,000, respectively.

As of December 31, 2011, Brian Cubley holder of the $85.00 and $215.00 warrants has elected to cancel outstanding warrants of 400 and 250 shares, respectively.

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2011, the Company has had several debt settlements of the unsecured revolving credit facility. See Note 12 for additional information on this facility.  The unsecured revolving credit facility provides financing for working capital requirements.  During the year ended December 31, 2011, the Company issued 5,370,304 shares of its Series A Preferred Stock for the settlement amount of $350,000 of debt and $47,017 in accrued interest for a total amount of $397,017. The Company issued Preferred A Stock at an average price of $.0739 per share or $1.84 (post split) per share of ERF Wireless, Inc. (ERFB) common stock the day the debt is settled and converted to Preferred A Stock. Certain family related trusts are participants in the Angus Capital revolving credit facility. H. Dean Cubley holds the investment and voting power over certain of these family related trusts while Scott Cubley and Brian Cubley, the sons of H. Dean Cubley, have the investment and voting power over other of the remaining family trusts.

Also during year ended December 31, 2011, the Company issued 643,781 shares of its Common Stock to Angus Capital for the settlement of $1,837,006 of debt and $541,468 in accrued interest for a total amount of $2,378,474. The Company issued Common Stock at an average price of $3.69 per share of the (ERFB) common stock the day the debt was settled.

As additional consideration for the settlement the Company agreed to amend the Series A convertible preferred stock designation to increase the voting rights of each preferred share from 50 votes to 100 votes on all matters in which the common stock holders and preferred stock holders vote together. Under current accounting standards ASC 470-50-40-2 the extinguishment of related party debt for equity securities is considered a capital transaction and, accordingly, no gain or loss on the extinguishment is recognized in the statement of operations. If this was not a related party transaction a gain of $37,763 would have been recognized for the year ended December 31, 2011.

For the year ended December 31, 2010, the Company has had several debt settlements of the unsecured revolving credit facility.  During the year ended December 31, 2010 the Company issued 6,140,121 shares of its Series A Preferred Stock for the settlement of $1,982,688 of debt and $421,238 in accrued interest for a total amount of $2,403,926.  Certain family related trusts are participants in the Angus Capital revolving credit facility. H. Dean Cubley holds the investment and voting power over certain of these family related trusts while Scott Cubley and Brian Cubley, the sons of H. Dean Cubley, have the investment and voting power over other of the remaining family trusts.

Also during year ended December 31, 2010, the Company issued 119,136 shares of its Common Stock to Angus Capital for the settlement of $1,266,861 of debt and $285,926 in accrued interest for a total amount of $1,552,787. The Company issued Common Stock at an average price of $13.03per share of the (ERFB) common stock the day the debt was settled.

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – INDUSTRY SEGMENTS

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

For the year ended December 31, 2011 (in thousands)

	EBI	WBS	ENS	WMS	Total
Revenue	$2,713	$2,178	$407	$22	$5,320
Segment (loss) income	259	(678)	(75)	(28)	(522)
Segment assets	2,817	1,953	908	6	5,684
Capital expenditures	1,528	542	115	-	2,185
Depreciation and amortization	424	931	219	-	1,574

For the year ended December 31, 2010 (in thousands)

	EBI	WBS	ENS	WMS	Total
Revenue	$916	$2,421	$270	$101	$3,708
Segment (loss) income	(351)	(1,184)	(426)	(128)	(2,089)
Segment assets	1,072	3,941	1,278	3	6,294
Capital expenditures	350	403	-	-	753
Depreciation and amortization	190	2,427	218	13	2,848

	Twelve Months Ended
Reconciliation of Segment Loss from Operations	December 31, 2011	December 31, 2010
Total segment loss from operations	$(522)	$(2,089)
Total corporate overhead	(3,178)	(4,887)
Consolidated loss from operations	$(3,700)	$(6,976)

ERF WIRELESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of Segment Assets to Total Assets	December 31, 2011	December 31, 2010
Total segment assets	$5,684	$6,294
Total corporate assets	766	198
Consolidated assets	$6,450	$6,492

The accounting policies of the reportable segments are the same as those described in Footnote 1. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation and amortization expense, accounting changes and non-recurring items.

For the year ended December 31, 2011 one customer accounted for $194,000 of ENS revenues and two customers accounted for $2,158,000 of EBI Division revenues. One customer accounted for $198,000 of ENS revenues and one customer accounted for $703,000 of EBI revenues for the year ended December 31, 2010. Also for the year ended December 31, 2010, one customer accounted for $50,000 of EBI revenues from Canada.

NOTE 16 – ASSET PURCHASE AND SALE AGREEMENT

On February 14, 2011, the Company sold its North and Central Texas operations and assets for $2,700,000, in cash, settlement holdback receivable of $300,000 and 100,000 common shares of KeyOn Communications, a public company. The holdback receivable of $300,000 was paid in full net of any settlement expenses.

The asset sale to KeyOn Communication Holding; Inc. on February 14, 2011, were as follows (in thousands):

KeyOn Communications asset sale

Gain on sale of assets to KeyOn Communications Holdings Inc.	$1,176
Inventory	53
Deposits	134
Property and equipment	489
Goodwill	1,079
Identifiable intangible assets	122
Accounts payable	(17)
Accrued expenses	(4)
Asset selling price	3,032
Holdback settlement receivable	(300)
Equity securities	(32)
Proceeds from sale of assets	$2,700

As a condition of the closing of the asset purchase and sale agreement, the Company paid off $431,000 of notes payable and capital leases during the year ended December 31, 2011.

NOTE 17 – SUBSEQUENT EVENTS

During the first fiscal quarter 2012, the Company issued 293,052 shares of common stock for services rendered, debt, exchange of liabilities, and conversion of preferred stock.

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our directors and executive officers and their ages as of March 16, 2012, are shown below.

Name	Age	Position
H. Dean Cubley	70	Chairman of the Board of Directors and CEO
Richard R. Royall	65	Director and Chief Financial Officer
R. Greg Smith	53	Director
Bartus H. Batson	69	Director
N. Thomas Wiedebush	67	Director

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

N. Thomas Wiedebush joined as independent director of ERF Wireless in December 2011. Mr. Wiedebush has served as Chief Operating Officer of Stearns Financial Services, a $1 billion diversified financial organization, and as Group Executive of Western Region of Marquette Banks, a $6 billion bank with operations in eight states. . Mr. Wiedebush has over 36 years of experience and exceptional track record in all fields of the banking industry.

Independence of Directors

Other than Dr. Batson and N. Thomas Wiedebush, none of the directors are independent as defined by Rule 10A-3 of the Exchange Act. The board has established an audit committee and compensation committee, both of which are comprised of Dr. Cubley, N. Thomas Wiedebush and Dr. Batson. The board serves as the nomination committee as it believes that the board, due to the size, can appropriately participate in the nominee identification and selection process. The board has determined that both Dr. Cubley and N. Thomas Wiedebush qualify as an audit committee financial experts as defined in Item 407 of Regulation S-K and that he is not independent.

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

The Role of the Compensation Committee

The compensation committee has the primary authority to determine the Company’s compensation philosophy and to establish compensation for the Company’s senior executive officers.  Dr. Cubley, Dr. Batson, and N. Thomas Wiedebush compose the compensation committee with Dr. Cubley being its chairman.  The compensation committee oversees the Company’s compensation and benefit plans and policies; administers the Company’s stock option plans; reviews the compensation components provided to officers, employees, and consultants; grants equity compensation to our officers, employees, and consultants; and reviews and makes recommendations to the Board regarding all forms of compensation to be provided to the members of the Board.

The compensation committee generally sets the initial compensation of each senior executive. The compensation committee annually reviews and in some cases adjusts compensation for senior executives. Although, the chief executive officer provides recommendations to the compensation committee regarding the compensation of the senior executive officers, the compensation committee has full authority over all compensation matters relating to senior executive officers.  The chief executive officer has full authority over compensation for all other company employees and contractors other than senior executive officers.

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

●	historical pay levels;
●	past performance; and
●	expected future contributions.

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

Executive Officer Compensation

Summary Compensation Table

The following tables set forth certain information regarding our chief executive officer, chief financial officer, and three of our most highly-compensated executive officers whose total annual salary and bonus for the fiscal year ended December 31, 2011 exceeded $100,000.

Name and Principal Position	Year	Salary and Consulting Payments ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
H. Dean Cubley	2011	135,000	-	-	-	135,000
Chairman of the Board and CEO	2010	124,719	-	-	-	124,719

Richard R Royall	2011	222,784	-	-	-	222,784
Director and CFO	2010	211,781	-	-	-	211,781

Jay Bilden	2011	150,000	-	-	-	150,000
Senior Vice President of ENS	2010	130,039	-	-	-	130,039

Brian Cubley	2011	150,000	-	-		150,000
Key employee	2010	135,000	-	-		135,000

John Nagel	2011	110,016	-	-	-	110,016
Key employee	2010	110,000	-	-	-	110,000

Outstanding Equity Awards at December 31, 2011

There are no named executive officers who received or to receive equity compensation in 2011. Furthermore, there are no signed employment contracts providing any equity compensation as of March 16, 2012.

Employment and Consulting Agreements

We have previously entered into employment and consulting agreements with the following named executive officers:

Richard Royall. Mr. Royall’s employment agreement expired January 2011 and his current employment contract is continuing on a month to month basis. During the term of his employment, Mr. Royall is entitled to (i) base salary of $200,000 per year, (ii) standard benefits that are available to other Company executive officers, and (iii) a stock grant of up to 6,000 shares.

Director Compensation

Set forth below is information regarding compensation paid to each director during 2011. Additionally, we reimburse our directors for travel and lodging expenses in connection with their attendance at board meetings.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
H. Dean Cubley	4,200	-	-	-	-	-	4,200
R. Greg Smith	2,700	-	-	-	-	-	2,700
Richard R. Royall	2,700	-	-	-	-	-	2,700
Bartus H. Batson	4,200	-	-	-	-	-	4,200
N. Thomas Wiedbush	-	-	-	-	-	-	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 16, 2012, 2,454,048 shares of common stock were outstanding and 8,281,597 shares of Series A Preferred Stock were outstanding. The following table sets forth, as of such date, information with respect to shares beneficially owned by:

●	each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our directors;

●	each of our named executive officers; and all of our directors and executive officers as a group.

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

	SHARES OF COMMON STOCK BENEFICIALLY OWNED (1)			SHARES OF SERIES A PREFERRED STOCK BENEFICIALLY OWNED			TOTAL PERCENTAGE OF VOTING POWER (2)
NAME AND ADDRESS OF BENEFICIAL OWNER	NUMBER		%	NUMBER		%	NUMBER	%

Frances Cubley (3)	11,816	(4)	0.48%	8,281,597	(5)	97%	828,171,473	97.05%
STJV Trust	7,220		0.29%	6,560,756		77%	656,082,789	76.88%
Pauline Trust	1,084		0.04%	429,331		5%	42,934,184	5.03%
Carson Family Trust	674		0.03%	458,068		5%	45,807,474	5.37%
Leopard Family Trust	1,121		0.05%	266,305		3%	26,631,575	3.12%
Jauquine Trust	1,070		0.04%	109,131		1%	10,914,170	1.28%
Systom Trust	647		0.03%	458,006		5%	45,801,281	5.37%
R. Greg Smith	5,157	(6)	0.21%	-		0%	5,157	0.00%
Dr. H. Dean Cubley	4,621	(3)	0.19%	-		0%	4,621	0.00%
Richard R. Royall	1,344	(7)	0.05%	-		0%	1,344	0.00%
Dr Bartus H. Batson	1,086		0.04%	-		0%	1,086	0.00%
N. Thomas Wiedebush	0		0.00%	-		0%	-	0.00%
All Executives Officers and Directors as a group (4 persons)	12,208		0.50%	-		0%	12,208	0.00%

(1)	This column does not include the shares of common stock issuable upon conversion of the Series A Preferred Stock.
(2)
This column includes the Series A Preferred Stock right to 100 votes on all matters in which the common stockholders and preferred stockholders vote together. For purposes of calculating the percentage of total voting power, we assumed voting of 8,508,886 shares of Series A (850,888,624 votes) plus 2,454,048 shares of common stock outstanding at 03/16/2012.

(3)
Dr. H. Dean Cubley has the sole investment and voting power over 4,621 shares owned by the Frances Cubley Trusts and 8,281,597 shares of Series A Preferred Stock held by the Frances Cubley Trusts as trustee for STJV Trust, Pauline Trust, Carson Trust, Leopard Family Trust, Jauquine Trust and Systom Trust (the "Frances Cubley Trusts").

(4)	Includes 11,816 shares owned by the Francis Cubley Trusts.
(5)	Includes 8,281,597 shares of Series A Preferred Stock held by the Francis Cubley Trusts.
(6)	Includes 5,157 shares held by Lariat Financial, Inc., a corporation controlled by Mr. Smith.
(7)	Includes 1,344 shares owned by Mr. Royall.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In January 2011, the Company entered into an agreement for annual professional services with Synchton Incorporated for consulting services. The agreement requires Synchton to provide a minimum commitment of 50 hours per month and the Company is obligated to pay Synchton $3,000 per month plus an additional $120 per hour for excess hours greater than the required 50 hours per month in cash or shares of common stock. This agreement is automatically renewable on each anniversary date and can be terminated by the Company by providing a notice of termination at least ninety days prior to the anniversary date. Synchton's President is Scott A. Cubley, son of our chief executive officer. For the period ended December 31, 2011 and 2010, total fees incurred by the Company under the agreement were $36,000 and $76,000, respectively.

Brian Cubley, son of our chief executive officer, entered into an employment agreement that expired December 31, 2010. As of December 31, 2010, Brian Cubley has earned options to purchase a total of 400 shares of common stock at an average exercise price of $85.00 expiring March 31, 2015. As of December 31, 2009, Brian Cubley had earned options to purchase a total of 250 shares of common stock at an average exercise price of $215.00 expiring July 31, 2013. Brian Cubley was compensated in cash and shares of common stock for services rendered for fiscal 2011and 2010 in the amount of $150,000 and $135,000, respectively.

As of December 31, 2011, Brian Cubley holder of the $85.00 and $215.00 warrants has elected to cancel outstanding warrants of 400 and 250 shares, respectively.

For the year ended December 31, 2011, the Company has had several debt settlements of the unsecured revolving credit facility. See Note 12 for additional information on this facility.  The unsecured revolving credit facility provides financing for working capital requirements.  During the year ended December 31, 2011 the Company issued 5,370,304 shares of its Series A Preferred Stock for the settlement amount of $350,000 of debt and $47,017 in accrued interest for a total amount of $397,017. The Company issued Preferred A Stock at an average price of $.0739 per share or $1.84 (post split) per share of ERF Wireless, Inc. (ERFB) common stock the day the debt is settled and converted to Preferred A Stock. Certain family related trusts are participants in the Angus Capital revolving credit facility. H. Dean Cubley holds the investment and voting power over certain of these family related trusts while Scott Cubley and Brian Cubley, the sons of H. Dean Cubley, have the investment and voting power over other of the remaining family trusts.

Also during year ended December 31, 2011, the Company issued 643,781 shares of its Common Stock to Angus Capital for the settlement of $1,837,006 of debt and $541,468 in accrued interest for a total amount of $2,378,474. The Company issued Common Stock at an average price of $3.69 per share of the (ERFB) common stock the day the debt was settled.

As additional consideration for the settlement the Company agreed to amend the Series A convertible preferred stock designation to increase the voting rights of each preferred share from 50 votes to 100 votes on all matters in which the common stock holders and preferred stock holders vote together. Under current accounting standards ASC 470-50-40-2 the extinguishment of related party debt for equity securities is considered a capital transaction and, accordingly, no gain or loss on the extinguishment is recognized in the statement of operations. If this was not a related party transaction a gain of $37,763 would have been recognized for the year ended December 31, 2011.  Certain family related trusts are participants in the Angus Capital revolving credit facility. H. Dean Cubley holds the investment and voting power over certain of these family related trusts while Scott Cubley and Brian Cubley, the adult sons of H. Dean Cubley, have the investment and voting power over other of the remaining family trusts.

Director Independence

Other than Dr. Batson and N. Thomas Wiedebush, as determined by the Rules of the NASDAQ Stock Market, none of the Company’s other directors are independent as defined by Rule 10A-3 of the SEC Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

General

During the fiscal years ended December 31, 2011, and December 31, 2010, the aggregate fees billed by LBB & Associates Ltd., LLP, were as follows:

	December 31, 2011	December 31, 2010
Audit fees	$112,684	$105,000
Audit related fees	$2,560	$-
Tax fees	$-	$-
All other fees	$-	$-

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

Audit Committee Pre-approval Policies and Procedures

Other than Dr. Batson and N. Thomas Wiedebush, none of the directors are independent as defined by Rule 10A-3 of the Exchange Act. The board has established an audit committee, which is comprised of Dr. Cubley, N. Thomas Wiedebush and Dr. Batson. The audit committee considers and has approval authority over all engagements of the independent auditors. All of the engagements resulting in the fees disclosed above for fiscal 2010-2011 were approved by the audit committee prior to the engagement.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

1. Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

●	Report of Independent Registered Public Accounting Firm
●	Consolidated Balance Sheets as of December 31, 2011 and 2010
●	Consolidated Statements of Operations for the Years Ended December 31, 2011 and 2010
●	Consolidated Statements of Shareholders’ Deficit for the Years Ended December 31, 2011 and 2010
●	Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010
●	Notes to the Consolidated Financial Statements

2. Exhibits

The exhibits listed in the Exhibit Index, which appears immediately following the signature page, are incorporated herein by reference, and are filed as part of this Form10-K.

3. Financial Statement Schedules

Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes described in Item 15(a) (1) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ERF WIRELESS, INC.

By:	/s/ Dr. H. Dean Cubley
Name: Dr. H. Dean Cubley Title: Chief Executive Officer Date: March 23, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Dr. H. Dean Cubley	Chairman of the Board of Directors	March 23, 2012
Dr. H. Dean Cubley	Principal Executive Officer, and Director

/s/ Richard R. Royall	Director, Chief Financial Officer,	March 23, 2012
Richard R. Royall	Principal Financial Officer and
Principal Accounting Officer

/s/ R. Greg Smith	Director	March 23, 2012
R. Greg Smith

/s/ Dr. Bartus H. Batson	Director	March 23, 2012
Dr. Bartus H. Batson

/s/ N. Thomas. Wiedebush	Director	March 23, 2012
N. Thomas Wiedebush

Exhibit Index

Exhibit No.	Description of Exhibit

Exhibit 2.1	Agreement and Plan of Merger between Fleetclean Systems, Inc. and ERF Wireless, Inc. (1)
Exhibit 2.2	Articles of Merger (1)
Exhibit 3.1	Articles of incorporation of ERF Wireless, Inc. (1)
Exhibit 3.1.1	Certificate of Amendment to Articles of incorporation of ERF Wireless, Inc. (1)
Exhibit 3.2	Bylaws of ERF Wireless, Inc. (1)
Exhibit 4.1	Designation of Preferences (1)
Exhibit 4.2	Amendment to Designation of Preferences (6)
Exhibit 4.3	Amended and Restated Designation of Series A Preferred Stock (9)
Exhibit 4.4	Amended and Restated Designation of Series A Preferred Stock (13)
Exhibit 10.2	Addendum to Debt Conversion and Funding Agreement effective September 30, 2004 between ERF Wireless, Inc., Eagle R.F. International and Investors. (5)
Exhibit 10.3	Asset and Liability Contribution Agreement dated March 31, 2004 between Fleetclean Systems, Inc. and Fleetclean Chemicals, Inc. (2)
Exhibit 10.4	Stock Purchase Agreement dated May 15, 2004 between Systom Trust Joint Venture and Kenneth A. Phillips et. al. (3)
Exhibit 10.5	Subscription Agreement dated May 11, 2004 between Fleetclean Systems, Inc. and Systom Trust Joint Venture (3)
Exhibit 10.6	Acquisition Agreement dated May 15, 2004 between Kenneth A. Phillips and Fleetclean Systems, Inc. (3)
Exhibit 10.7	2004 Non-Qualified Stock Compensation Plan (4)
Exhibit 10.8	Second Addendum to Debt Conversion and Funding Agreement effective July 1, 2005 between ERF Wireless, Inc., Eagle R.F. International and Investors. (7)
Exhibit 10.9	Form of Common Stock Purchase Warrant Agreement, by and between ERF Wireless, Inc. and Investor (8)
Exhibit 10.10	Form of Convertible Term Note, by and between the ERF Wireless, Inc. and Investor (8)
Exhibit 10.11	Form of Registration Rights Agreement, by and between the ERF Wireless, Inc., and Investor (8)
Exhibit 10.12	Form of Stock Purchase Agreement, by and between ERF Wireless, Inc. and Investor.(8)
Exhibit 10.15	Series A Preferred Conversion Restriction Agreement (9)
Exhibit 10.19	Amendment of Angus Capital (10)
Exhibit 10.21	Acquisition of Door (11)
Exhibit 10.22	2010 Stock Option Plan (14)
Exhibit 14.1	Code of Business Conduct and Ethics (12)
Exhibit 21	List of Subsidiaries(12)
Exhibit 23.1	Consent of Auditor (12)
Exhibit 31.1 and 31.2	Certification of Chief Executive officer and Chief Financial officer pursuant to Rules 13a-14 (a) and 15d-14 (a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (12)
Exhibit 32.1 and 32.2	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (12)

(1)	Incorporated by reference from the Form 10-QSB for September 30, 2004;
(2)	Incorporated by reference from the Form 10-QSB for June 30, 2004;
(3)	Incorporated by reference from the Form 8-K for May 28, 2004;
(4)	Incorporated by reference from the Form S-8 filed December 29, 2004;
(5)	Incorporated by reference from the Form 10-KSB/A - Amendment No. 1 filed on August 29, 2005;
(6)	Incorporated by reference from the Form 10-QSB for March 31, 2005;
(7)	Incorporated by reference from the Form 10-QSB/A - Amendment No. 1;
(8)	Incorporated by reference from the Form 8-K for September 19, 2005;
(9)	Incorporated by reference from the Form SB-2 filed on December 12, 2005.
(10)	Incorporated by reference from the Form 10-KSB filed April 17, 2007
(11)	Incorporated by reference from the Form 8-K filed on December 21, 2006.
(12)	Filed herewith.
(13)	Incorporated by reference from the Form 8-K filed on December 10, 2010.
(14)	Incorporated by reference from the Form S-8 filed on June 24, 2010.