Form 10-Q
period 2012-03-31
ERF Wireless, Inc.
filed 2012-05-21
CIK 1020646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 2,893,092 common shares issued and outstanding as of May 21, 2012

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

ERF WIRELESS, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2012, AND DECEMBER 31, 2011
($ in thousands except share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$149	$591
Securities held for resale	3	7
Accounts receivable, net	743	596
Accounts receivable, other	336	310
Inventories	438	358
Prepaid expenses and other current assets	168	285
Total current assets	1,837	2,147

Property and equipment
Property and equipment	10,495	9,932
Less: accumulated depreciation	(6,207)	(5,868)
Net property and equipment	4,288	4,064

Goodwill	176	176
Other assets	30	63

Total assets	$6,331	$6,450

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Notes payable and current portion of long-term debt	$616	$259
Current portion of long-term capital leases	134	126
Accounts payable	720	694
Accrued expenses	594	661
Derivative liabilities	130	27
Deferred liability and revenue	209	210
Total current liabilities	2,403	1,977

Line of credit (LOC)	4,310	4,592
Long-term debt, net of current portion	1,643	1,667
Long-term capital leases, net of current portion	297	305
Total liabilities	8,653	8,541

Commitments

Shareholders’ deficit:
Preferred stock - $0.001 par value, 25,000,000 authorized Series A designated 10,000,000 shares Issued and outstanding at March 31, 2012 and December 31, 2011, 8,508,887 and 8,578,887, respectively	9	9
Common stock - $0.001 par value Authorized 975,000,000 shares Issued and outstanding at March 31, 2012 and December 31, 2011, 2,505,541 and 2,160,996, respectively	2	2
Additional paid in capital	49,751	49,121
Accumulated deficit	(52,163)	(51,198)
Accumulated other comprehensive loss	(29)	(25)
Total ERF wireless, Inc. shareholders’ deficit	(2,430)	(2,091)
Noncontrolling interest	108	-
Total shareholders’ deficit	(2,322)	(2,091)

Total liabilities and shareholders' deficit	$6,331	$6,450

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(Unaudited)
($ in thousands except loss per share)

	March 31,
	2012	2011

Sales:
Products	$107	$28
Services	1,541	1,101
Total sales	1,648	1,129

Costs of goods sold:
Products and integration services	416	306
Rent, repairs and maintenance	127	75
Depreciation	286	342
Total costs of goods sold	829	723
Gross profit	819	406
Operating expenses:
Selling, general and administrative	1,450	1,095
Depreciation and amortization	53	69
Total operating expenses	1,503	1,164
Operating loss from continuing operations	(684)	(758)
Other income (expenses):
Interest expense, net and other income	(359)	(194)
Gain on sale of assets	-	1,176
Derivative income	83	13
Total other (expense) income	(276)	995
(Loss) income from continuing operations	(960)	237
Loss from discontinued operations	-	(78)
Consolidated net (loss) income	(960)	159

Net income attributable to noncontrolling interest	(5)	-
Net (loss) income attributable to ERF Wireless Inc.	(965)	159
Other comprehensive (loss) income:
Unrealized (loss) income on securities held for resale	(4)	8
Total other comprehensive (loss) income	(4)	8
Total comprehensive (loss) income	$(969)	$167
Basic (loss) income per common share:
(Loss) income from continuing operations	$(0.40)	$0.27
(Loss) from discontinued operations	$-	$(0.09)
Net (loss) income	$(0.40)	$0.18

Diluted (loss) income per common share:
(Loss) income from continuing operations	$(0.40)	$0.22
(Loss) from discontinued operations	$-	$(0.07)
Net (loss) income	$(0.40)	$0.15

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
($ in thousands)

	March 31,
	2012	2011

Cash flows from operating activities
(Loss) income from continuing operations	$(960)	$237
Loss from discontinued operations	-	(78)
Net (loss) income	(960)	159

Adjustments to reconcile net (loss) income to net cash used by operating activities:
Gain on sale of assets	-	(1,176)
Amortization of debt discount	93	-
Depreciation and amortization	339	466
Stock issued for services rendered, interest and compensation	-	547
Derivative income	(83)	(13)
Changes in:
Accounts receivable, net	(147)	(26)
Accounts receivable, other	(26)	(94)
Inventories	(80)	(16)
Prepaid expenses and other current assets	117	(67)
Accounts payable	26	(94)
Accrued expenses	117	(426)
Deferred liability and revenue	(2)	(209)
Total adjustment	354	(1,108)
Net cash used by operating activities	(606)	(949)

Cash flows from investing activities
Purchase of property and equipment	(526)	(717)
Proceeds from sale of assets	-	2,700
Change in other assets	33	(23)
Net cash (used by) provided by investing activities	(493)	1,960

Cash flows from financing activities
Net proceeds from line of credit	137	328
Proceeds from long-term debt obligations	560	-
Payment of long-term debt obligations	(3)	(371)
Payment on capital lease obligations	(37)	(253)
Net cash provided by (used by) financing activities	657	(296)

Net change in cash and cash equivalents	(442)	715
Cash and cash equivalents at the beginning of the period	591	43
Cash and cash equivalents at the end of the period	$149	$758

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest	$173	$36
Income taxes	$-	$-

Supplemental non-cash investing and financing activities:
Conversion of debt through issuance of common stock	$130	$85
Conversion of LOC and interest through issuance of common stock	$500	$600
Unrealized (loss) income on securities held for resale	$(4)	$8
Dividends declared	$103	$-
Property and equipment financed with capital lease	$37	$-

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENTSS OF SHAREHOLDERS’ DEFICIT
FOR THE PERIOD ENDED MARCH 31, 2012
($ in thousands)

	Common Stock		Preferred Stock		Additional Paid in	Accumulated	Accumulated Comprehensive	Noncontrolling	Total Shareholders’
	Shares	Value	Shares	Value	Capital	Deficit	Income	Interest	Deficit

Total shareholders’ deficit as of December 31, 2010	785	$1	4,613	$5	$45,091	$(47,819)	$-	$-	$(2,722)

Net loss	-	-	-	-	-	(3,379)	-	-	(3,379)

New stock issued to shareholders:
Conversion of preferred stock to common stock	441	-	(1,404)	(1)	1	-	-	-	-
For services, compensation and interest	203	-	-	-	1,023	-	-	-	1,023
For retirement of debt	88	-	-	-	369	-	-	-	369
Conversion of LOC and interest to preferred stock	-	-	5,370	5	392	-	-	-	397
Conversion of LOC and interest to common stock	644	1	-	-	2,378	-	-	-	2,379
Dividend declared	-	-	-	-	(133)	-	-	-	(133)
Unrealized loss on securties held for resale	-	-	-	-	-	-	(25)	-	(25)

Total shareholders’ deficit as of December 31, 2011	2,161	2	8,579	9	49,121	(51,198)	(25)	-	(2,091)

Net loss	-	-	-	-	-	(965)	-	5	(960)

New stock issued to shareholders:
Conversion of preferred stock to common stock	70	-	(70)	-	-	-	-	-	-
For retirement of debt	52	-	-	-	130	-	-	-	130
Conversion of LOC and interest to common stock	223	-	-	-	500	-	-	-	500
Dividend declared	-	-	-	-	-	-	-	103	103
Unrealized loss on securties held for resale	-	-	-	-	-	-	(4)	-	(4)

Total shareholders’ deficit as of March 31, 2012 (unaudited)	2,506	$2	8,509	$9	$49,751	$(52,163)	$(29)	$108	$(2,322)

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
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

Our internet revenues are recorded in “ERF Wireless Bundled Services, Inc. (WBS)”, construction of bank, healthcare and educational networks in our “ERF Enterprise Network Services, Inc. (ENS)” and other construction in “ERF Wireless Messaging Services, Inc. (WMS)” and wireless broadband products and services to rural oil and gas locations are recorded in “Energy Broadband, Inc. (EBI)”. Please refer to segment footnote 9 for additional information regarding segment operations.

Basis of Accounting

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's annual report for the year ended December 31, 2011 filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated  financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year ended December 31, 2011 as reported in form 10-K have been omitted.

Noncontrolling Interest

Non-controlling interest in Energy Broadband Inc., its majority owned subsidiary, is included in the equity section of the consolidated balance sheets. Noncontrolling interest represents 3.5% of the equity of the Company’s majority-owned subsidiary, Energy Broadband Inc., Noncontrolling interest is adjusted for the noncontrolling interest holders’ proportionate share of the earnings or losses of ERF Wireless Inc., Operating losses applicable to majority-owned Energy Broadband Inc., have periodically exceeded the noncontrolling interests in the equity capital of the Subsidiary. Such excess losses applicable to the noncontrolling interests have been and are borne by the Company as there is no obligation of the noncontrolling interests to fund any losses in excess of their original investment. There is also no obligation or commitment on the part of the Company to fund operating losses of any subsidiary whether wholly-owned or majority-owned. The Company allocates the noncontrolling interest’s share of net loss in excess of the noncontrolling interest’s initial investment.

Reclassification

Certain amounts in the 2011 financial statements have been reclassified to conform to the 2012 financial presentation. These reclassifications have no impact on the total comprehensive loss.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
 (Unaudited)

Inventories

Inventories are valued at the lower of cost or market. The cost is determined by using the average cost method. Inventories consist of the following items as of March 31, 2012 and December 31, 2011, in thousands:

	March 31, 2012	December 31, 2011
Raw material	$42	$44
Work in process	138	116
Finished goods	258	198
	$438	$358

Recent Accounting Pronouncements

Management does not anticipate that the recently issued but not yet effective accounting pronouncements will materially impact the Company’s financial condition.

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts Receivable consists of the following (in thousands):

	March 31, 2012	December 31, 2011
Accounts receivable	$776	$628
Allowance for doubtful accounts	(33)	(32)
Accounts receivable, net	$743	$596

NOTE 3 - DEBT CONVERSION

(a) Line of Credit

For the three months ended March 31, 2012, the Company has had several debt settlements of the unsecured revolving credit facility. See Note 7 for additional information on this facility.  The unsecured revolving credit facility provides financing for working capital requirements.  During the three months ended March 31, 2012 the Company issued 223,052 shares of its Common Stock for the settlement of $419,426 of debt and $80,574 in accrued interest for a total amount of $500,000. The Company issued Common Stock at an average price of $2.24 per share of the ERFB common stock the day the debt was settled.

(b) Other Debt

During the three months ended March 31, 2012 the Company issued 51,493 shares of its Common Stock for the settlement of $130,000 of debt. The Company issued Common Stock at an average price of $2.52 per share of the ERFB common stock the day the debt was settled.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

NOTE 4 - COMMON STOCK AND PREFERRED STOCK

The total number of shares of stock of all classes which the Company shall have the authority to issue is 1,000,000,000, of which 25,000,000 shall be shares of preferred stock with a par value of $0.001 per share ("Preferred Stock"), and 975,000,000 shall be shares of common stock with a par value of $0.001 per share ("Common Stock").

Common Stock

As of March 31, 2012, there were 2,505,541 shares of its $0.001 par value common stock issued and outstanding.

During the three months ended March 31, 2012, the Company issued 274,545 shares of common stock which was valued at the closing market price on the date of issuance of such shares, which were issued in lieu of cash as payment for the following (in thousands):
March 31, 2012	Supplemental Non-Cash Disclosure
Notes payable	$130
Line of credit and interest	$500

Preferred Stock

The Company has 25,000,000 shares of Preferred Stock of which 10,000,000 shares had been designated as Series A Preferred Stock. 8,508,887 and 8,578,887 Series A preferred shares were issued and outstanding at March 31, 2012 and December 31, 2011, respectively. With respect to the Series A Preferred Stock outstanding at March 31, 2012, the Company would be required to issue 8,508,887 shares of its common stock upon conversion. During the three months ended March 31, 2012, 70,000 Series A Preferred Stock was converted into 70,000 shares of common stock.

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

As of March 31, 2012 the Company has issued 696,500 shares of EBI as a stock dividend and is expecting to fully issue all stock dividends before June 30, 2012. The dividend issued as of March 31, 2012 was $103,000 and the Company expects to issue remaining dividends before quarter end June 30, 2012.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

NOTE 5 - EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amount):

	For the three months ended March 31, 2012
	Net loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS:
Loss from continuing operations	$(960)	2,388	$(0.40)
Loss attributable to noncontrolling interest	$(5)	2,388	$-
Net loss attributable to ERF Wireless Inc.	$(965)	2,388	$(0.40)
Diluted EPS:
Effect of dilutive securities	-	-	-
Loss from continuing operations	$(960)	2,388	$(0.40)
Loss attributable to noncontrolling interest	$(5)	2,388	$-
Net loss attributable to ERF Wireless Inc.	$(965)	2,388	$(0.40)

	For the three months ended March 31, 2011
	Net (loss) income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS:
Income from continuing operations	$237	891	$0.27
Loss from discontinued operations	$(78)	891	$(0.09)
Net income attributable to ERF Wireless Inc.	$159	891	$0.18
Diluted EPS:
Effect of dilutive securities	-	169	-
Income from continuing operations	$237	1,060	$0.22
Loss from discontinued operations	$(78)	1,060	$(0.07)
Net income attributable to ERF Wireless Inc.	$159	1,060	$0.15

For the three months ended March 31, 2012, dilutive securities existed. Diluted earnings per share reflect the potential dilution of security that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities.

The calculation of diluted earnings per share for the three months ended March 31, 2012 does not include 8,508,887 shares of common stock assuming all Series A Preferred Stock were converted due to their anti-dilutive effect.

NOTE 6 - MAJOR CUSTOMERS

The Company had gross sales of approximately $1,648,000 and $1,129,000 for the three months ended March 31, 2012 and 2011, respectively. The Company had two customers that represented 43% and 14% and one customer that represented 41% of the gross sales in the three months ended March 31, 2012 and 2011, respectively.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

NOTE 7 - NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASES

Notes payable, long-term debts and capital leases consist of the following as of March 31, 2012 (in thousands):

	Terms	Maturity Date	Interest Rate	Gross Balance	Debt Discount	Balance
Banc leasing, Inc.	$10,660 / Month including interest	January-15	11.62%	$300	$-	$300
Advantage leasing associates	$4,936 / Month including interest	Various	Various	130	-	131
Investor bridge loan	$300,000 / Lump sum payment including interest	July-12	12.00%	300	-	300
Premium assignment	$1,495 / Month including interest	July-12	7.45%	6	-	5
Dakota capital line of credit	$178,031 / Quarterly including interest	March-16	18.00%	2,000	80	1,920
E-bond investor notes	3 years/ Semiannual interest (See below)	Various	7.50%	160	126	34
Line of credit	2 years/ Quarterly interest (See below)	December-13	12.00%	4,310	-	4,310
Total debt				$7,206	$206	7,000
Less current maturities						(750)
Long-term debt						$6,250

Line of Credit

During June 2010, the Company increased its unsecured revolving credit facility with Angus Capital Partners, a related party, from $10.5 million to $12.0 million maturing December 31, 2013. The terms of the unsecured revolving credit facility allow the Company to draw upon the facility as financing requirements dictate and provide for quarterly interest payments at a 12% rate per annum. The payment of principal and interest may be paid in cash, common shares or preferred shares at the Company’s election. At March 31, 2012, the outstanding balance on the line of credit totaled $4,310,000 with a remaining line of credit availability of $7,690,000.

For the three months ended March 31, 2012, the Company has had a debt settlement of the unsecured revolving credit facility.  The unsecured revolving credit facility provides financing for working capital requirements.  During the three months ended March 31, 2012, the Company issued 223,052 shares of its Common Stock for the settlement of $419,426 of debt and $80,574 in accrued interest for a total amount of $500,000. The Company issued Common Stock at an average price of $2.24 per share of the ERFB common stock the day the debt was settled.

E-Series Bond Investor Note

Since July 2011, the Company issued to certain accredited investors a principal amount of $360,000 of E-series bonds (the "Bonds"). At March 31, 2012, the outstanding balance of the Bonds totaled $160,000. The Bonds are due and payable upon maturity, a three-year period from the issuance date. Interest on the Bonds is payable at the rate of 7.5% per annum, and is payable semiannually. The Bondholder may require the Company to convert the Bond (including any unpaid interest) into shares of common stock at any time only during the first year, but not thereafter. If the Bonds are converted under this option, the Company will issue shares representing 100% of the Bond principal and unpaid interest calculated through maturity. The common stock issued under this option will be valued at the five days closing price average of the common shares for the five days prior to the notification. If the Bond is converted within the first year the Company will issue a warrant to purchase one share of Energy Broadband Inc., common stock at a price of $4.00 for every $2.00 of Bond principal.

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

The Bonds were determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature and the redemption option (compound embedded derivative liability). At the date of issuance the Bond, compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the income statement. The Company uses the effective interest method to record interest expense from the accretion of the debt discount and accretes the unamortized discount upon conversion which totaled $107,270 for the three months ended March 31, 2012. The estimated debt accretion for subsequent years is $14,177, $32,195, $56,645 and $23,356 for years ending December 31, 2012, 2013, 2014 and 2015, respectively

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

The following table summarizes the convertible debt activity for the period January 1, 2012, thru March 31, 2012:

Description	E-Series Bonds	Compound Derivative Liability	Total
Fair value at December 31, 2011	$2,682	$27,346	$30,028
Fair value issuance at inception	53,675	206,325	260,000
01-01-12 to 03-31-12 change in fair value	107,270	3,786	111,056
Conversions during 2012	(130,000)	(107,857)	(237,857)
Fair value at March 31, 2012	$33,627	$129,600	$163,227

The Company recorded a net change in fair value of derivatives of $3,786 and a gain on debt redemption of $87,021 for a total net derivative income of $83,235 for the three months ended March 31, 2012.

Dakota Capital Fund LLC Equipment Line of Credit

In November 2011, the Company signed a debt financing agreement with Dakota Capital Fund LLC of Sioux Falls, South Dakota, for financing of up to $3,000,000. The payment terms are $178,031 per quarter including interest, at an annual rate of 18% plus 10% of positive operational cash flow as determine on a quarterly basis for repayment of additional principal beginning July 1, 2012. The funding will primarily be utilized for equipment to build out networks in major oil and gas exploration regions of North America. During the fourth quarter of 2011 the Company received proceeds of $2,000,000 and has the option of additional funding of $1,000,000 for equipment purchases provided that the Company has submitted an advance request with acceptable and sufficient information of assets to be purchased. The financing received under this debt facility is secured by certain ERF Wireless assets and there is no prepayment penalty. At March 31, 2012, the outstanding balance on the line of credit totaled $2,000,000 with a remaining line of credit availability of $1,000,000.

The Company issued 30,000 shares of ERF Wireless, Inc. common stock for the consummation of the initial $2,000,000 debt financing agreement from Dakota Capital Fund LLC resulting in a debt discount of $93,600. The Company uses the effective interest method to record interest expense from the accretion of the debt discount and accretes the unamortized discount upon conversion which totaled $6,915 for the three months ended March 31, 2012. The estimated debt accretion is $22,290, $33,014 and $24,611 for years ending December 31, 2012, 2013 and 2014, respectively

Investor Bridge Loan

On March 20, 2011 the Company entered into a three-month secured bridge financing agreement with individuals for $300,000 with and interest rate of twelve percent (12%). The $300,000 loan is due July 1, 2012 unless the Company receives subsequent financing from E-Bond agreements in the months of April, May and June of 2012. The Company has agreed to apply fifty percent (50%) of all E-Bond financing to pay down the investor bridge loan accrued interest then principal until any remaining balance is paid in full by July 1, 2012.

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

Capital Leases

Banc Leasing Inc., Included in property and equipment at March 31, 2012, the cost of the equipment was $611,000 and the accumulated amortization was$280,000. Amortization of assets under capital leases is included in depreciation expense. The equipment is the primary collateral securing the financing.

Advantage Leasing Inc., Included in Vehicles at March 31 2012, the cost of the vehicles was $159,000 and the accumulated amortization was $21,000. Amortization of assets under capital leases is included in depreciation expense. The vehicles are the primary collateral securing the financing.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2012 (in thousands):

Year Ending December 31,
2012	$129
2013	187
2014	176
2015	14
Thereafter	-
Total minimum lease payments	506
Less amount representing interest	(75)
Present value of net minimum lease payments	431
Current maturities of capital lease obligations	(134)
Long-term portion of capital lease obligations	$297

NOTE 8 - COMMITMENTS

Leases and License Agreements

For the three months ended March 31, 2012 and 2011, rental expenses of approximately $216,000 and $138,000, respectively, were incurred. The Company accounts for rent expense under leases that provide for escalating rentals over the related lease term on a straight-line method. The Company occupies office and tower facilities under several non-cancelable operating lease agreements expiring at various dates through December 2018, and requiring payment of property taxes, insurance, maintenance and utilities.

Future minimum lease payments under non-cancelable operating leases at March 31, 2012, were as follows (in thousands):

Year Ending December 31,	Amount
2012	$425
2013	439
2014	414
2015	401
2016	384
Thereafter	8
Total	$2,071

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

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

Purchase Commitment – Mobile Broadband Trailers

On March 15, 2011, the Company entered into a settlement agreement with the current manufacturer of mobile broadband trailers (MBT’s). Under the terms of this settlement the Company agreed to purchase an additional 168 MBT’s and replacement inventory on a delivery schedule which commenced March 15, 2011 and terminates October 1, 2013.  The estimated value of the purchase obligation is $3,000,000

NOTE 9 - INDUSTRY SEGMENTS

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

For the three months ended March 31, 2012 and 2011 (in thousands)

Three Months Ended March 31, 2012	EBI	WBS	ENS	WMS	ERF	Total
Revenue	$1,013	$559	$66	$10	$-	$1,648
Segment (loss) income	160	(44)	(91)	(5)	(704)	(684)
Segment assets	3,160	2,036	769	20	346	6,331
Capital expenditures	331	225	-	-	7	563
Depreciation and amortization	154	113	58	-	14	339

Three Months Ended March 31, 2011	EBI	WBS	ENS	WMS	ERF	Total
Revenue	$535	$544	$47	$3	$-	$1,129
Segment (loss) income	34	(121)	(31)	(8)	(632)	(758)
Segment assets	1,795	2,110	1,254	2	1,289	6,450
Capital expenditures	591	121	-	-	5	717
Depreciation and amortization	83	255	53	-	20	411

ERF WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

Reconciliation of Segment Loss from Operations	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Total segment loss from operations	$20	$(126)
Total corporate overhead	(704)	(632)
Operating loss from continuing operations	$(684)	$(758)

Reconciliation of Segment Assets to Total Assets	March 31, 2012	December 31, 2011
Total segment assets	$5,985	$5,161
Total corporate assets	346	1,289
Total assets	$6,331	$6,450

The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, accounting changes and non-recurring items.

For the quarter ended March 31, 2012, two customers accounted for $705,000 and $239,000 of EBI revenues each.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to March 31, 2012, the Company issued 387,551 shares of common stock for debt and conversion of preferred stock.

Effective April 4, 2012, the Company registered a Non-Qualified Stock Option Plan approved by the board of directors reserving 250,000 shares for issuance for employees and consultants.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the other sections of this quarterly report on Form 10-Q, including the financial statements.

OUR MARKETS AND BUSINESS STRATEGY

Historically, our revenues have been generated primarily from Internet and construction services.  Our Internet revenues result from our offering of broadband and basic communications services to residential and enterprise customers.  Our construction revenues result from the construction of bank networks and other services associated with providing wireless products and services to the regional banking industry.  During the three months ended March 31, 2012, approximately 34% of our revenues were generated from internet services, 61% of our revenues were generated from providing broadband services to the energy industry, 4% of our revenues were generated from construction services and 1% was generated from wireless messaging services. We expect that our internet services will continue to decline as a percentage of the total consolidated revenues in 2012 and that the most growth during fiscal 2012 will continue to come from devoting significant capital resources to developing the oil and gas market utilizing wireless services.

During the first quarter of fiscal 2012, the Company continued to make substantial progress with its strategic business plan as evidenced by the completion and announcement of numerous significant activities. These include:

•
The Company’s financial results reflect the company’s continued focus on aggressively expanding our turnkey communications services to the oil and gas industry during a period of continued brisk oil and gas drilling activity in North America. These results include but are not limited to the following attributes:

▪
The Company reported overall consolidated revenues of $1,648,000 for the quarter ended March 31, 2012 as compared to $1,129,000 for the same prior year quarter ended March 31, 2011; an increase of $519,000 or 46%. The overall increase was comprised of a $478,000 increase in revenues in our oil and gas operations subsidiary, Energy Broadband, Inc. plus a combined increase of $41,000 from our other business units.

▪
The Company’s Energy Broadband, Inc. subsidiary reported revenues of $1,013,000 for the quarter ended March 31, 2012 as compared to revenues of $535,000 for the same prior year quarter ended March 31, 2011; an increase of $478,000 or 89%.

▪
The Company reported Gross Profit of $819,000 for the quarter ended March 31, 2012 as compared to $406,000 for the same prior year quarter ended March 31, 2011; an increase of $413,000 or 102%.  This 102% increase in Gross Profits on our 46% increase in revenues drove our overall gross margins to 50% for the quarter ended March 31, 2012 as compared to 36% for the same prior year quarter ended March 31, 2011.  This 14% increase in our overall gross margins demonstrates continued solid performance against our number one business objective of growing high margin revenue while maintaining and strengthening our position as the largest terrestrial wireless provider to the oil and gas industry in North America.

▪
The Company reported a Consolidated Net Loss of $960,000 for the quarter ended March 31, 2012 as compared to a Net Income of $159,000 for the same prior quarter ended March 31, 2011.  The prior year net income of $159,000 included a $1,176,000 gain associated with the divestiture of certain non-core wireless broadband assets and operations in the first quarter of 2011.  Excluding the one-time gain, our overall consolidated net loss improved by $57,000 when compared to the same prior year quarter.

▪
The Company reported an increase of $339,000 or 29% increase in Operating Expenses in the quarter ended March 31, 2012 as compared to the same prior year quarter ended March 31, 2011 to support the 46% increase in our consolidated revenues and our continued aggressive strategy to grow our Energy Broadband business unit.

▪
Lastly, the Company invested $526,000 in cash during the quarter ended March 31, 2012 for the purchase of assets in its Energy Broadband, Inc. subsidiary for the continued expansion of networks and infrastructure, including increasing its Mobile Broadband Trailer, (“MBT”) fleet associated with the increased oil and gas business growth being experienced.

▪
The Company recently announced that it has engaged a major construction contractor to build out two additional high-speed wireless broadband networks in two separate areas of the Permian Basin region of West Texas adjacent to existing ERF Wireless networks. In addition, ERF Wireless is using its own construction crews to construct three new networks that are near the extensive terrestrial wireless network system already owned and operated by ERF Wireless in Texas, New Mexico and Oklahoma. These new network segments are part of a larger expansion of the overall ERF Wireless network throughout North America which will meet not only the immediate needs of our existing customers but also the growing demand by the oil and gas industry in general for more terrestrial wireless connectivity to support drilling activities.

▪
The Company further discussed that it has a number of our existing oil and gas customers who are already drilling in remote areas of the Permian Basin and other areas of Texas, Oklahoma, and New Mexico that currently don't have any terrestrial wireless broadband service coverage. Moreover, these customers plan to be very active in these same areas over the next ten years or more. When our contractor completes our newest network additions to the Permian Basin and our own crews complete their new construction activity within the next sixty days, ERF Wireless will have added approximately 10,000 square miles of new terrestrial wireless broadband coverage in these highly active oil and gas drilling areas.

▪
Additionally, the Company went on to note that with the simultaneous expansion of the ERF Wireless network footprint and the corresponding increasing number of drilling rigs that are being serviced, Energy Broadband, the company's oil and gas subsidiary, is already utilizing some of the funding received late last year to expand its workforce of technicians, trucks, Mobil Broadband Trailers (MBTs) and other equipment required for service to its oil and gas customers.

▪
The Company expects all of this new activity to translate into increasing revenue and profitability for Energy Broadband as it continues its substantial growth rates in the oil and gas service industry.

Lastly, the Company reported that the formal arbitration process begun in 2011 versus Schlumberger Technology Corporation is continuing to progress and is expected to be completed in 2012.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2012, COMPARED TO THREE MONTHS ENDED MARCH 31, 2011

The following table sets forth summarized consolidated financial information for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
($ in thousands)	2012	2011	$ Change	% Change
Total sales	$1,648	$1,129	$519	46%
Cost of goods sold	829	723	106	15%
Gross profit	819	406	413	102%
Percent of total sales	50%	36%
Operating expenses	1,503	1,164	339	29%
Loss from operations	(684)	(758)	74	10%
Other (expense)/income	(276)	995	(1,271)	128%
(Loss) income from continuing operations	(960)	237	(1,197)	505%
Loss from discontinued operations	-	(78)	78	100%
Net income attributable to noncontrolling interest	(5)	-	(5)	100%
Other comprehensive (loss) income	(4)	8	(12)	150%
Total comprehensive (loss) income	$(969)	$167	$(1,136)	680%

For the three months ended March 31, 2012, the Company's business operations reflected an increase in sales for Energy Broadband, Inc. (“EBI”), Wireless Bundled Services (“WBS”), Enterprise Network Services (“ENS”) and Wireless Messaging Services (“WMS”). For the three months ended March 31, 2012, the Company's consolidated operations generated net sales of $1,648,000 compared to prior-year net sales of $1,129,000 for the quarter ended March 31, 2011. The $519,000 increase in net sales is primarily attributable to $478,000 increased sales in EBI from deployment of our Mobile Broadband Trailers (MBT’s) in the oil and gas regions, $15,000 increased sales in WBS, $19,000 increased sales in ENS and $7,000 increased sales in WMS.  Service sales increased 440,000 and product sales increased $79,000.  For the three months ended March 31, 2012, the Company had a gross profit margin of 50%, compared to a gross profit margin 36% for the prior year. The $413,000 increase in gross profit margin is primarily attributed to the following factors; (i) approximately $253,000 increase in gross margin in EBI attributable to increased sales associated with deployment of (MBT’s) in oil and gas regions, (ii) $162,000 increase in gross margins in WBS primarily related to decrease third party service cost, and (iii) offset with a $2,000 decrease in gross margins in ENS.

The Company incurred a total comprehensive net loss of $969,000 for the three months ended March 31, 2012, compared to a net comprehensive income of $167,000 from the quarter ended March 31, 2011. The Company's principal components of the total comprehensive loss for the quarter ended March 31, 2012 included approximately $339,000 in depreciation expenses, $359,000 of interest expense, $280,000 of other general and administrative expense, $841,000 in employment expenses and $225,000 in professional services expense.

SALES INFORMATION

Set forth below is a table presenting summarized sales information for our business segments for the three months ended March 31, 2012 and 2011.

($ in thousands)	Three Months Ended March 31,
Business Segment	2012	% of Total	2011	% of Total	$ Change	% Change
Wireless Messaging Services	$10	1%	$3	0%	$7	233%
Wireless Bundled Services	559	34%	544	48%	15	3%
Enterprise Network Services	66	4%	47	4%	19	40%
Energy Broadband, Inc.	1,013	61%	535	48%	478	89%
Total Sales	$1,648	100%	$1,129	100%	$519	46%

For the three months ended March 31, 2012, net sales increased to $1,648,000 from $1,129,000 for the three months ended March 31, 2011. The overall increase of 46% was attributable to increased sales of $478,000 of Energy Broadband, Inc., increased sales of $15,000 of Wireless Bundled Services, increased sales of $19,000 in Enterprise Network Services and increased sales in Wireless Messaging Services of $7,000. The $519,000 increase in net sales is primarily attributable to $478,000 increased sales in EBI are from deployment of our Mobile Broadband Trailers (MBT’s) in the oil and gas regions.

COST OF GOODS SOLD

The following tables set forth summarized cost of goods sold information for the three months ended March 31, 2012 and 2011.

($ in thousands)	Three Months Ended March 31,
Business Segment	2012	% of Total	2011	% of Total	$ Change	% Change
Wireless Messaging Services	$7	1%	$-	0%	$7	700%
Wireless Bundled Services	180	22%	327	45%	(147)	-45%
Enterprise Network Services	96	11%	75	10%	21	28%
Energy Broadband, Inc.	546	66%	321	45%	225	70%
Total cost of sales	$829	100%	$723	100%	$106	15%

	Three Months Ended March 31,
($ in thousands)	2012	2011	$ Change	% Change

Products and integration service	$416	$306	$110	36%
Rent and maintenance	127	75	52	69%
Depreciation	286	342	(56)	-16%
Total cost of sales	$829	$723	$106	15%

For the three months ended March 31, 2012, cost of goods sold increased by $106,000, or 15%, to $829,000 from $723,000 as compared to the three months ended March 31, 2011. The increase of $106,000 in cost of goods sold is primarily attributable to an increased cost of $225,000 in EBI due to increased depreciation and tower rents for deployment of our Mobile Broadband Trailers (MBT’s) in oil and gas regions, increased cost in ENS of $21,000, increased cost in WMS of $7,000 and offset with a $147,000 decreased cost in WBS due to a decreasing third party services and depreciation.

OPERATING EXPENSES

The following table sets forth summarized operating expense information for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
($ in thousands)	2012	2011	$ Change	% Change

Employment expenses	$841	$586	$255	44%
Professional services	225	209	16	8%
Rent and maintenance	104	74	30	41%
Depreciation	53	69	(16)	-23%
Other general and administrative	280	226	54	24%
Total operating expenses	$1,503	$1,164	$339	29%

For the three months ended March 31, 2012, operating expenses increased by 29% to $1,503,000, as compared to $1,164,000 for the three months ended March 31, 2011. The increases that occurred, as evidenced by the immediately preceding table, are discussed below:

•	A $255,000 increase in employment expense. The increase is attributable to increased employee headcount to 66 at March 31, 2012 from 52 at March 31, 2011;

•	A $16,000 increase in professional services;

•	A $30,000 increase in rent and maintenance;

•	A $16,000 decrease in depreciation ; and

•	A $54,000 increase in other general and administrative expense.

OTHER (INCOME) EXPENSE, NET

For the three months ended March 31, 2012, the increase in other expense is primarily attributable to an increase in our interest expense, net on debt obligations totaling $359,000 and offset with a increase in our net derivative income of $83,000 as compared to interest expense, net of $194,000 offset with derivative income of $13,000 and a gain on sale of assets of $1,176,000 for the three months ended March 31, 2011. The derivative expense/income represents the net unrealized (non-cash) charge during the three months ended March 31, 2012 and 2011, in the fair value of our derivative instrument liabilities related to warrants and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately.

COMPREHENSIVE NET INCOME (LOSS)

For the three months ended March 31, 2012, our total comprehensive loss was $969,000 compared to comprehensive income of $167,000 for the three months ended March 31, 2011. The increased comprehensive loss for the three months ended March 31, 2012, as compared to the comprehensive income for three months ended March 31, 2011 is primarily attributable to the factors describe in the preceding tables.

CASH FLOWS

The Company's operating activities decreased net cash used by operating activities to $606,000 in the three months ended March 31, 2012, compared to net cash used of $949,000 in the three months ended March 31, 2011. The decrease in net cash used by operating activities was primarily attributable to decrease in prepaids, amortization of debt discount and stock payments of accrued liabilities compared to prior year.

The Company's investing activities used net cash of $493,000 in the three months ended March 31, 2012, compared to net cash provided of $1,960,000 in the three months ended March 31, 2011. The decrease in investing activities is primarily attributable to the expansion of oil and gas networks to utilize our MBTs to provide service to our customers and the cash received from the sale of non-core assets of our North and Central Texas network during the February 2011.

The Company's financing activities provided net cash of $657,000 in the three months ended March 31, 2012, compared to $296,000 of cash used in the three months ended March 31, 2011. The cash provided in the three months ended March 31, 2012, was primarily associated with proceeds from debt financing and the line of credit, net.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2012, the Company's current assets totaled $1,837,000 (including cash and cash equivalents of $149,000); total current liabilities were $2,403,000, resulting in negative working capital of $566,000. The Company has funded operations to date primarily through a combination of utilizing cash on hand, borrowings and raising additional capital through the sale of its securities. The Company’s operation for the three months ended March 31, 2012, was primarily funded by proceeds from the Company's line of credit, net totaling $137,000, debt of $300,000 and convertible debt financing of $260,000.

CURRENT DEBT FACILITY

In June 2010, the Company increased its unsecured revolving credit facility with Angus Capital Partners a related party from $10.5 million to $12.0 million maturing December 31, 2013. At March 31, 2012, the Company had approximately $7,690,000 available on a $12.0 million unsecured revolving credit facility with Angus Capital Partners, with an outstanding balance of $4,310,000. The terms of the unsecured revolving credit facility will allow us to draw upon the facility as financing requirements dictate and provides for quarterly interest payments at an annual 12% rate. The loan may be prepaid without penalty or repaid at maturity.

In November 2011, the Company signed a debt financing agreement with Dakota Capital Fund LLC of Sioux Falls, South Dakota, for financing of up to $3,000,000. At March 31, 2012, the Company had approximately $1,000,000 available on a $3.0 million secured equipment credit facility with Dakota Capital Fund LLC, with an outstanding balance of $2,000,000. The terms of the secured credit facility will allow ERF to draw upon the facility for equipment purchases provided that the Company has submitted an advance request with acceptable and sufficient information of assets to be purchased. The payment terms are $178,031 per quarter including interest, at an annual rate of 18% plus 10% of positive operational cash flow as determined from the Company’s publically filed 10Q’s and 10K’s for repayment of additional principal beginning July 1, 2012.

ISSUANCE OF COMMON STOCK

During the three months ended March 31, 2012, we issued to various accredited investors (i) 274,545 shares for debt conversions, and (ii) 70,000 shares upon conversion of Series A Preferred Stock. We relied on Section 4(2) of the Securities Act in effecting these transactions.

USE OF WORKING CAPITAL

We believe our cash and available credit facilities afford us adequate liquidity for the balance through March 31, 2013.  We anticipate that we will need additional capital in the future to continue to expand our business operations, which expenditures may include acquisitions and capital expenditures.  We have historically financed our operations through private equity and debt financings. We do not have any commitments for significant equity funding at this time, and additional funding may not be available to us on favorable terms, if at all. As such there is no assurance that we can raise additional capital from external sources, the failure of which could cause us to curtail operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2012, the Company did not have any significant off-balance-sheet arrangements other than certain office and tower facility operating leases requiring minimal commitments under non-cancelable leases disclosed in the 10K.

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

During 2011 the Company and Schlumberger were unable to resolve these financial issues regarding 2009 exclusive reseller agreement through mediation and the Company has availed itself of binding arbitration as mandated in the contract.  The binding arbitration process has been initiated in 2011 and is expected to be completed in 2012.

ITEM 1A.  RISK FACTORS

See Risk Factors in item 1A of the Company form 10-K of Fiscal year ended December 31, 2011.

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

Common Stock Issued for Debt Conversions

In February 2012, 223,052 shares of common stock at average price of $2.24 were issued for LOC and interest conversions.

In March 2012, 51,493 shares of common stock at average price of $2.52 were issued for debt conversions.

Common Stock Issued Upon Conversion of Series A Preferred Stock

On January 21, 2012, an accredited investor acquired 70,000 shares of common stock pursuant to Preferred A Conversions.

ITEM 3.  DEFAULT IN SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 (a) and 15d-14 (a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 (a) and 15d-14 (a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ERF Wireless, Inc.

Date: May 21, 2012	By:	/s/ H. Dean Cubley
H. Dean Cubley
Chief Executive Officer