Form 10-Q
period 2012-06-30
ERF Wireless, Inc.
filed 2012-08-16
CIK 1020646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 3,567,992 common shares issued and outstanding as of August 14, 2012.

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ERF WIRELESS, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2012, AND DECEMBER 31, 2011
($ in thousands except share data)

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$149	$591
Securities held for resale	1	7
Accounts receivable, net	655	596
Accounts receivable, other	437	310
Inventories	411	358
Prepaid expenses and other current assets	130	285
Total current assets	1,783	2,147

Property and equipment
Property and equipment	10,912	9,932
Less: accumulated depreciation	(6,600)	(5,868)
Net property and equipment	4,312	4,064

Goodwill	176	176
Other assets	32	63

Total assets	$6,303	$6,450

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Notes payable and current portion of long-term debt	$1,166	$259
Current portion of long-term capital leases	150	126
Accounts payable	1,054	694
Accrued expenses	726	661
Derivative liabilities	282	27
Deferred liability and revenue	209	210
Total current liabilities	3,587	1,977

Line of credit (LOC)	3,877	4,592
Long-term debt, net of current portion	1,216	1,667
Long-term capital leases, net of current portion	281	305
Total liabilities	8,961	8,541

Commitments

Shareholders’ deficit:
Preferred stock - $0.001 par value, 25,000,000 authorized
Series A designated 10,000,000 shares Issued and outstanding at June 30, 2012 and December 31, 2011, 8,508,887 and 8,578,887, respectively	9	9
Common stock - $0.001 par value
Authorized 975,000,000 shares Issued and outstanding at June 30, 2012 and December 31, 2011, 3,235,096 and 2,160,996, respectively	3	2
Additional paid in capital	50,764	49,121
Accumulated deficit	(53,518)	(51,198)
Accumulated other comprehensive loss	(31)	(25)
Total ERF wireless, Inc. shareholders’ deficit	(2,773)	(2,091)
Noncontrolling interest	115	–
Total shareholders’ deficit	(2,658)	(2,091)

Total liabilities and shareholders' deficit	$6,303	$6,450

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)
($ in thousands except loss per share)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011

Sales:
Products	$28	$98	$44	$127
Services	1,659	1,213	3,291	2,314
Total sales	1,687	1,311	3,335	2,441

Costs of goods sold:
Products and integration services	430	352	846	657
Rent, repairs and maintenance	173	124	300	200
Depreciation	338	334	624	676
Total costs of goods sold	941	810	1,770	1,533

Gross profit	746	501	1,565	908
Operating expenses:
Selling, general and administrative	1,741	1,431	3,192	2,526
Depreciation and amortization	55	62	107	131
Total operating expenses	1,796	1,493	3,299	2,657
Operating loss from continuing operations	(1,050)	(992)	(1,734)	(1,749)
Other income (expense):
Interest expense, net	(320)	(165)	(679)	(360)
Gain on sale of assets	–	7	–	1,183
Derivative income	18	–	101	13
Total other (expense) income	(302)	(158)	(578)	836
(Loss) from continuing operations	(1,352)	(1,150)	(2,312)	(913)
Loss from discontinued operations	–	–	–	(78)
Consolidated net (loss)	(1,352)	(1,150)	(2,312)	(991)

Net income attributable to noncontrolling interest	(3)	–	(8)	–
Net (loss) attributable to ERF Wireless Inc.	(1,355)	(1,150)	(2,320)	(991)
Other comprehensive (loss) income:
Unrealized (loss) on securities held for resale	(2)	(8)	(6)	(3)
Total other comprehensive (loss)	(2)	(8)	(6)	(3)
Total comprehensive (loss)	$(1,357)	$(1,158)	$(2,326)	$(994)
Basic (loss) per common share:
(Loss) from continuing operations	$(0.46)	$(1.06)	$(0.87)	$(0.92)
(Loss) from discontinued operations	$–	$–	$–	$(0.08)
Net (loss)	$(0.46)	$(1.06)	$(0.87)	$(1.00)

Diluted (loss) income per common share:
(Loss) from continuing operations	$(0.46)	$(1.06)	$(0.87)	$(0.92)
(Loss) from discontinued operations	$–	$–	$–	$(0.08)
Net (loss)	$(0.46)	$(1.06)	$(0.87)	$(1.00)

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)
($ in thousands)

	2012	2011

Cash flows from operating activities
(Loss) from continuing operations	$(2,312)	$(913)
(Loss) from discontinued operations	–	(78)
Net (loss)	(2,312)	(991)

Adjustments to reconcile net (loss) to net cash used by operating activities:
Gain on sale of assets	–	(1,183)
Amortization of debt discount	128	–
Depreciation and amortization	731	862
Stock issued for services rendered, interest and compensation	214	983
Derivative income	(101)	(13)
Changes in:
Accounts receivable, net	(59)	(158)
Accounts receivable, other	(127)	(17)
Inventories	(53)	(77)
Prepaid expenses and other current assets	155	(23)
Accounts payable	360	(110)
Accrued expenses	414	(325)
Deferred liability and revenue	(1)	(224)
Total adjustment	1,661	(285)
Net cash used by operating activities	(651)	(1,276)

Cash flows from investing activities
Purchase of property and equipment	(906)	(1,300)
Proceeds from sale of assets	–	2,708
Change in other assets	31	(27)
Net cash (used by) provided by investing activities	(875)	1,381

Cash flows from financing activities
Net proceeds from line of credit	319	653
Proceeds from long-term debt obligations	845	–
Payment of long-term debt obligations	(7)	(374)
Payment on capital lease obligations	(73)	(319)
Net cash provided by (used by) financing activities	1,084	(40)

Net change in cash and cash equivalents	(442)	65
Cash and cash equivalents at the beginning of the period	591	43
Cash and cash equivalents at the end of the period	$149	$108

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest	$209	$40
Income taxes	$–	$–

Supplemental non-cash investing and financing activities:
Conversion of debt through issuance of common stock	$155	$138
Conversion of preferred stock to common stock	$70	$–
Conversion of LOC and interest through issuance of common stock	$1,275	$1,689
Unrealized (loss) on securities held for resale	$(6)	$(3)
Dividends payment	$107	$–
Property and equipment financed with capital lease	$73	$–

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENTSS OF SHAREHOLDERS’ DEFICIT
FOR THE PERIOD ENDED JUNE 30, 2012 AND DECEMBER 31, 2011
($ in thousands)

	Common Stock		Preferred Stock		Additional Paid in	Accumulated	Accumulated Comprehensive	Noncontrolling	Total Shareholders’
	Shares	Value	Shares	Value	Capital	Deficit	Income	Interest	Deficit

Total shareholders’ deficit as of December 31, 2010	785	$1	4,613	$5	$45,091	$(47,819)	$–	$–	$(2,722)

Net loss	–	–	–	–	–	(3,379)	–	–	(3,379)

New stock issued to shareholders:
Conversion of preferred stock to common stock	441	–	(1,404)	(1)	1	–	–	–	–
For services, compensation and interest	203	–	–	–	1,023	–	–	–	1,023
For retirement of debt	88	–	–	–	369	–	–	–	369
Conversion of LOC and interest to preferred stock	–	–	5,370	5	392	–	–	–	397
Conversion of LOC and interest to common stock	644	1	–	–	2,378	–	–	–	2,379
Dividend declared	–	–	–	–	(133)	–	–	–	(133)
Unrealized loss on securties held for resale	–	–	–	–	–	–	(25)	–	(25)

Total shareholders’ deficit as of December 31, 2011	2,161	2	8,579	9	49,121	(51,198)	(25)	–	(2,091)

Net loss	–	–	–	–	–	(2,320)	–	8	(2,312)

New stock issued to shareholders:
Conversion of preferred stock to common stock	70	–	(70)	–	–	–	–	–	–
For services, compensation, interest and prepaids	136	–	–	–	214	–	–	–	214
For retirement of debt	78	1	–	–	154	–	–	–	155
Conversion of LOC and interest to common stock	790	–	–	–	1,275	–	–	–	1,275
Dividends payment	–	–	–	–	–	–	–	107	107
Unrealized loss on securties held for resale	–	–	–	–	–	–	(6)	–	(6)

Total shareholders’ deficit as of June 30, 2012 (unaudited)	3,235	$3	8,509	$9	$50,764	$(53,518)	$(31)	$115	$(2,658)

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012
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

Noncontrolling Interest

Non-controlling interest in Energy Broadband Inc., its majority owned subsidiary, is included in the equity section of the consolidated balance sheets. Noncontrolling interest represents 3.63% of the equity of the Company’s majority-owned subsidiary, Energy Broadband Inc., Noncontrolling interest is adjusted for the noncontrolling interest holders’ proportionate share of the earnings or losses of ERF Wireless Inc., Operating losses applicable to majority-owned Energy Broadband Inc., have periodically exceeded the noncontrolling interests in the equity capital of the Subsidiary. Such excess losses applicable to the noncontrolling interests have been and are borne by the Company as there is no obligation of the noncontrolling interests to fund any losses in excess of their original investment. There is also no obligation or commitment on the part of the Company to fund operating losses of any subsidiary whether wholly-owned or majority-owned. The Company allocates the noncontrolling interest’s share of net loss in excess of the noncontrolling interest’s initial investment.

Reclassification

Certain amounts in the 2011 financial statements have been reclassified to conform to the 2012 financial presentation. These reclassifications have no impact on the total comprehensive loss.

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012
(Unaudited)

Inventories

Inventories are valued at the lower of cost or market. The cost is determined by using the average cost method. Inventories consist of the following items as of June 30, 2012 and December 31, 2011, in thousands:

	June 30,	December 31,
	2012	2011
Raw material	$41	$44
Work in process	123	116
Finished goods	247	198
	$411	$358

Recent Accounting Pronouncements

Management does not anticipate that the recently issued but not yet effective accounting pronouncements will materially impact the Company’s financial condition.

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable consists of the following (in thousands):

	June 30,	December 31,
	2012	2011
Accounts receivable	$684	$628
Allowance for doubtful accounts	(29)	(32)
Accounts receivable, net	$655	$596

NOTE 3 - DEBT CONVERSION

(a) Line of Credit

For the six months ended June 30, 2012, the Company has had several debt settlements of the unsecured revolving credit facility. See Note 8 for additional information on this facility. The unsecured revolving credit facility provides financing for working capital requirements. During the six months ended June 30, 2012, the Company issued 789,636 shares of its Common Stock for the settlement of $1,034,141 of debt and $240,859 in accrued interest for a total amount of $1,275,000. The Company issued Common Stock at an average price of $1.61 per share of the ERFB common stock the day the debt was settled.

(b) Other Debt

During the six months ended June 30, 2012, the Company issued 77,963 shares of its Common Stock for the settlement of $155,000 of debt. The Company issued Common Stock at an average price of $1.99 per share of the ERFB common stock the day the debt was settled.

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012
(Unaudited)

NOTE 4 - COMMON STOCK AND PREFERRED STOCK

The total number of shares of stock of all classes which the Company shall have the authority to issue is 1,000,000,000, of which 25,000,000 shall be shares of preferred stock with a par value of $0.001 per share ("Preferred Stock"), and 975,000,000 shall be shares of common stock with a par value of $0.001 per share ("Common Stock").

Common Stock

As of June 30, 2012, there were 3,235,096 shares of its $0.001 par value common stock issued and outstanding.

During the six months ended June 30, 2012, the Company issued 1,004,100 shares of common stock which was valued at the closing market price on the date of issuance of such shares, which were issued in lieu of cash as payment for the following (in thousands):

June 30, 2012	Supplemental Non-Cash Disclosure
Professional fees	$61
Services and compensation	145
Other services rendered	8
Total for services, and compensation	$214

Notes payable	$155
Line of credit and interest	$1,275

Preferred Stock

The Company has 25,000,000 shares of Preferred Stock of which 10,000,000 shares had been designated as Series A Preferred Stock. 8,508,887 and 8,578,887 Series A preferred shares were issued and outstanding at June 30, 2012 and December 31, 2011, respectively. With respect to the Series A Preferred Stock outstanding at June 30, 2012, the Company would be required to issue 8,508,887 shares of its common stock upon conversion. During the six months ended June 30, 2012, 70,000 Series A Preferred Stock was converted into 70,000 shares of common stock.

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

As of June 30, 2012, the Company has issued 725,611 shares of EBI as a stock dividend valued at $107,000. The Company expects to issue in the future additional EBI shares as dividends which will be determined by the Board of Directors.

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012
(Unaudited)

NOTE 5 - STOCK PLAN

In April 2012, the Board of directors adopted a Non-Qualified Stock Option Plan whereby 250,000 shares were reserved for issuance. As of June 30, 2011 under the 2012 Non-Qualified Stock Option Plan, 81,501 shares were issued and outstanding to certain employees and consultants for services rendered. This plan is for key employees, officers, directors, and consultants of ERF Wireless, Inc., which encompass Stock, Options, Stock Appreciation Rights, or any Performance Stock Award granted by the Company.

Non-Qualified Stock Option Plan, April 2012	2012
Plan
Shares initially reserved	250,000

Shares issued during 2012	81,501

Remaining shares available to be issued at June 30, 2012	168,499

Shares issued and outstanding as of June 30, 2012	81,501

NOTE 6 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amount):

	For the three months ended June 30, 2012
	Net loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Loss from continuing operations	$(1,352)	2,919	$(0.46)
Loss attributable to noncontrolling interest	$(3)	2,919	$–
Net loss attributable to ERF Wireless Inc.	$(1,355)	2,919	$(0.46)
Diluted EPS:
Effect of dilutive securities	–	–	–
Loss from continuing operations	$(1,352)	2,919	$(0.46)
Loss attributable to noncontrolling interest	$(3)	2,919	$–
Net loss attributable to ERF Wireless Inc.	$(1,355)	2,919	$(0.46)

	For the three months ended June 30, 2011
	Net (loss) income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Loss from continuing operations	$(1,150)	1,088	$(1.06)
Loss from discontinued operations	$–	1,088	$–
Net loss attributable to ERF Wireless Inc.	$(1,150)	1,088	$(1.06)
Diluted EPS:
Effect of dilutive securities	–	–	–
Loss from continuing operations	$(1,150)	1,088	$(1.06)
Loss from discontinued operations	$–	1,088	$–
Net loss attributable to ERF Wireless Inc.	$(1,150)	1,088	$(1.06)

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012
(Unaudited)

	For the six months ended June 30, 2012
	Net loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Loss from continuing operations	$(2,312)	2,653	$(0.87)
Loss attributable to noncontrolling interest	$(8)	2,653	$–
Net loss attributable to ERF Wireless Inc.	$(2,320)	2,653	$(0.87)
Diluted EPS:
Effect of dilutive securities	–	–	–
Loss from continuing operations	$(2,312)	2,653	$(0.87)
Loss attributable to noncontrolling interest	$(8)	2,653	$–
Net loss attributable to ERF Wireless Inc.	$(2,320)	2,653	$(0.87)

	For the six months ended June 30, 2011
	Net (loss) income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Loss from continuing operations	$(913)	989	$(0.92)
Loss from discontinued operations	$(78)	989	$(0.08)
Net loss attributable to ERF Wireless Inc.	$(991)	989	$(1.00)
Diluted EPS:
Effect of dilutive securities	–	–	–
Loss from continuing operations	$(913)	989	$(0.92)
Loss from discontinued operations	$(78)	989	$(0.08)
Net loss attributable to ERF Wireless Inc.	$(991)	989	$(1.00)

For the six months ended June 30, 2012, dilutive securities existed. Diluted earnings per share reflect the potential dilution of security that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities.

The calculation of diluted earnings per share for the six months ended June 30, 2012 does not include 250,000 shares of common stock assuming all E-Series Bond debt were converted; 8,508,887 shares of common stock assuming all Series A Preferred Stock were converted due to their anti-dilutive effect.

NOTE 7 - MAJOR CUSTOMERS

The Company had gross sales of approximately $3,335,000 and $2,441,000 for the six months ended June 30, 2012 and 2011, respectively. The Company had two customers that represented 36% and 16% and one customer that represented 39% of the gross sales in the six months ended June 30, 2012 and 2011, respectively.

NOTE 8 – NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASES

Notes payable, long-term debts and capital leases consist of the following as of June 30, 2012 (in thousands):

	Terms	Maturity Date	Interest Rate	Gross Balance	Debt Discount	Balance
Banc leasing, Inc.	$10,660 / Month including interest	January-15	11.62%	$276	$–	$276
Advantage leasing associates	$6,086 / Month including interest	Various	Various	155	–	155
Investor bridge loan	$400,000 / Lump sum payment including interest	July-12	12.00%	400	–	400
Premium assignment	$1,495 / Month including interest	July-12	7.45%	2	–	2
Dakota capital line of credit	$178,031 / Quarterly including interest	March-16	18.00%	2,000	73	1,927
E-bond investor notes	3 years/ Semiannual interest (See below)	Various	7.50%	320	267	53
Line of credit	2 years/ Quarterly interest (See below)	December-13	12.00%	3,877	–	3,877
Total debt				$7,030	$340	6,690
Less current maturities						(1,316)
Long-term debt						$5,374

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012
(Unaudited)

Line of Credit

During June 2010, the Company increased its unsecured revolving credit facility with Angus Capital Partners, a related party, from $10.5 million to $12.0 million maturing December 31, 2013. The terms of the unsecured revolving credit facility allow the Company to draw upon the facility as financing requirements dictate and provide for quarterly interest payments at a 12% rate per annum. The payment of principal and interest may be paid in cash, common shares or preferred shares at the Company’s election. At June 30, 2012, the outstanding balance on the line of credit totaled $3,877,000 with a remaining line of credit availability of $8,123,000.

For the six months ended June 30, 2012, the Company has had a debt settlement of the unsecured revolving credit facility. The unsecured revolving credit facility provides financing for working capital requirements. During the six months ended June 30, 2012, the Company issued 789,636 shares of its Common Stock for the settlement of $1,034,141 of debt and $240,859 in accrued interest for a total amount of $1,275,000. The Company issued Common Stock at an average price of $1.61 per share of the ERFB common stock the day the debt was settled.

E-Series Bond Investor Note

Since July 2011, the Company issued to certain accredited investors a principal amount of $545,000 of E-series bonds (the "Bonds"). At June 30, 2012, the outstanding balance of the Bonds totaled $320,000. The Bonds are due and payable upon maturity, a three-year period from the issuance date. Interest on the Bonds is payable at the rate of 7.5% per annum, and is payable semiannually. The Bondholder may require the Company to convert the Bond (including any unpaid interest) into shares of common stock at any time only during the first year, but not thereafter. If the Bonds are converted under this option, the Company will issue shares representing 100% of the Bond principal and unpaid interest calculated through maturity. The common stock issued under this option will be valued at the five days closing price average of the common shares for the five days prior to the notification. If the Bond is converted within the first year the Company will issue a warrant to purchase one share of Energy Broadband Inc. common stock at a price of $4.00 for every $2.00 of Bond principal.

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

The Bonds were determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature and the redemption option (compound embedded derivative liability). At the date of issuance the Bond, compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the income statement. The Company uses the effective interest method to record interest expense from the accretion of the debt discount and accretes the unamortized discount upon conversion which totaled $138,961 for the six months ended June 30, 2012. The estimated debt accretion for subsequent years is $18,711, $61,013, $120,229 and $67,416 for years ending December 31, 2012, 2013, 2014 and 2015, respectively.

The following table summarizes the convertible debt activity for the period January 1, 2012, thru June 30, 2012:

Description	E-Series Bonds	Compound Derivative	Total
Fair value at December 31, 2011	$2,682	$27,346	$30,028
Fair value issuances during 2012 (principal amount)	445,000	–	445,000
Fair value issuances during 2012 (debt discount)	(379,012)	379,012	–
01-01-12 to 03-31-12 change in fair value	107,270	3,786	111,056
03-01-12 to 06-30-12 change in fair value	31,691	5,083	36,774
Conversions during 2012	(155,000)	(133,616)	(288,616)
Fair value at June 30, 2012	$52,631	$281,611	$334,242

The Company recorded a net change in fair value of derivatives of $8,869 and a gain on debt redemption of $109,718 for a total net derivative income of $100,849 for the six months ended June 30, 2012.

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012
(Unaudited)

Dakota Capital Fund LLC Equipment Line of Credit

In November 2011, the Company signed a debt financing agreement with Dakota Capital Fund LLC of Sioux Falls, South Dakota, for financing of up to $3,000,000. The payment terms are $178,031 per quarter including interest, at an annual rate of 18% plus 10% of positive operational cash flow as determine on a quarterly basis for repayment of additional principal beginning July 1, 2012. The funding will primarily be utilized for equipment to build out networks in major oil and gas exploration regions of North America. During the fourth quarter of 2011 the Company received proceeds of $2,000,000 and has the option of additional funding of $1,000,000 for equipment purchases provided that the Company has submitted an advance request with acceptable and sufficient information of assets to be purchased. The financing received under this debt facility is secured by certain ERF Wireless assets and there is no prepayment penalty. At June 30, 2012, the outstanding balance on the line of credit totaled $2,000,000 and the Company has elected not to request any additional funds under this credit facility.

The Company issued 30,000 shares of ERF Wireless, Inc. common stock for the consummation of the initial $2,000,000 debt financing agreement from Dakota Capital Fund LLC resulting in a debt discount of $93,600. The Company uses the effective interest method to record interest expense from the accretion of the debt discount and accretes the unamortized discount upon conversion which totaled $14,055 for the six months ended June 30, 2012. The estimated debt accretion is $15,150, $33,014 and $24,611 for years ending December 31, 2012, 2013 and 2014, respectively.

Investor Bridge Loan

On March 20, 2011, the Company entered into a three-month secured bridge financing agreement with individuals for $300,000 with and interest rate of twelve percent (12%). During the second quarter of 2012, the Company was loaned an additional $100,000 increasing the note to $400,000 due July 1, 2012. Subsequent to June 30, 2012, the note was repaid from a new secured $1,000,000 line of credit from these same individuals bearing an interest rate of 12 percent and repayable from current operations and debt proceeds from all E-Bond sales.

Capital Leases

Banc Leasing Inc., Included in property and equipment at June 30, 2012, the cost of the equipment was $611,000 and the accumulated amortization was $311,000. Amortization of assets under capital leases is included in depreciation expense. The equipment is the primary collateral securing the financing.

Advantage Leasing Inc., Included in vehicles at June 30 2012, the cost of the vehicles was $198,000 and the accumulated amortization was $37,000. Amortization of assets under capital leases is included in depreciation expense. The vehicles are the primary collateral securing the financing.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2012 (in thousands):

Year Ending December 31,
2012	$89
2013	201
2014	190
2015	19
Thereafter	–
Total minimum lease payments	499
Less amount representing interest	(68)
Present value of net minimum lease payments	431
Current maturities of capital lease obligations	(150)
Long-term portion of capital lease obligations	$281

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012
(Unaudited)

NOTE 9 - COMMITMENTS

Leases and License Agreements

For the six months ended June 30, 2012 and 2011, rental expenses of approximately $476,000 and $364,000, respectively, were incurred. The Company accounts for rent expense under leases that provide for escalating rentals over the related lease term on a straight-line method. The Company occupies office and tower facilities under several non-cancelable operating lease agreements expiring at various dates through December 2018, and requiring payment of property taxes, insurance, maintenance and utilities.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2012 were as follows (in thousands):

Year Ending December 31,	Amount
2012	$275
2013	439
2014	414
2015	401
2016	385
Thereafter	8
Total	$1,922

Banc Leasing Inc.

During August 2007, the Company entered into a contract with Banc Leasing Inc. to fund the Company’s US-Banknet System to provide up to $10 Million into equipment financing. The funding is provided only after a contract is signed with financial institution. Each funding is collateralize by the equipment and normally is repaid over a seven year period with interest established at the date of the inception of the lease. Each lease has a $1 buyout provision. The details of the capital lease are included in Note 8.

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

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012
(Unaudited)

Wireless Messaging Services Division (WMS)

WMS principally manufactures paging transmitter equipment, repairs and maintains paging infrastructure equipment and supplies high-power paging transmitters to the wireless messaging industry. All sales from external customers are located within the United States as well as certain international locations.

For the three and six months ended June 30, 2012 and 2011 (in thousands):

Three Months Ended June 30, 2012	EBI	WBS	ENS	WMS	Total Segment	ERF Corporate	Total Consolidated
Revenue	$1,022	$567	$86	$12	$1,687	$–	$1,687
Loss from continuing operations	74	(143)	(75)	–	(144)	(906)	(1,050)
Total assets	3,235	2,132	702	23	6,092	211	6,303
Capital expenditures	199	215	–	–	414	3	417
Depreciation and amortization	165	157	58	–	380	13	393

Three Months Ended June 30, 2011	EBI	WBS	ENS	WMS	Total Segment	ERF Corporate	Total Consolidated
Revenue	$642	$554	$114	$1	$1,311	$–	$1,311
Loss from continuing operations	53	(141)	(3)	(10)	(101)	(891)	(992)
Total assets	2,294	1,955	1,332	–	5,581	172	5,753
Capital expenditures	318	146	106	–	570	13	583
Depreciation and amortization	88	239	53	–	380	17	397

Six Months Ended June 30, 2012	EBI	WBS	ENS	WMS	Total Segment	ERF Corporate	Total Consolidated
Revenue	$2,035	$1,126	$151	$23	$3,335	$–	$3,335
Loss from continuing operations	234	(186)	(167)	(5)	(124)	(1,610)	(1,734)
Total assets	3,235	2,132	702	23	6,092	211	6,303
Capital expenditures	530	440	–	–	970	9	979
Depreciation and amortization	319	269	117	–	705	26	731

Six Months Ended June 30, 2011	EBI	WBS	ENS	WMS	Total Segment	ERF Corporate	Total Consolidated
Revenue	$1,178	$1,098	$161	$4	$2,441	$–	$2,441
Loss from continuing operations	87	(262)	(34)	(18)	(227)	(1,522)	(1,749)
Total assets	2,294	1,955	1,332	–	5,581	172	5,753
Capital expenditures	908	268	106	–	1,282	18	1,300
Depreciation and amortization	171	494	106	–	771	36	807

Reconciliation of Segment Assets to Total Assets	June 30, 2012	December 31, 2011
Total segment assets	$6,092	$5,161
Total corporate assets	211	1,289
Total assets	$6,303	$6,450

The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, accounting changes and non-recurring items.

For the six months ended June 30, 2012, two customers accounted for $1,211,000 and $524,000 of EBI revenues each.

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012
(Unaudited)

NOTE 11 - SUBSEQUENT EVENTS

Subsequent to June 30, 2012, the Company issued 332,896 shares of common stock for debt and conversion of preferred stock.

Subsequent to June 30, 2012, the Company entered into a new secured $1,000,000 line of credit bearing an interest rate of 12 percent and repayable from current operations and debt proceeds from all E-Bond sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the other sections of this quarterly report on Form 10-Q, including the financial statements.

OUR MARKETS AND BUSINESS STRATEGY

Historically, our revenues have been generated primarily from Internet and construction services. Our Internet revenues result from our offering of broadband and basic communications services to residential and enterprise customers. Our construction revenues result from the construction of bank networks and other services associated with providing wireless products and services to the regional banking industry. During the six months ended June 30, 2012, approximately 34% of our revenues were generated from internet services, 61% of our revenues were generated from providing broadband services to the energy industry and 5% of our revenues were generated from construction services. We expect that our internet services will continue to decline as a percentage of the total consolidated revenues in 2012 and that the most growth during fiscal 2012 will continue to come from devoting significant capital resources to developing the oil and gas market utilizing wireless services.

During the second quarter of fiscal 2012, the Company continued to make substantial progress with its strategic business plan as evidenced by the completion and announcement of numerous significant activities. These include:

•	The Company’s financial results reflect the Company’s continued focus on aggressively expanding our turnkey communications services to the oil and gas industry during a period of continued brisk oil and gas drilling activity in North America. These results include but are not limited to the following attributes:

	•	The Company reported overall consolidated revenues of $1,687,000 for the quarter ended June 30, 2012 as compared to $1,311,000 for the same prior year quarter ended June 30, 2011; an increase of $376,000 or 29%. The overall increase was comprised of a $380,000 increase in revenues in our oil and gas operations subsidiary, Energy Broadband, Inc. plus a combined increase of $24,000 from our wireless bundled services and wireless messaging services business units and a $28,000 decline in our enterprise network services.

	•	The Company’s Energy Broadband, Inc. subsidiary reported revenues of $1,022,000 for the quarter ended June 30, 2012 as compared to revenues of $642,000 for the same prior year quarter ended June 30, 2011; an increase of $380,000 or 59%.

	•	The Company reported Gross Profit of $746,000 for the quarter ended June 30, 2012 as compared to $501,000 for the same prior year quarter ended June 30, 2011; an increase of $245,000 or 49%. This 49% increase in Gross Profits on our 29% increase in revenues drove our overall gross margins to 44% for the quarter ended June 30, 2012 as compared to 38% for the same prior year quarter ended June 30, 2011. This 6% increase in our overall gross margins demonstrates continued solid performance against our number one business objective of growing high margin revenue while maintaining and strengthening our position as the largest terrestrial wireless provider to the oil and gas industry in North America.

	•	The Company reported a Consolidated Net Loss of $1,352,000 for the quarter ended June 30, 2012 as compared to a Consolidated Net Loss of $1,150,000 for the same prior quarter ended June 30, 2011.

	•	The Company reported an increase of $303,000 or 20% increase in Operating Expenses in the quarter ended June 30, 2012 as compared to the same prior year quarter ended June 30, 2011 to support the 29% increase in our consolidated revenues and our continued aggressive strategy to grow our Energy Broadband business unit.

	•	Lastly, the Company invested $199,000 in cash during the quarter ended June 30, 2012 for the purchase of assets in its Energy Broadband, Inc. subsidiary for the continued expansion of networks and infrastructure, including increasing its Mobile Broadband Trailer (“MBT”) fleet associated with the increased oil and gas business growth being experienced.

•	The Company announced the appointment of Mr. Tom Wiedebush as Chief Operating Officer (COO) to take over all of the day-to-day high-level operational management responsibilities previously conducted by its Chief Executive Officer. Mr. Wiedebush joined the ERF Board of Directors in December 2011 bringing more than 35 years of experience as a banking executive to ERF Wireless. Mr. Wiedebush's background includes serving as Chief Operating Officer of Stearns Financial Services, a $1 billion diversified financial organization, and as Group Executive - Western Region of Marquette Banks, a $6 billion bank with operations in eight states.

•	The Company announced that it has recently initiated expansion of its existing terrestrial broadband networks through a combination of construction and contractual agreements into major oil and gas drilling areas in the states of Kansas, Nebraska and Montana; allowing our Energy Broadband subsidiary to meet the communications needs of existing Fortune 200 customers increased drilling in these markets. Additionally, the Company is in the process of building a new terrestrial broadband network in the Bakken Shale area of North Dakota as well as has significantly expanded its existing networks in Texas, New Mexico and Oklahoma.

•	The Company announced that it has recently integrated several additions into the communications services that Energy Broadband provides its oil and gas customers in remote locations throughout North America; including wide acceptance of a wireless Intercom system produced by Energy Broadband that provides all of the on-site drilling personnel with a local wireless telephone communication system to their respective trailers and the rig floor. Additionally, Energy Broadband provides voice services to the outside world via VoIP technology that now includes E911 service in many areas.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2012, COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2011

The following table sets forth summarized consolidated financial information for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Total sales	$1,687	$1,311	$376	29%	$3,335	$2,441	$894	37%
Cost of goods sold	941	810	131	16%	1,770	1,533	237	15%
Gross profit	746	501	245	49%	1,565	908	657	72%
Percent of total sales	44%	38%	47%	37%
Operating expenses	1,796	1,493	303	20%	3,299	2,657	642	24%
Loss from operations	(1,050)	(992)	(58)	6%	(1,734)	(1,749)	15	-1%
Other income/(expense)	(302)	(158)	(144)	91%	(578)	836	(1,414)	-169%
Loss from continuing operations	(1,352)	(1,150)	(202)	-18%	(2,312)	(913)	(1,399)	-153%
Loss from discontinued operations	–	–	–	0%	–	(78)	78	100%
Net income attributable to noncontrolling interest	(3)	–	(3)	100%	(8)	–	(8)	100%
Other comprehensive loss	(2)	(8)	6	-75%	(6)	(3)	(3)	100%
Total comprehensive (loss)	$(1,357)	$(1,158)	$(199)	17%	$(2,326)	$(994)	$(1,332)	134%

For the three months ended June 30, 2012, the Company's business operations reflected an increase in sales for Energy Broadband, Inc. (“EBI”), Wireless Bundled Services (“WBS”), Wireless Messaging Services (“WMS”) and offset with a decrease in Enterprise Network Services (“ENS”). For the three months ended June 30, 2012, the Company's consolidated operations generated net sales of $1,687,000 compared to prior-year net sales of $1,311,000 for the quarter ended June 30, 2011. The $376,000 increase in net sales is primarily attributable to $380,000 increased sales in EBI from deployment of our Mobile Broadband Trailers (MBT’s) in the oil and gas regions, $13,000 increased sales in WBS, $11,000 increased sales in WMS and offset with a $28,000 decreased sales in ENS. Service sales increased $446,000 and product sales decreased $70,000. For the three months ended June 30, 2012, the Company had a gross profit margin of 44%, compared to a gross profit margin 38% for the prior year. The $245,000 increase in gross profit margin is primarily attributed to the following factors; (i) approximately $188,000 increase in gross margin in EBI attributable to increased sales associated with deployment of MBT’s in oil and gas regions, (ii) $61,000 increase in gross margins in WBS primarily related to decrease third party service cost, $2,000 increase in gross margin in WMS and (iii) offset with a $6,000 decrease in gross margins in ENS.

For the six months ended June 30, 2012, the Company's business operations reflected an increase in sales for EBI, WBS, WMS and offset with a decrease in ENS. For the six months ended June 30, 2012, the Company's consolidated operations generated net sales of $3,335,000 compared to prior-year net sales of $2,441,000 for the six months ended June 30, 2011. The $894,000 increase in net sales is primarily attributable to $857,000 increased sales in EBI from deployment of our Mobile Broadband Trailers (MBT’s) in the oil and gas regions, $28,000 increased sales in WBS, $19,000 increased sales in WMS and offset with a $10,000 decreased sales in ENS. Service sales increased $977,000 and product sales decreased $83,000. For the six months ended June 30, 2012, the Company had a gross profit margin of 47%, compared to a gross profit margin 37% for the prior year. The $657,000 increase in gross profit margin is primarily attributed to the following factors; (i) approximately $440,000 increase in gross margin in EBI attributable to increased sales associated with deployment of MBT’s in oil and gas regions, (ii) $223,000 increase in gross margins in WBS primarily related to decrease third party service cost, $2,000 increase in gross margin in WMS and (iii) offset with a $8,000 decrease in gross margins in ENS.

The Company incurred a total comprehensive net loss of $2,326,000 for the six months ended June 30, 2012, compared to a comprehensive net loss of $994,000 from the six months ended June 30, 2011. The Company's principal components of the total comprehensive loss for the six months ended June 30, 2012 included approximately $731,000 in depreciation expenses, $679,000 of interest expense, $577,000 of other general and administrative expense, $1,855,000 in employment expenses and $561,000 in professional services expense.

SALES INFORMATION

Set forth below is tables presenting summarized sales information for our business segments for the three and six months ended June 30, 2012 and 2011:

($ in thousands)	Three Months Ended June 30,
Business Segment	2012	% of Total	2011	% of Total	$ Change	% Change
Energy Broadband, Inc.	$1,022	60%	$642	49%	$380	59%
Wireless Bundled Services	567	34%	554	42%	13	2%
Enterprise Network Services	86	5%	114	9%	(28)	-25%
Wireless Messaging Services	12	1%	1	0%	11	1100%
Total Sales	$1,687	100%	$1,311	100%	$376	29%

($ in thousands)	Six Months Ended June 30,
Business Segment	2012	% of Total	2011	% of Total	$ Change	% Change
Energy Broadband, Inc.	$2,035	61%	1,178	48%	$857	73%
Wireless Bundled Services	1,126	34%	1,098	45%	28	3%
Enterprise Network Services	151	4%	161	7%	(10)	-6%
Wireless Messaging Services	23	1%	4	0%	19	475%
Total Sales	$3,335	100%	$2,441	100%	$894	37%

For the three months ended June 30, 2012, net sales increased to $1,687,000 from $1,311,000 for the three months ended June 30, 2011. The overall increase of 29% was attributable to increased sales of $380,000 of Energy Broadband, Inc., increased sales of $13,000 of Wireless Bundled Services, increased sales in Wireless Messaging Services of $11,000, offset with decreased sales in Enterprise Network Services of $28,000. The $376,000 increase in net sales is primarily attributable to $380,000 increased sales in EBI are from deployment of our Mobile Broadband Trailers (MBT’s) in the oil and gas regions.

For the six months ended June 30, 2012, net sales increased to $3,335,000 from $2,441,000 for the six months ended June 30, 2011. The overall increase of 37% was attributable to increased sales of $857,000 of Energy Broadband, Inc., increased sales of $28,000 of Wireless Bundled Services, increased sales in Wireless Messaging Services of $19,000, offset with decreased sales in Enterprise Network Services of $10,000. The $894,000 increase in net sales is primarily attributable to $857,000 increased sales in EBI are from deployment of our Mobile Broadband Trailers (MBT’s) in the oil and gas regions.

COST OF GOODS SOLD

The following tables set forth summarized cost of goods sold information for the three months ended June 30, 2012 and 2011:

($ in thousands)	Three Months Ended June 30,
Business Segment	2012	% of Total	2011	% of Total	$ Change	% Change
Energy Broadband, Inc.	$558	59%	$365	45%	$193	53%
Wireless Bundled Services	286	30%	333	41%	(47)	-14%
Enterprise Network Services	89	10%	112	14%	(23)	-21%
Wireless Messaging Services	8	1%	–	0%	8	800%
Total cost of sales	$941	100%	$810	100%	$131	16%

	Three Months Ended June 30,
($ in thousands)	2012	2011	$ Change	% Change

Products and integration service	$430	$352	$78	22%
Rent and maintenance	173	124	49	40%
Depreciation	338	334	4	1%
Total cost of sales	$941	$810	$131	16%

For the three months ended June 30, 2012, cost of goods sold increased by $131,000, or 16%, to $941,000 from $810,000 as compared to the three months ended June 30, 2011. The increase of $131,000 in cost of goods sold is primarily attributable to an increased cost of $193,000 in EBI due to increased depreciation and tower rents for deployment of our Mobile Broadband Trailers (MBT’s) in oil and gas regions, increased cost in WMS of $8,000, offset with decreased cost in WBS of $47,000 due to a decreasing third party services and depreciation and a decreased cost $23,000 in ENS.

The following tables set forth summarized cost of goods sold information for the six months ended June 30, 2012 and 2011:

($ in thousands)	Six Months Ended June 30,
Business Segment	2012	% of Total	2011	% of Total	$ Change	% Change
Energy Broadband, Inc.	$1,104	62%	$686	45%	$418	61%
Wireless Bundled Services	466	26%	660	43%	(194)	-29%
Enterprise Network Services	185	11%	187	12%	(2)	-1%
Wireless Messaging Services	15	1%	–	0%	15	1500%
Total cost of sales	$1,770	100%	$1,533	100%	$237	15%

	Six Months Ended June 30,
($ in thousands)	2012	2011	$ Change	% Change

Products and integration service	$846	$657	$189	29%
Rent and maintenance	300	200	100	50%
Depreciation	624	676	(52)	-8%
Total cost of sales	$1,770	$1,533	$237	15%

For the six months ended June 30, 2012, cost of goods sold increased by $237,000, or 15%, to $1,770,000 from $1,533,000 as compared to the six months ended June 30, 2011. The increase of $237,000 in cost of goods sold is primarily attributable to an increased cost of $418,000 in EBI due to increased depreciation and tower rents for deployment of our Mobile Broadband Trailers (MBT’s) in oil and gas regions, increased cost in WMS of $15,000, offset with decreased cost in WBS of $194,000 due to a decreasing third party services and depreciation and a decreased cost $2,000 in ENS.

OPERATING EXPENSES

The following table sets forth summarized operating expense information for the three months and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change

Employment expenses	$1,013	$746	$267	36%	$1,855	$1,332	$523	39%
Professional services	336	318	18	6%	561	526	35	7%
Rent and maintenance	95	117	(22)	-19%	199	192	7	4%
Depreciation	55	62	(7)	-11%	107	131	(24)	-18%
Other general and administrative	297	250	47	19%	577	476	101	21%
Total operating expenses	$1,796	$1,493	$303	20%	$3,299	$2,657	$642	24%

For the three months ended June 30, 2012, operating expenses increased by 20% to $1,796,000, as compared to $1,493,000 for the three months ended June 30, 2011. The increases that occurred, as evidenced by the immediately preceding table, are discussed below:

•	A $267,000 increase in employment expense. The increase is attributable to increased employee headcount to 68 at June 30, 2012 from 51 at June 30, 2011;

•	A $18,000 increase in professional services;

•	A $22,000 decrease in rent and maintenance; The decrease rent was due to consolidation of operations

•	A $7,000 decrease in depreciation; and

•	A $47,000 increase in other general and administrative expense. The increase was attributable to travel, utility and transportation cost.

For the six months ended June 30, 2012, operating expenses increased by 24% to $3,299,000, as compared to $2,657,000 for the six months ended June 30, 2011. The increases that occurred, as evidenced by the immediately preceding table, are discussed below:

•	A $523,000 increase in employment expense. The increase is attributable to increased employee headcount to 68 at June 30, 2012 from 51 at June 30, 2011;

•	A $35,000 increase in professional services;

•	A $7,000 increase in rent and maintenance;

•	A $24,000 decrease in depreciation. The decrease is primarily due to fully depreciated assets; and

•	A $101,000 increase in other general and administrative expense. The increase was attributable to travel, utility and transportation cost.

OTHER (INCOME) EXPENSE, NET

For the three months ended June 30, 2012, the increase in other expense is primarily attributable to an increase in our interest expense, net on debt obligations totaling $320,000 and offset with a increase in our net derivative income of $18,000 as compared to interest expense, net of $165,000 offset with derivative income of $7,000 for the three months ended June 30, 2011. The derivative expense/income represents the net unrealized (non-cash) charge during the three months ended June 30, 2012 and 2011, in the fair value of our derivative instrument liabilities related to warrants and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately.

For the six months ended June 30, 2012, the increase in other expense is primarily attributable to an increase in our interest expense, net on debt obligations totaling $679,000 and offset with a increase in our net derivative income of $101,000 as compared to interest expense, net of $360,000 offset with derivative income of $13,000 and a gain on sale of assets of $1,183,000 for the six months ended June 30, 2011. The derivative expense/income represents the net unrealized (non-cash) charge during the six months ended June 30, 2012 and 2011, in the fair value of our derivative instrument liabilities related to warrants and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately.

COMPREHENSIVE LOSS

For the six months ended June 30, 2012, our total comprehensive loss was $2,326,000 compared to comprehensive loss of $994,000 for the six months ended June 30, 2011. The increased comprehensive loss for the six months ended June 30, 2012, as compared to the comprehensive loss for six months ended June 30, 2011 is primarily attributable to the factors describe in the preceding tables.

CASH FLOWS

The Company's operating activities decreased net cash used by operating activities to $651,000 in the six months ended June 30, 2012, compared to net cash used of $1,276,000 in the six months ended June 30, 2011. The decrease in net cash used by operating activities was primarily attributable to an increase in accounts payable and accrued liabilities compared to prior year.

The Company's investing activities used net cash of $875,000 in the six months ended June 30, 2012, compared to net cash provided of $1,381,000 in the six months ended June 30, 2011. The decrease in cash provided by investing activities is primarily attributable to the expansion of oil and gas networks to utilize our MBTs to provide service to our customers and the cash received from the sale of non-core assets of our North and Central Texas network during the February 2011.

The Company's financing activities provided net cash of $1,084,000 in the six months ended June 30, 2012, compared to $40,000 of cash used in the six months ended June 30, 2011. The cash provided in the three months ended June 30, 2012, was primarily associated with proceeds from debt financing and the line of credit, net.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2012, the Company's current assets totaled $1,783,000 (including cash and cash equivalents of $149,000); total current liabilities were $3,587,000, resulting in negative working capital of $1,804,000. The Company has funded operations to date primarily through a combination of utilizing cash on hand, borrowings and raising additional capital through the sale of its securities. The Company’s operation for the six months ended June 30, 2012, was primarily funded by proceeds from the Company's line of credit, net totaling $319,000, debt of $400,000 and convertible debt financing of $445,000.

CURRENT DEBT FACILITY

In June 2010, the Company increased its unsecured revolving credit facility with Angus Capital Partners a related party from $10.5 million to $12.0 million maturing December 31, 2013. At June 30, 2012, the Company had approximately $8,123,000 available on a $12.0 million unsecured revolving credit facility with Angus Capital Partners, with an outstanding balance of $3,877,000. The terms of the unsecured revolving credit facility will allow us to draw upon the facility as financing requirements dictate and provides for quarterly interest payments at an annual 12% rate. The loan may be prepaid without penalty or repaid at maturity.

In November 2011, the Company signed a debt financing agreement with Dakota Capital Fund LLC of Sioux Falls, South Dakota, for financing of up to $3,000,000. At June 30, 2012, the Company had approximately $1,000,000 available on a $3.0 million secured equipment credit facility with Dakota Capital Fund LLC, with an outstanding balance of $2,000,000. The terms of the secured credit facility will allow ERF to draw upon the facility for equipment purchases provided that the Company has submitted an advance request with acceptable and sufficient information of assets to be purchased. The payment terms are $178,031 per quarter including interest, at an annual rate of 18% plus 10% of positive operational cash flow as determined from the Company’s publically filed 10Q’s and 10K’s for repayment of additional principal beginning July 1, 2012.

ISSUANCE OF COMMON STOCK

During the three months ended June 30, 2012, we issued to various accredited investors (i) 648,054 shares for services rendered and debt conversions. We relied on Section 4(2) of the Securities Act in effecting these transactions. During the six months ended June 30, 2012, we issued 81,501 shares of common stock to employees and business consultants, for aggregate consideration of $140,458 of services rendered, pursuant to a registration statement on form S-8.

During the six months ended June 30, 2012, we issued to various accredited investors (i) 922,599 shares for services rendered and debt conversions, and (ii) 70,000 shares upon conversion of Series A Preferred Stock. We relied on Section 4(2) of the Securities Act in effecting these transactions. During the six months ended June 30, 2012, we issued 81,501 shares of common stock to employees and business consultants, for aggregate consideration of $140,458 of services rendered, pursuant to a registration statement on form S-8.

Subsequent to June 30, 2012, the Company entered into a new secured $1,000,000 line of credit bearing an interest rate of 12 percent and repayable from current operations and debt proceeds from all E-Bond sales.

USE OF WORKING CAPITAL

We believe our cash and available credit facilities afford us adequate liquidity for the balance through June 30, 2013. We anticipate that we will need additional capital in the future to continue to expand our business operations, which expenditures may include acquisitions and capital expenditures. We have historically financed our operations through private equity and debt financings. We do not have any commitments for significant equity funding at this time, and additional funding may not be available to us on favorable terms, if at all. As such there is no assurance that we can raise additional capital from external sources, the failure of which could cause us to curtail operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2012, the Company did not have any significant off-balance-sheet arrangements other than certain office and tower facility operating leases requiring minimal commitments under non-cancelable leases disclosed in the 10K.

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

During 2011, the Company and Schlumberger were unable to resolve these financial issues regarding 2009 exclusive reseller agreement through mediation and the Company has availed itself of binding arbitration as mandated in the contract. The binding arbitration process has been initiated in 2011 and has continued in 2012.

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

Common Stock Issued for Debt Conversions, Interest and Services

In April 2012, 256,494 shares of common stock at average price of $1.56 were issued for LOC and interest conversions.

In May 2012, 102,854 shares of common stock at average price of $0.97 were issued for LOC, interest and debt conversions.

In June 2012, 266,706 shares of common stock at average price of $1.38 were issued for LOC, interest, debt conversions and services.

ITEM 3. DEFAULT IN SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 31	Certification of Chief Executive officer and Chief Financial officer pursuant to Rules 13a-14 (a) and 15d-14 (a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

*Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period granted for the first quarterly period in which detailed footnote tagging is required.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ERF Wireless, Inc.

Date: August 17, 2012	By:	/s/ H. Dean Cubley
H. Dean Cubley Chief Executive Officer

