Form 10-Q
period 2012-09-30
ERF Wireless, Inc.
filed 2012-11-14
CIK 1020646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 4,418,165 common shares issued and outstanding as of November 14, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ERF WIRELESS, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2012, AND DECEMBER 31, 2011
($ in thousands except share data)

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$71	$591
Securities held for resale	–	7
Accounts receivable, net	891	596
Accounts receivable, other	468	310
Inventories	385	358
Prepaid expenses and other current assets	84	285
Total current assets	1,899	2,147

Property and equipment
Property and equipment	11,388	9,932
Less: accumulated depreciation	(7,043)	(5,868)
Net property and equipment	4,345	4,064

Goodwill	176	176
Other assets	33	63
Total assets	$6,453	$6,450

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Notes payable and current portion of long-term debt	$1,248	$259
Current portion of long-term capital leases	164	126
Accounts payable	854	694
Accrued expenses	921	661
Derivative liabilities	686	27
Deferred liability and revenue	233	210
Total current liabilities	4,106	1,977

Line of credit (LOC)	3,527	4,592
Long-term debt, net of current portion	1,507	1,667
Long-term capital leases, net of current portion	261	305
Total liabilities	9,401	8,541

Commitments

Shareholders’ deficit:
Preferred stock - $0.001 par value, 25,000,000 authorized Series A designated 10,000,000 shares Issued and outstanding at September 30, 2012 and December 31, 2011, 8,626,982 and 8,578,887, respectively	9	9
Common stock - $0.001 par value Authorized 975,000,000 shares Issued and outstanding at September 30, 2012 and December 31, 2011, 4,051,181 and 2,160,996, respectively	4	2
Additional paid in capital	51,917	49,121
Accumulated deficit	(54,970)	(51,198)
Accumulated other comprehensive loss	(32)	(25)
Total ERF wireless, Inc. shareholders’ deficit	(3,072)	(2,091)
Non-controlling interest	124	–
Total shareholders’ deficit	(2,948)	(2,091)

Total liabilities and shareholders' deficit	$6,453	$6,450

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Unaudited)
($ in thousands except loss per share)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011

Sales:
Products	$6	$36	$49	$162
Services	2,002	1,295	5,294	3,610
Total sales	2,008	1,331	5,343	3,772

Costs of goods sold:
Products and integration services	448	566	1,399	1,223
Rent, repairs and maintenance	194	114	495	314
Depreciation	389	353	1,013	1,030
Total costs of goods sold	1,031	1,033	2,907	2,567
Gross profit	977	298	2,436	1,205
Operating expenses:
Selling, general and administrative	1,917	1,373	5,003	3,897
Depreciation and amortization	54	61	161	193
Total operating expenses	1,971	1,434	5,164	4,090
Operating loss from continuing operations	(994)	(1,136)	(2,728)	(2,885)
Other income (expense):
Interest expense, net	(472)	(194)	(1,151)	(560)
Gain on sale of assets	–	2	–	1,192
Derivative income (loss)	23	(11)	124	2
Total other (expense) income	(449)	(203)	(1,027)	634
(Loss) from continuing operations	(1,443)	(1,339)	(3,755)	(2,251)
Loss from discontinued operations	–	–	–	(78)
Consolidated net (loss)	(1,443)	(1,339)	(3,755)	(2,329)

Net income attributable to non-controlling interest	(9)	–	(17)	–
Net (loss) attributable to ERF Wireless, Inc.	(1,452)	(1,339)	(3,772)	(2,329)
Other comprehensive (loss):
Unrealized (loss) on securities held for resale	(1)	(9)	(7)	(12)
Total other comprehensive (loss)	(1)	(9)	(7)	(12)
Total comprehensive (loss)	$(1,453)	$(1,348)	$(3,779)	$(2,341)
Basic (loss) per common share:
(Loss) from continuing operations	$(0.39)	$(0.89)	$(1.25)	$(1.94)
(Loss) from discontinued operations	$–	$–	$–	$(0.07)
Net (loss)	$(0.39)	$(0.89)	$(1.25)	$(2.01)

Diluted (loss) per common share:
(Loss) from continuing operations	$(0.39)	$(0.89)	$(1.25)	$(1.94)
(Loss) from discontinued operations	$–	$–	$–	$(0.07)
Net (loss)	$(0.39)	$(0.89)	$(1.25)	$(2.01)

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Unaudited)
($ in thousands)

	2012	2011

Cash flows from operating activities
(Loss) from continuing operations	$(3,755)	$(2,251)
(Loss) from discontinued operations	–	(78)
Net (loss)	(3,755)	(2,329)

Adjustments to reconcile net (loss) to net cash used by operating activities:
Gain on sale of assets	–	(1,183)
Amortization of debt discount	193	1
Depreciation and amortization	1,174	1,277
Stock issued for services rendered, interest and compensation	479	1,282
Derivative income	(124)	(2)
Bad debt expense	7	–
Changes in:
Accounts receivable, net	(302)	(61)
Accounts receivable, other	(158)	215
Inventories	(27)	(97)
Prepaid expenses and other current assets	202	34
Accounts payable	160	(11)
Accrued expenses	728	(485)
Deferred liability and revenue	23	(273)
Total adjustment	2,355	697
Net cash used by operating activities	(1,400)	(1,632)

Cash flows from investing activities
Purchase of property and equipment	(1,196)	(1,616)
Proceeds from sale of assets	–	2,707
Change in other assets	30	(6)
Net cash (used by) provided by investing activities	(1,166)	1,085

Cash flows from financing activities
Net proceeds from line of credit	662	1,224
Proceeds from long-term debt obligations	2,298	350
Payment of long-term debt obligations	(801)	(376)
Payment on capital lease obligations	(113)	(385)
Net cash provided by financing activities	2,046	813

Net change in cash and cash equivalents	(520)	266
Cash and cash equivalents at the beginning of the period	591	43
Cash and cash equivalents at the end of the period	$71	$309

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest	$309	$88
Income taxes	$–	$–

Supplemental non-cash investing and financing activities:
Conversion of debt through issuance of common stock	$231	$190
Conversion of preferred stock to common stock	$70	$–
Conversion of LOC and interest through issuance of preferred stock	$124	$350
Conversion of LOC and interest through issuance of common stock	$1,964	$2,179
Unrealized (loss) on securities held for resale	$(7)	$(12)
Transfer of subsidiary equity to non-controlling interest	$107	$–
Property and equipment financed with debt and capital leases	$260	$–

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
FOR THE PERIODS ENDED SEPTEMBER 30, 2012 AND DECEMBER 31, 2011
($ in thousands)

					Additional		Accumulated	Non-	Total
	Common Stock		Preferred Stock		Paid in	Accumulated	Comprehensive	controlling	Shareholders’
	Shares	Value	Shares	Value	Capital	Deficit	Income	Interest	Deficit
Total shareholders’ deficit as of December 31, 2010	785	$1	4,613	$5	$45,091	$(47,819)	$–	$–	$(2,722)
Net loss	–	–	–	–	–	(3,379)	–	–	(3,379)
New stock issued to shareholders:
Conversion of preferred stock to common stock	441	–	(1,404)	(1)	1	–	–	–	–
For services, compensation and interest	203	–	–	–	1,023	–	–	–	1,023
For retirement of debt	88	–	–	–	369	–	–	–	369
Conversion of LOC and interest to preferred stock	–	–	5,370	5	392	–	–	–	397
Conversion of LOC and interest to common stock	644	1	–	–	2,378	–	–	–	2,379
Dividend declared	–	–	–	–	(133)	–	–	–	(133)
Unrealized loss on Securities held for resale	–	–	–	–	–	–	(25)	–	(25)
Total shareholders’ deficit as of December 31, 2011	2,161	2	8,579	9	49,121	(51,198)	(25)	–	(2,091)
Net loss	–	–	–	–	–	(3,772)	–	17	(3,755)
New stock issued to shareholders:
Conversion of preferred stock to common stock	70	–	(70)	–	–	–	–	–	–
For services, compensation, interest and prepaids	305	–	–	–	479	–	–	–	479
For retirement of debt	126	–	–	–	231	–	–	–	231
Conversion of LOC and interest to preferred stock	–	–	118	–	124	–	–	–	124
Conversion of LOC and interest to common stock	1,389	2	–	–	1,962	–	–	–	1,964
Transfer of Subsidiary equity to non-controlling interest	–	–	–	–	–	–	–	107	107
Unrealized loss on Securities held for resale	–	–	–	–	–	–	(7)	–	(7)
Total shareholders’ deficit as of September 30, 2012 (unaudited)	4,051	$4	8,627	$9	$51,917	$(54,970)	$(32)	$124	$(2,948)

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Nature of the Company

ERF Wireless, Inc. (“Company” or “ERF Wireless”) provides critical infrastructure wireless broadband communications products and services to a broad spectrum of customers in primarily rural oil and gas exploration areas of North America. We also provide high quality broadband services and critical communications services to residential, oil and gas, educational, health care, and regional banks in rural areas utilizing our Company owned and operated wireless networks. As a total comprehensive solutions provider we offer a wide array of critical communications services including high speed broadband, voice over Internet Protocol (VOIP) telephone and facsimile service, and video security.

Historically, our revenues have been generated primarily from wireless internet and network construction services. Our Internet revenues have resulted from our offering of broadband and basic communications services to residential and enterprise customers. Our construction revenues typically have consisted of revenues generated from the construction of bank, educational, and healthcare networks and other services associated with providing wireless products and services to the regional banking, educational and healthcare industries.

Our internet revenues are recorded in “ERF Wireless Bundled Services, Inc. (WBS)”, revenues from construction of bank, healthcare and educational networks in our “ERF Enterprise Network Services, Inc. (ENS)” revenues from other construction are recorded in “ERF Wireless Messaging Services, Inc. (WMS)” and wireless broadband products and services to rural oil and gas locations are recorded in “Energy Broadband, Inc. (EBI)”. Please refer to segment footnote 10 for additional information regarding segment operations.

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

Non-controlling Interest

Non-controlling interest in our majority owned subsidiary EBI, is included in the equity section of the consolidated balance sheets. Non-controlling interest represents 3.63% of the equity of EBI and any transfer of value from ERF to non-controlling interest holders. Non-controlling interest is adjusted for the non-controlling interest holders’ proportionate share of the earnings or losses of EBI. Any excess losses applicable to the non-controlling interests have been and are borne by the Company as there is no obligation of the non-controlling interests to fund any losses in excess of their original investment. There is also no obligation or commitment on the part of the Company to fund operating losses of any subsidiary whether wholly-owned or majority-owned.

Reclassification

Certain amounts in the 2011 financial statements have been reclassified to conform to the 2012 financial presentation. These reclassifications have no impact on the total comprehensive loss.

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012
(Unaudited)

Inventories

Inventories are valued at the lower of cost or market. The cost is determined by using the average cost method. Inventories consist of the following items as of September 30, 2012 and December 31, 2011, in thousands:

	September 30,	December 31,
	2012	2011
Raw material	$46	$44
Work in process	107	116
Finished goods	232	198
	$385	$358

Management does not anticipate that the recently issued but not yet effective accounting pronouncements will materially impact the Company’s financial condition.

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable consists of the following (in thousands):

	September 30,	December 31,
	2012	2011
Accounts receivable	$928	$628
Allowance for doubtful accounts	(37)	(32)
Accounts receivable, net	$891	$596

NOTE 3 - DEBT CONVERSION

(a) Line of Credit

During the nine months ended September 30, 2012, the Company issued 1,388,166 shares of its Common Stock (as defined below) for the settlement of $1,602,813 of principal and $361,187 of accrued interest for a total principal and interest amount of $1,964,000 owed to Angus Capital Partners. The Company issued Common Stock at an average price of $1.41 per share calculated based on the closing price the day the debt was settled. See Note 8 for additional information on this facility.

Additionally during nine months ended September 30, 2012, the Company issued 118,095 shares of its Series A Preferred Stock (as define below) to Angus Capital for the settlement of principal amount of $124,000 of debt. The Company issued Series Preferred A Stock at an average price of $1.05 per share calculated based on the closing price of the Common Stock the day the debt was settled.

Under current accounting standards ASC 470-50-40-2 the extinguishment of related party debt for equity securities is considered a capital transaction and, accordingly, no gain or loss on the extinguishment is recognized in the statement of operations. If this was not a related party transaction a gain of $10,850 would have been recognized for the nine months ended September 30, 2012.

(b) Other Debt

During the nine months ended September 30, 2012, the Company issued 126,433 shares of its Common Stock for the settlement of principal amount of $231,000 of debt. The Company issued Common Stock at an average price of $1.83 per share calculated based on the closing price the day the debt was settled.

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012
(Unaudited)

NOTE 4 - COMMON STOCK AND PREFERRED STOCK

The total number of shares of stock of all classes which the Company shall have the authority to issue is 1,000,000,000, of which 25,000,000 shall be shares of preferred stock with a par value of $0.001 per share ("Preferred Stock"), and 975,000,000 shall be shares of common stock with a par value of $0.001 per share ("Common Stock").

Common Stock

As of September 30, 2012, there were 4,051,181 shares of its Common Stock issued and outstanding.

During the nine months ended September 30, 2012, the Company issued 1,820,185 shares of Common Stock which was valued at the closing market price on the date of issuance of such shares, which were issued in lieu of cash as payment for the following (in thousands):

September 30, 2012	Supplemental Non-Cash Disclosure
Professional fees	$114
Services and compensation	270
Other services rendered	95
Total for services, and compensation	$479
Notes payable	$231
Line of credit and interest	$1,964

Preferred Stock

The Company has 25,000,000 shares of Preferred Stock authorized of which 10,000,000 shares had been designated as Series A Preferred Stock (“Series A Preferred Stock”). There were 8,626,982 and 8,578,887 shares of Series A Preferred Shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively. With respect to the Series A Preferred Stock outstanding at September 30, 2012, the Company would be required to issue 8,626,982 shares of its Common Stock upon conversion. During the nine months ended September 30, 2012, 70,000 Series A Preferred Stock was converted into 70,000 shares of Common Stock.

ERF Wireless, Inc Distribution of EBI Equities to Non-controlling Interest

As of September 30, 2012, the Company had issued 725,611 shares of EBI as a stock dividend and three year warrant expiring December 31, 2014, to purchase 725,611 shares of EBI Common Stock at an exercise price of $4.00 per share and three year warrant expiring December 31, 2014, to purchase 725,611 shares of EBI Common Stock at an exercise price of $6.00; such issuances are valued at $107,000.

NOTE 5 - STOCK PLAN

In April 2012, the Board of directors adopted a non-qualified stock option plan whereby 250,000 shares were reserved for issuance. As of September 30, 2012 under the plan, 185,796 shares of Common Stock were issued and outstanding to certain employees and consultants for services rendered. This plan is for key employees, officers, directors, and consultants of ERF Wireless, Inc.

Non-Qualified Stock Option Plan, April 2012	2012
Plan
Shares initially reserved	250,000
Shares issued during 2012	185,796
Remaining shares available to be issued at September 30, 2012	64,204
Shares issued and outstanding as of September 30, 2012	185,796

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012
(Unaudited)

NOTE 6 - EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share of Common Stock (in thousands, except per share amount):

	For the three months ended September 30, 2012
	Net loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Loss from continuing operations	$(1,443)	3,718	$(0.39)
Loss attributable to non-controlling interest	$(9)	3,718	$–
Net loss attributable to ERF Wireless, Inc.	$(1,452)	3,718	$(0.39)
Diluted EPS:
Effect of dilutive securities	–	–	–
Loss from continuing operations	$(1,443)	3,718	$(0.39)
Loss attributable to non-controlling interest	$(9)	3,718	$–
Net loss attributable to ERF Wireless, Inc.	$(1,452)	3,718	$(0.39)

	For the three months ended September 30, 2011
	Net loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Loss from continuing operations	$(1,339)	1,504	$(0.89)
Loss from discontinued operations	$–	1,504	$–
Net loss attributable to ERF Wireless, Inc.	$(1,339)	1,504	$(0.89)
Diluted EPS:
Effect of dilutive securities	–	–	–
Loss from continuing operations	$(1,339)	1,504	$(0.89)
Loss from discontinued operations	$–	1,504	$–
Net loss attributable to ERF Wireless, Inc.	$(1,339)	1,504	$(0.89)

	For the nine months ended September 30, 2012
	Net loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Loss from continuing operations	$(3,755)	3,008	$(1.25)
Loss attributable to non-controlling interest	$(17)	3,008	$(0.01)
Net loss attributable to ERF Wireless, Inc.	$(3,772)	3,008	$(1.25)
Diluted EPS:
Effect of dilutive securities	–	–	–
Loss from continuing operations	$(3,755)	3,008	$(1.25)
Loss attributable to non-controlling interest	$(17)	3,008	$(0.01)
Net loss attributable to ERF Wireless, Inc.	$(3,772)	3,008	$(1.25)

	For the nine months ended September 30, 2011
	Net loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Loss from continuing operations	$(2,251)	1,161	$(1.94)
Loss from discontinued operations	$(78)	1,161	$(0.07)
Net loss attributable to ERF Wireless, Inc.	$(2,329)	1,161	$(2.01)
Diluted EPS:
Effect of dilutive securities	–	–	–
Loss from continuing operations	$(2,251)	1,161	$(1.94)
Loss from discontinued operations	$(78)	1,161	$(0.07)
Net loss attributable to ERF Wireless, Inc.	$(2,329)	1,161	$(2.01)

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012
(Unaudited)

For the nine months ended September 30, 2012, dilutive securities existed. Diluted earnings per share reflect the potential dilution of security that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities.

The calculation of diluted earnings per share for the nine months ended September 30, 2012 does not include 653,279 shares of Common Stock underlying the Bonds (as define below); and 8,626,982 shares of Common Stock underlying the Series A Preferred Stock, due to their anti-dilutive effect.

NOTE 7 - MAJOR CUSTOMERS

The Company had gross sales of approximately $5,343,000 and $3,772,000 for the nine months ended September 30, 2012 and 2011, respectively. The Company had two customers that met the required disclosure of 10% that represented 41% and 15% of the gross sales during the nine months ended September 30, 2012. Additionally the Company had one customer that met the required disclosure of 10% that represented 37% of the gross sales during the nine months ended September 30, 2011.

NOTE 8 - NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASES

Notes payable, long-term debts and capital leases consist of the following as of September 30, 2012 (in thousands):

	Terms	Maturity Date	Interest Rate	Gross Balance	Debt Discount	Balance
Banc leasing, Inc.	$10,660 / Month including interest	January-15	11.62%	$252	$–	$252
Advantage leasing associates	$7,186 / Month including interest	Various	Various	173	–	173
MP Nexlevel LLC	$7,043 / Month including interest	May-14	10.00%	129	–	129
Investor financing	$620,000 / Lump sum payment including interest	November-12	12.00%	620	–	620
Dakota capital equipment financing	$178,031 / Quarterly including interest	March-16	18.00%	1,912	65	1,847
E-bond investor notes	3 years/ Semiannual interest (See below)	Various	7.50%	797	638	159
Line of credit	2 years/ Quarterly interest (See below)	December-13	12.00%	3,527	–	3,527
Total debt				$7,410	$703	6,707
Less current maturities						(1,412)
Long-term debt						$5,295

Line of Credit

The Company entered into unsecured revolving credit facility with Angus Capital Partners, a related party, maturing December 31, 2013. The terms of the unsecured revolving credit facility allow the Company to draw upon the facility as capital requirements dictate and provide for quarterly interest payments on outstanding principal at a 12% rate per annum. The payment of principal and interest may be paid in cash, Common Stock or Series A Preferred Stock at the Company’s election. At September 30, 2012, the outstanding balance on the line of credit totaled $3,527,000 with a remaining line of credit availability of $8,473,000.

During the nine months ended September 30, 2012, the Company issued 1,388,166 shares of its Common Stock for the settlement of $1,602,813 of principal and $361,187 of accrued interest for a total principal and interest amount of $1,964,000 and 118,095 shares of Series A Preferred Stock for a total settlement of principal of $124,000 of debt.

E-Series Bond Investor Note

During the nine months ended September 30, 2012, the Company issued to certain accredited investors a principal amount of $998,000 of E-Series bonds (the "Bonds") in addition to the $30,000 which was outstanding at December 31, 2011. At September 30, 2012, the outstanding principal balance of the Bonds totaled $797,000. The Bonds are due and payable upon maturity, a three-year period from the issuance date. Interest on the Bonds is payable at the rate of 7.5% per annum, and is payable semiannually. The Bondholder may require the Company to convert the Bond (including any unpaid interest) into shares of Common Stock at any time only during the first year. If the Bonds are converted under this option, the Company will issue shares representing 100% of the Bond principal and unpaid interest calculated through maturity. The Common Stock issued under this option will be valued at the average closing price average of the common shares for the five days prior to the notification. If the Bond is converted within the first year the Company will issue a three year warrant expiring December 31, 2014 to purchase one share of EBI Common Stock at a price of $4.00 for every $2.00 of Bond principal.

At the Company's discretion at any time after the first year, the Bonds, including the interest payments calculated through the date of conversion may be redeemed in cash or in shares of our Common Stock, valued at the average last sales price over the 20-trading-day period preceding any payment date. If the Company chooses to issue Common Stock as redemption of the Bond principal, we will issue shares representing a value equal to 125% of the Bond principal and shares representing a value equal to 100% of the Bond interest through redemption date.

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012
(Unaudited)

The Bonds were determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature and the redemption option (compound embedded derivative liability). At the date of issuance of the Bond, compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the income statement. The Company uses the effective interest method to record interest expense from the accretion of the debt discount and accretes the unamortized discount upon conversion which totaled $171,843 for the nine months ended September 30, 2012. The estimated debt accretion for subsequent years is $23,327, $140,822, $258,953 and $214,755 for years ending December 31, 2012, 2013, 2014 and 2015, respectively.

The following table summarizes the convertible debt activity for the period January 1, 2012, thru September 30, 2012:

Description	Bonds	Compound Derivative	Total

Fair value at December 31, 2011	$2,682	$27,346	$30,028
Fair value issuances during 2012 (principal amount)	998,000	–	998,000
Fair value issuances during 2012 (debt discount)	(824,481)	824,481	–
01-01-12 to 03-31-12 change in fair value	107,270	3,786	111,056
03-01-12 to 06-30-12 change in fair value	31,691	5,083	36,774
07-01-12 to 09-30-12 change in fair value	74,981	22,848	97,829
Conversions during 2012	(231,000)	(197,186)	(428,186)
Fair value at September 30, 2012	$159,143	$686,358	$845,501

The Company recorded a net change in fair value of derivatives of $31,717 and a gain on debt redemption of $155,825 for a total net derivative income of $124,108 for the nine months ended September 30, 2012.

Dakota Capital Fund LLC Equipment Financing

In November 2011, the Company entered into debt financing agreement with Dakota Capital Fund LLC, for financing of up to $3,000,000. During the fourth quarter of 2011, the Company received proceeds of $2,000,000 and had the option of additional funding of $1,000,000 for equipment purchases. This debt facility is secured by certain ERF Wireless assets and there is no prepayment penalty. At September 30, 2012, the outstanding balance on the debt financing agreement totaled $1,912,000 and the Company has elected not to request any additional funds under this credit facility. The payment terms are $178,031 per quarter including interest, at an annual rate of 18% per annum plus 10% of positive operational cash flow as determined on a quarterly basis for repayment of additional principal beginning July 1, 2012. The funding was utilized to purchase equipment to build out networks in oil and gas exploration regions of North America.

The Company issued 30,000 shares of Common Stock for the consummation of the initial $2,000,000 debt financing agreement from Dakota Capital Fund LLC resulting in a debt discount of $93,600. The Company uses the effective interest method to record interest expense from the accretion of the debt discount and accretes the unamortized discount upon conversion which totaled $21,507 for the nine months ended September 30, 2012. The estimated debt accretion is $7,697, $33,014 and $24,611 for years ending December 31, 2012, 2013 and 2014, respectively.

Investor Bridge Loan

On March 20, 2011, the Company entered into a three-month secured bridge financing agreement with individuals for $300,000 with and interest rate of 12% per annum. During the second quarter of 2012, the Company was loaned an additional $100,000 increasing the note to $400,000 due July 1, 2012. The note was repaid from a new secured $1,000,000 Investor Financing agreement from these same individuals.

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012
(Unaudited)

Investor Financing

On July 13, 2012, the Company entered into a three-month secured debt financing agreement with individuals for $1,000,000 with an interest rate of 12% per annum. Under the agreement, as amended, the maturity date was extended to December 31, 2012. At September 30, 2012, the outstanding principal balance totaled $620,000.

MP Nexlevel

On July 1, 2012, the Company issued a note to MP Nexlevel LLC., totaling $152,613 bearing interest at 10% per annum and is payable in twenty-four monthly payments of $7,043, including interest.

Capital Leases

Banc Leasing Inc. Included in property and equipment at September 30, 2012, the cost of the equipment was $611,000 and the accumulated amortization was $341,000. Amortization of assets under capital leases is included in depreciation expense. The equipment is the primary collateral securing the financing.

Advantage Leasing Inc. Included in vehicles at September 30 2012, the cost of the vehicles was $235,000 and the accumulated amortization was $56,000. Amortization of assets under capital leases is included in depreciation expense. The vehicles are the primary collateral securing the financing.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2012 (in thousands):

Year Ending December 31,
2012	$42
2013	214
2014	203
2015	27
Thereafter	–
Total minimum lease payments	486
Less amount representing interest	(61)
Present value of net minimum lease payments	425
Current maturities of capital lease obligations	(164)
Long-term portion of capital lease obligations	$261

NOTE 9 - COMMITMENTS

Leases and License Agreements

For the nine months ended September 30, 2012 and 2011, rental expenses of approximately $750,000 and $552,000, respectively, were incurred. The Company accounts for rent expense under leases that provide for escalating rentals over the related lease term on a straight-line method. The Company occupies office and tower facilities under several non-cancelable operating lease agreements expiring at various dates through December 2018, and requiring payment of property taxes, insurance, maintenance and utilities.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2012 were as follows (in thousands):

Year Ending December 31,	Amount
2012	$144
2013	478
2014	414
2015	401
2016	385
Thereafter	8
Total	$1,830

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012
(Unaudited)

Banc Leasing Inc.

During August 2007, the Company entered into a contract with Banc Leasing Inc. to fund the Company’s US-Banknet System. Each funding is collateralize by the equipment and normally is repaid over a seven year period with interest established at the date of the inception of the lease. Each lease has a $1 buyout provision. The details of the capital lease are included in Note 8.

Purchase Commitment – Mobile Broadband Trailers

On March 15, 2011, the Company entered into a settlement agreement with the current manufacturer of mobile broadband trailers (MBT’s). Under the terms of this settlement the Company agreed to purchase an additional 158 MBT’s and replacement inventory on a delivery schedule which terminates October 1, 2013. At September 30, 2012, the Company has 77 MBT’s to be purchased through October 1st, 2013.

NOTE 10 - INDUSTRY SEGMENTS

This summary reflects the Company's current segments, as described below.

Energy Broadband, Inc. (EBI)

EBI provides wireless connectivity to rural oil and gas locations primarily via MBT’s. EBI provides wireless broadband products and services focusing primarily on commercial customers providing high speed bandwidth to rural North America to serve the oil and gas sector. All sales from external customers are located within the United States and Canada.

Wireless Bundled Services Division (WBS)

WBS provides wireless broadband products and services to commercial and individual customers throughout the wireless industry. The company is in the early stages of building and acquiring a seamless wireless broadband network in certain regions of North America to serve private entities, cities, municipalities and the general public. All sales from external customers are located within the United States.

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

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012
(Unaudited)

For the three and nine months ended September 30, 2012 and 2011 (in thousands):

Three Months Ended September 30, 2012	EBI	WBS	ENS	WMS	Total Segment	ERF Corporate	Total Consolidated
Revenue	$1,363	$576	$69	$–	$2,008	$–	$2,008
Operating income (loss) from continuing operations	245	(147)	(78)	(11)	9	(1,003)	(994)
Total assets	3,388	2,226	656	12	6,282	171	6,453
Capital expenditures	147	321	5	–	473	3	476
Depreciation and amortization	191	182	59	–	432	11	443

Three Months Ended September 30, 2011	EBI	WBS	ENS	WMS	Total Segment	ERF Corporate	Total Consolidated
Revenue	$709	$543	$65	$14	$1,331	$–	$1,331
Operating income (loss) from continuing operations	7	(217)	(60)	2	(268)	(868)	(1,136)
Total assets	2,203	1,526	1,301	9	5,039	420	5,459
Capital expenditures	220	83	9	–	312	4	316
Depreciation and amortization	114	228	55	–	397	17	414

Nine Months Ended September 30, 2012	EBI	WBS	ENS	WMS	Total Segment	ERF Corporate	Total Consolidated
Revenue	$3,398	$1,702	$220	$23	$5,343	$–	$5,343
Operating income (loss) from continuing operations	479	(333)	(245)	(17)	(116)	(2,612)	(2,728)
Total assets	3,388	2,226	656	12	6,282	171	6,453
Capital expenditures	677	761	5	–	1,443	13	1,456
Depreciation and amortization	510	451	175	–	1,136	38	1,174

Nine Months Ended September 30, 2011	EBI	WBS	ENS	WMS	Total Segment	ERF Corporate	Total Consolidated
Revenue	$1,887	$1,640	$227	$18	$3,772	$–	$3,772
Operating income (loss) from continuing operations	94	(480)	(94)	(16)	(496)	(2,389)	(2,885)
Total assets	2,203	1,526	1,301	9	5,039	420	5,459
Capital expenditures	1,129	350	115	–	1,594	22	1,616
Depreciation and amortization	285	722	161	–	1,168	55	1,223

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012
(Unaudited)

Reconciliation of Segment Assets to	September 30,	December 31,
Total Assets	2012	2011
Total segment assets	$6,282	$5,161
Total corporate assets	171	1,289
Total assets	$6,453	$6,450

The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, accounting changes and non-recurring items.

For the nine months ended September 30, 2012, two customers accounted for $2,177,000 and $776,000 of EBI revenues each.

NOTE 11 - SUBSEQUENT EVENTS

Subsequent to September 30, 2012, the Company issued 366,984 shares of common stock for conversion of debt and of preferred stock.

Subsequent to September 30, 2012, the Company and the investors renegotiated the secured $1,000,000 financing agreement to extend the maturity date to December 31, 2012.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the other sections of this quarterly report on Form 10-Q, including the financial statements.

OUR MARKETS AND BUSINESS STRATEGY

Our Company provides critical infrastructure wireless broadband communication products and services to a broad spectrum of customers in primarily rural oil and gas exploration areas of North America. We plan to devote a majority of our financial and personnel resources to develop a long term, internet solution for the energy industry in North America and Canada. The Company’s recent financial results reflect our focus on providing turnkey communications services to the oil and gas industry. These results include but are not limited to the following attributes:

▪	The Company reported overall consolidated revenues of $2,008,000 for the quarter ended September 30, 2012, compared to $1,331,000 for the same prior year quarter, an increase of $677,000 or 51%.
▪	The Company’s EBI oil and gas subsidiary reported revenues of $1,363,000 for the quarter ended September 30, 2012, compared to revenues of $709,000 for the same prior year quarter an increase of $654,000 or 92%.
▪	The Company reported gross profit of $977,000 for the quarter ended September 30, 2012, compared to $298,000 for the same prior year quarter ended September 30, 2011, an increase of $679,000 or 228%. This increase reflects the strong operating margins recognized in our oil and gas internet service operations.
▪	The Company continued its recently initiated expansion of its existing terrestrial broadband networks through a combination of construction and contractual agreements into oil and gas drilling areas in the states of Kansas and Montana; allowing us to meet the communications needs of existing customers in these markets. The Company recently opened warehouse and operating facilities and is in the process of designing and building a new terrestrial broadband network in the Bakken Shale area of North Dakota. Additionally, the Company continues to expand its existing networks in Texas, New Mexico and Oklahoma.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012, COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

The following table sets forth summarized consolidated financial information for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,				Nine Months Ended September 30,

($ in thousands)	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Total sales	$2,008	$1,331	$677	51%	$5,343	$3,772	$1,571	42%
Cost of goods sold	1,031	1,033	(2)	0%	2,907	2,567	340	13%
Gross profit	977	298	679	228%	2,436	1,205	1,231	102%
Percent of total sales	49%	22%			46%	32%
Operating expenses	1,971	1,434	537	37%	5,164	4,090	1,074	26%
Loss from operations	(994)	(1,136)	142	-13%	(2,728)	(2,885)	157	-5%
Other income/(expense)	(449)	(203)	(246)	121%	(1,027)	634	(1,661)	-262%
Loss from continuing operations	(1,443)	(1,339)	(104)	-8%	(3,755)	(2,251)	(1,504)	-67%
Loss from discontinued operations	–	–	–	0%	–	(78)	78	100%
Net income attributable to non-controlling interest	(9)	–	(9)	100%	(17)	–	(17)	100%
Other comprehensive loss	(1)	(9)	8	-89%	(7)	(12)	5	-42%
Total comprehensive (loss)	$(1,453)	$(1,348)	$(105)	8%	$(3,779)	$(2,341)	$(1,438)	61%

For the three months ended September 30, 2012, the Company's business operations reflected an increase in sales for its EBI, WBS and ENS subsidiaries that were offset by a decrease in the WMS subsidiary. For the three months ended September 30, 2012, the Company's consolidated operations generated net sales of $2,008,000 compared to prior-year period net sales of $1,331,000 The $677,000 increase in net sales is primarily attributable to $654,000 increased sales in EBI from deployment of our Mobile Broadband Trailers (MBT’s) in the oil and gas regions. Service sales increased $707,000 and product sales decreased $30,000. For the three months ended September 30, 2012, the Company had a gross profit margin of 49%, compared to a gross profit margin 22% for the prior year period. The $679,000 increase in gross profit margin is primarily attributed to; (i) approximately $558,000 increase in gross margin in EBI attributable to increased sales associated with deployment of MBT’s in oil and gas regions, (ii) $139,000 increase in gross margins in WBS primarily related to decrease third party service cost, and (iii) offset with a $13,000 decrease in gross margin in WMS and a $5,000 decrease in gross margins in ENS.

For the nine months ended September 30, 2012, the Company's business operations reflected an increase in sales for its EBI, WBS and WMS subsidiaries that were offset by a decrease in the ENS subsidiary. For the nine months ended September 30, 2012, the Company's consolidated operations generated net sales of $5,343,000 compared to prior-year period net sales of $3,772,000. The $1,571,000 increase in net sales is primarily attributable to $1,511,000 increased sales in EBI from deployment of our MBT’s in the oil and gas regions. Service sales increased $1,684,000 and product sales decreased $113,000. For the nine months ended September 30, 2012, the Company had a gross profit margin of 46%, compared to a gross profit margin 32% for the prior year period. The $1,231,000 increase in gross profit margin is primarily attributed to; (i) approximately $919,000 increase in gross margin in EBI attributable to increased sales associated with deployment of MBT’s in oil and gas regions, (ii) $336,000 increase in gross margins in WBS primarily related to decrease third party service cost, and (iii) offset with a $11,000 decrease in gross margin in WMS and a $13,000 decrease in gross margins in ENS.

SALES INFORMATION

Set forth below are tables presenting summarized sales information for our business segments for the three and nine months ended September 30, 2012 and 2011:

($ in thousands)	Three Months Ended September 30,
Business Segment	2012	% of Total	2011	% of Total	$ Change	% Change
Energy Broadband, Inc.	$1,363	68%	$709	53%	$654	92%
Wireless Bundled Services	576	29%	543	41%	33	6%
Enterprise Network Services	69	3%	65	5%	4	6%
Wireless Messaging Services	–	0%	14	1%	(14)	-100%
Total Sales	$2,008	100%	$1,331	100%	$677	51%

($ in thousands)	Nine Months Ended September 30,
Business Segment	2012	% of Total	2011	% of Total	$ Change	% Change
Energy Broadband, Inc.	$3,398	64%	1,887	50%	$1,511	80%
Wireless Bundled Services	1,702	32%	1,640	44%	62	4%
Enterprise Network Services	220	4%	227	6%	(7)	-3%
Wireless Messaging Services	23	0%	18	0%	5	28%
Total Sales	$5,343	100%	$3,772	100%	$1,571	42%

For the three months ended September 30, 2012, net sales increased to $2,008,000 from $1,331,000 for the three months ended September 30, 2011. The overall increase of 51% was attributable to increased sales of $654,000 in EBI, increased sales of $33,000 in WBS, increased sales in ENS of $4,000, offset with decreased sales in WMS of $14,000. The $677,000 increase in net sales is primarily attributable to $654,000 increased sales in EBI are from deployment of our MBT’s in the oil and gas regions.

For the nine months ended September 30, 2012, net sales increased to $5,343,000 from $3,772,000 for the nine months ended September 30, 2011. The overall increase of 42% was attributable to increased sales of $1,511,000 in EBI, increased sales of $62,000 in WBS, increased sales in WMS of $5,000, offset with decreased sales in ENS of $7,000. The $1,571,000 increase in net sales is primarily attributable to $1,511,000 increased sales in EBI are from deployment of our MBT’s in the oil and gas regions.

COST OF GOODS SOLD

The following tables set forth summarized cost of goods sold information for the three months ended September 30, 2012 and 2011:

($ in thousands)	Three Months Ended September 30,
Business Segment	2012	% of Total	2011	% of Total	$ Change	% Change
Energy Broadband, Inc.	$631	61%	$537	52%	$94	18%
Wireless Bundled Services	301	29%	407	39%	(106)	-26%
Enterprise Network Services	95	10%	85	8%	10	12%
Wireless Messaging Services	4	0%	4	0%	–	0%
Total cost of sales	$1,031	100%	$1,033	100%	$(2)	0%

	Three Months Ended September 30,
($ in thousands)	2012	2011	$ Change	% Change

Products and integration service	$448	$566	$(118)	-21%
Rent and maintenance	194	114	80	70%
Depreciation	389	353	36	10%
Total cost of sales	$1,031	$1,033	$(2)	0%

For the three months ended September 30, 2012, cost of goods sold decreased by $2,000, to $1,031,000 from $1,033,000 as compared to the three months ended September 30, 2011. The decrease of $2,000 in cost of goods sold is primarily attributable to an increased cost of $94,000 in EBI due to increased depreciation and tower rents for deployment of our MBT’s in oil and gas regions, increased cost in ENS of $10,000, offset with decreased costs in WBS of $106,000 due to a decreasing third party services and depreciation.

The following tables set forth summarized cost of goods sold information for the nine months ended September 30, 2012 and 2011:

($ in thousands)	Nine Months Ended September 30,
Business Segment	2012	% of Total	2011	% of Total	$ Change	% Change
Energy Broadband, Inc.	$1,815	62%	$1,223	48%	$592	48%
Wireless Bundled Services	793	26%	1,067	42%	(274)	-26%
Enterprise Network Services	280	11%	273	11%	7	3%
Wireless Messaging Services	19	1%	4	0%	15	375%
Total cost of sales	$2,907	100%	$2,567	100%	$340	13%

	Nine Months Ended September 30,
($ in thousands)	2012	2011	$ Change	% Change

Products and integration service	$1,399	$1,223	$176	14%
Rent and maintenance	495	314	181	58%
Depreciation	1,013	1,030	(17)	-2%
Total cost of sales	$2,907	$2,567	$340	13%

For the nine months ended September 30, 2012, cost of goods sold increased by $340,000, or 13%, to $2,907,000 from $2,567,000 as compared to the nine months ended September 30, 2011. The increase of $340,000 in cost of goods sold is primarily attributable to an increased cost of $592,000 in EBI due to increased depreciation and tower rents for deployment of our MBT’s in oil and gas regions, increased cost in WMS of $15,000, increased cost in ENS of $7,000 offset with decreased costs in WBS of $274,000 due to a decreasing third party services and depreciation.

OPERATING EXPENSES

The following table sets forth summarized operating expense information for the three months and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change

Employment expenses	$1,066	$808	$258	32%	$2,921	$2,139	$782	37%
Professional services	475	314	161	51%	1,036	841	195	23%
Rent and maintenance	105	95	10	11%	304	286	18	6%
Depreciation	54	61	(7)	-11%	161	193	(32)	-17%
Other general and administrative	271	156	115	74%	742	631	111	18%
Total operating expenses	$1,971	$1,434	$537	37%	$5,164	$4,090	$1,074	26%

For the three months ended September 30, 2012, operating expenses increased by 37% to $1,971,000, as compared to $1,434,000 for the three months ended September 30, 2011, resulting from:

  A $258,000 increase in employment expense - primarily attributable to increased employee headcount to 68 at September 30, 2012 from 55 at September 30, 2011;
  A $161,000 increase in professional services - primarily attributable to consulting services;
  A $10,000 increase in rent and maintenance;
  A $7,000 decrease in depreciation; and
  A $115,000 increase in other general and administrative - expense primarily attributable to travel, utility and transportation cost.

For the nine months ended September 30, 2012, operating expenses increased by 26% to $5,164,000, as compared to $4,090,000 for the nine months ended September 30, 2011 resulting from:

  A $782,000 increase in employment expense - primarily attributable to increased employee headcount to 68 at September 30, 2012 from 55 at September 30, 2011;
  A $195,000 increase in professional services - primarily attributable to consulting services;
  A $18,000 increase in rent and maintenance;
  A $32,000 decrease in depreciation - is primarily due to fully depreciated assets; and
  A $111,000 increase in other general and administrative expense - primarily attributable to travel, utility and transportation cost.

OTHER (INCOME) EXPENSE, NET

For the three months ended September 30, 2012, the increase in other expense of $246,000 from the prior year period is primarily attributable to an increase in our interest expense, net on debt obligations totaling $472,000, and offset with a increase in our net derivative income of $23,000 as compared to interest expense, net of $194,000, derivative loss of $11,000 and gain on sale of assets of $2,000 for the three months ended September 30, 2011. The derivative expense/income represents the net unrealized (non-cash) charge during the three months ended September 30, 2012 and 2011, in the fair value of our derivative instrument liabilities related to warrants and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately.

For the nine months ended September 30, 2012, the increase in other expense of $1,661,000 from the prior period is primarily attributable to an increase in our interest expense, net on debt obligations totaling $1,151,000 and offset with a increase in our net derivative income of $124,000 as compared to interest expense, net of $560,000 offset with derivative income of $2,000 and a gain on sale of assets of $1,192,000 for the nine months ended September 30, 2011. The derivative expense/income represents the net unrealized (non-cash) charge during the nine months ended September 30, 2012 and 2011, in the fair value of our derivative instrument liabilities related to warrants and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately.

COMPREHENSIVE LOSS

For the nine months ended September 30, 2012, our total comprehensive loss was $3,779,000 compared to comprehensive loss of $2,341,000 for the nine months ended September 30, 2011. The increased comprehensive loss for the nine months ended September 30, 2012, as compared to the comprehensive loss for nine months ended September 30, 2011 is primarily attributable to the factors described above.

CASH FLOWS

The Company's operating activities decreased net cash used by operating activities to $1,400,000 in the nine months ended September 30, 2012, compared to net cash used of $1,632,000 in the nine months ended September 30, 2011. The decrease in net cash used by operating activities was primarily attributable to accounts payable and accrued liabilities compared to the prior year.

The Company's investing activities used net cash of $1,166,000 in the nine months ended September 30, 2012, compared to net cash provided of $1,085,000 in the nine months ended September 30, 2011. The decrease in cash provided by investing activities is primarily attributable to the expansion of oil and gas networks to utilize our MBTs to provide service to our customers and the cash received from the sale of non-core assets of our North and Central Texas network during February 2011 in the amount of $2,700,000.

The Company's financing activities provided net cash of $2,046,000 in the nine months ended September 30, 2012, compared to $813,000 of cash used in the nine months ended September 30, 2011. The cash provided in the nine months ended September 30, 2012, was primarily associated with proceeds from debt financings.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2012, the Company's current assets totaled $1,899,000 (including cash and cash equivalents of $71,000) and; total current liabilities were $4,106,000, resulting in negative working capital of $2,207,000. The Company has funded operations during the last nine months primarily through borrowings. These borrowings during the period were incurred from the Company's line of credit, net totaling $662,000, debt of $1,300,000 and convertible debt financing of $998,000.

DEBT FACILITIES AND INSTRUMENTS

The Company entered into unsecured $12 million revolving credit facility with Angus Capital Partners, a related party, maturing on December 31, 2013. At September 30, 2012, the Company had an outstanding principal balance of $3,527,000 on this line of credit. The terms of the unsecured revolving credit facility will allow us to draw upon the facility as financing requirements dictate and provides for quarterly interest payments on outstanding principal at an annual rate of 12% per annum. The loan may be prepaid without penalty or repaid at maturity. During the nine months ended September 30, 2012, the Company issued 1,388,166 shares of its Common Stock for the settlement of total principal and interest of $1,964,000 owed to Angus Capital Partners. The Company issued the Common Stock at an average price of $1.41 per share calculated based on the closing price the day the debt was settled. Additionally, during the nine months ended September 30, 2012, the Company issued 118,095 shares of its Series A Preferred Stock for the settlement of total principal debt of $124,000. The Company issued Series Preferred A Stock at an average price of $1.05 per share of Common Stock the day the debt was settled.

In November 2011, the Company entered into a debt financing agreement with Dakota Capital Fund LLC for financing of up to $3,000,000. During the fourth quarter of 2011, the Company received proceeds of $2,000,000 and had the option of additional funding of $1,000,000 for equipment purchases. This debt facility is secured by certain ERF Wireless assets and there is no prepayment penalty. At September 30, 2012, the outstanding principal balance on the facility totaled $1,912,000 and the Company has elected not to request any additional funds under this credit facility. The payment terms are $178,031 per quarter including interest, at an annual rate of 18% per annum plus 10% of positive operational cash flow as determined on a quarterly basis for repayment of additional principal beginning July 1, 2012. The funding was utilized to purchase equipment to build out networks in major oil and gas exploration regions of North America.

During the nine months ended September 30, 2012, the Company issued to certain accredited investors a principal amount of $998,000 of E-Series bonds (the "Bonds") in addition to $30,000 which was outstanding at December 31, 2012. At September 30, 2012, the outstanding principal balance of the Bonds totaled $797,000. The Bonds are due and payable upon maturity, a three-year period from the issuance date. Interest on the Bonds is payable at the rate of 7.5% per annum, and is payable semiannually. The Bondholder may require the Company to convert the Bond (including any unpaid interest) into shares of Common Stock at any time only during the first year. If the Bonds are converted under this option, the Company will issue shares representing 100% of the Bond principal and unpaid interest calculated through maturity. The Common Stock issued under this option will be valued at the average closing price average of the Common Stock for the five days prior to the notification. If the Bond is converted within the first year the Company will issue a three year warrant expiring December 31, 2014, to purchase one share of EBI common stock at a price of $4.00 for every $2.00 of Bond principal.

At the Company's discretion at any time after the first year, the Bonds, including the interest payments calculated through the date of conversion may be redeemed in cash or in shares of our Common Stock, valued at the average last sales price over the 20-trading-day period preceding any payment date. If the Company chooses to issue Common Stock as redemption of the Bond principal, we will issue shares representing a value equal to 125% of the Bond principal and shares representing a value equal to 100% of the Bond interest through redemption date.

On July 13, 2012, the Company entered into a $1,000,000 secured debt financing agreement that matures on December 31, 2012, bearing interest at the annual rate of 12% per annum. At September 30, 2012, the outstanding principal balance on the line of credit totaled $620,000.

ISSUANCE OF COMMON STOCK

During the three months ended September 30, 2012, we issued to various accredited investors 711,790 shares for services rendered and debt conversions. We relied on Section 4(2) of the Securities Act in effecting these transactions. During the three months ended September 30, 2012, we issued 104,295 shares of common stock to employees and business consultants, for aggregate consideration of $144,404 of services rendered, pursuant to a registration statement on form S-8.

During the nine months ended September 30, 2012, we issued to various accredited investors (i) 1,634,389 shares for services rendered and debt conversions, and (ii) 70,000 shares upon conversion of Series A Preferred Stock. We relied on Section 4(2) of the Securities Act in effecting these transactions. During the nine months ended September 30, 2012, we issued 185,796 shares of common stock to employees and business consultants, for aggregate consideration of $284,862 of services rendered, pursuant to a registration statement on Form S-8.

USE OF WORKING CAPITAL

We believe our cash and available credit facilities afford us adequate liquidity for the balance through September 30, 2013. We anticipate that we will need additional capital in the future to continue to expand our business operations. We have historically financed our operations through private equity and debt financings. We do not have any commitments for equity or debt funding at this time, and additional funding may not be available to us on favorable terms, if at all. As such there is no assurance that we can raise additional capital from external sources, the failure of which could cause us to curtail operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2012, the Company did not have any significant off-balance-sheet arrangements other than certain office and tower facility operating leases requiring minimal commitments under non-cancelable leases disclosed in the Form 10-K.

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

  a significant decrease in the market price of the asset;
  a significant change in the extent or manner in which the asset is being used;
  a significant change in the business climate that could affect the value of the asset; and
  a current period loss combined with projection of continuing loss associated with use of the asset;
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

ITEM 4. CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our chief executive officer and principal financial officer concluded that as of September 30, 2012, our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company's financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

In connection with the evaluation of the Company's internal controls during the Company's last fiscal quarter covered by this report required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, the Company's principal executive officer and principal financial officer have determined that as of September 30, 2012, there were no changes to the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

During 2011, the Company and Schlumberger were unable to resolve certain financial issues contained in the 2009 exclusive reseller agreement through mediation and the Company has availed itself of binding arbitration as mandated in the contract. The binding arbitration process has been initiated in 2011 and has continued in 2012.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Item 1 of the Company’s Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 23, 2012.

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

In July 2012, 267,134 shares of Common Stock at average price of $1.25 were issued for services and debt conversions.

In August 2012, 265,417 shares of Common Stock at average price of $1.07 were issued for services and debt conversions.

In September 2012, 179,239 shares of common stock at average price of $1.37 were issued for debt conversions.

ITEM 3. DEFAULT IN SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 31	Certification of Chief Executive officer and Chief Financial officer pursuant to Rules 13a-14 (a) and 15d-14 (a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ERF Wireless, Inc.

By:	/s/H. Dean Cubley
H. Dean Cubley
Chief Executive Officer
Date:	November 14, 2012

By:	/s/ Richard R. Royall
Richard R. Royall
Chief Financial Officer
Date:	November 14, 2012

