Form 10-Q
period 2013-03-31
ERF Wireless, Inc.
filed 2013-05-20
CIK 1020646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 9,633,440 common shares issued and outstanding as of May 17, 2013

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ERF WIRELESS, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2013, AND DECEMBER 31, 2012
($ in thousands except share data)

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$56	$118
Accounts receivable, net	845	828
Accounts receivable, other	364	346
Inventories	385	377
Costs and estimated earnings in excess of billings on uncompleted contracts	39	35
Prepaid expenses and other current assets	304	221
Total current assets	1,993	1,925

Property and equipment
Property and equipment	11,729	11,644
Less: accumulated depreciation	(7,999)	(7,511)
Net property and equipment	3,730	4,133

Goodwill	176	176
Other assets	36	37

Total assets	$5,935	$6,271

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Notes payable and current portion of long-term debt	$1,079	$1,358
Current portion of long-term capital leases	183	169
Accounts payable	$1,025	$1,226
Accrued expenses	740	1,120
Derivative liabilities	610	492
Deferred revenue	14	20
Total current liabilities	3,651	4,385

Line of credit (LOC)	3,379	3,168
Long-term debt, net of current portion	1,418	1,419
Long-term capital leases, net of current portion	167	214
Total liabilities	8,615	9,186

Commitments

Shareholders’ deficit:
Preferred stock - $0.001 par value, 25,000,000 authorized Series A designated 10,000,000 shares issued and outstanding at March 31, 2013 and December 31, 2012, 8,426,982 and 8,426,982 shares, respectively	8	8
Common stock - $0.001 par value authorized 975,000,000 shares issued and outstanding at March 31, 2013 and December 31, 2012, 8,281,809 and 5,487,072 shares, respectively	8	6
Additional paid in capital	54,873	52,987
Accumulated deficit	(57,668)	(56,012)
Accumulated other comprehensive loss	(32)	(32)
Total ERF Wireless, Inc. shareholders’ deficit	(2,811)	(3,043)
Non-controlling interest	131	128
Total shareholders’ deficit	(2,680)	(2,915)

Total liabilities and shareholders' deficit	$5,935	$6,271

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(Unaudited)
($ in thousands except loss per share)

	2013	2012
Sales:
Products	$11	$107
Services	1,902	1,541
Total sales	1,913	1,648

Cost of goods sold:
Products and integration services	394	455
Rent, repairs and maintenance	194	127
Depreciation	436	286
Total cost of goods sold	1,024	868
Gross profit	889	780

Operating expenses:
Selling, general and administrative	1,977	1,411
Depreciation	52	53
Gain on sale of assets	(11)	–
Total operating expenses	2,018	1,464
Loss from operations	(1,129)	(684)

Other income (expenses):
Interest expense, net	(758)	(359)
Derivative income	234	83
Total other (expense) income	(524)	(276)
Consolidated net loss	(1,653)	(960)
Net increase attributable to non-controlling interest	(3)	(5)
Net loss attributable to ERF Wireless, Inc.	(1,656)	(965)

Other comprehensive loss:
Unrealized loss on securities held for resale	–	(4)
Total other comprehensive loss	–	(4)
Total comprehensive loss	$(1,656)	$(969)

Basic loss per common share:
Net loss	$(0.24)	$(0.40)
Net loss attributable to ERF Wireless, Inc.	$(0.24)	$(0.40)

Diluted loss per common share:
Net loss	$(0.24)	$(0.40)
Net loss attributable to ERF Wireless, Inc.	$(0.24)	$(0.40)

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(Unaudited)
($ in thousands)

	2013	2012

Cash flows from operating activities
Net loss	$(1,653)	$(960)
Adjustments to reconcile net loss to net cash used by operating activities:
Gain on sale of assets	(11)	–
Amortization of debt discount	350	93
Depreciation and amortization	488	339
Stock issued for services rendered, interest and compensation	496	–
Derivative income	(234)	(83)
Bad debt expense	1	–
Changes in:
Accounts receivable, net	(18)	(147)
Accounts receivable, other	(18)	(26)
Inventories	(14)	(80)
Prepaid expenses and other current assets	9	117
Costs and profits in excess of billings	(4)	–
Accounts payable	(201)	26
Accrued expenses	(294)	117
Deferred liability and revenue	(6)	(2)
Total adjustment	544	354
Net cash used by operating activities	(1,109)	(606)

Cash flows from investing activities
Purchase of property and equipment	(85)	(526)
Proceeds from sale of assets	17	–
Change in other assets	1	33
Net cash used by investing activities	(67)	(493)

Cash flows from financing activities
Net proceeds from line of credit	566	137
Proceeds from long-term debt obligations	1,200	560
Payment of long-term debt obligations	(618)	(3)
Payment on capital lease obligations	(34)	(37)
Net cash provided by financing activities	1,114	657

Net change in cash and cash equivalents	(62)	(442)
Cash and cash equivalents at the beginning of the period	118	591
Cash and cash equivalents at the end of the period	$56	$149

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest	$87	$173
Income taxes	$–	$–

Supplemental non-cash investing and financing activities:
Conversion of debt through issuance of common stock	$968	$130
Conversion of LOC and interest through issuance of common stock	$440	$500
Unrealized loss on securities held for resale	$–	$4
Transfer of subsidiary equity to non-controlling interest	$–	$103
Property and equipment financed with debt and capital leases	$–	$37

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
FOR THE PERIODS ENDED MARCH 31, 2013 AND DECEMBER 31, 2012
(in thousands)

	Common Stock		Preferred Stock		Additional Paid in	Accumulated	Accumulated Comprehensive	Non-controlling	Total Shareholders’
	Shares	Value	Shares	Value	Capital	Deficit	Income	Interest	Deficit

Total shareholders’ deficit as of December 31, 2011	2,161	$2	8,579	$9	$49,121	$(51,198)	$(25)	$–	$(2,091)

Net loss	–	–	–	–	–	(4,814)	–	21	(4,793)

New stock issued to shareholders:
Conversion of preferred stock to common stock	270	–	(270)	(1)	1	–	–	–	–
For services, compensation and interest	440	1	–	–	620	–	–	–	621
For retirement of debt	393	1	–	–	534	–	–	–	535
Conversion of LOC and interest to preferred stock	–	–	118	–	124	–	–	–	124
Stock based compensation	–	–	–	–	–	–	–	–	–
Conversion of LOC and interest to common stock	2,223	2	–	–	2,587	–	–	–	2,589
Transfer of subsidiary equity to non-controlling interest	–	–	–	–		–	–	107	107
Unrealized loss on securities held for resale	–	–	–	–	–	–	(7)	–	(7)

Total shareholders’ deficit as of December 31, 2012	5,487	6	8,427	8	52,987	(56,012)	(32)	128	(2,915)

Net loss	–	–	–	–	–	(1,656)	–	3	(1,653)

New stock issued to shareholders:
For services, compensation, interest and prepaids	753	–	–	–	496	–	–	–	496
For retirement of debt	1,265	1	–	–	967	–	–	–	968
Conversion of LOC and interest to common stock	777	1	–	–	439	–	–	–	440
Derivative liability	–	–	–	–	(16)	–	–	–	(16)

Total shareholders’ deficit as of March 31, 2013 (unaudited)	8,282	$8	8,427	$8	$54,873	$(57,668)	$(32)	$131	$(2,680)

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013
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

Our internet revenues are recorded in “ERF Wireless Bundled Services, Inc. (WBS)”, revenues from construction of bank, healthcare and educational networks in our “ERF Enterprise Network Services, Inc. (ENS)” and wireless broadband products and services to rural oil and gas locations are recorded in “Energy Broadband, Inc. (EBI)”. Please refer to segment footnote 12 for additional information regarding segment operations.

Basis of Accounting

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's annual report for the year ended December 31, 2012 filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year ended December 31, 2012 as reported in form 10-K have been omitted.

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

Reclassification

Certain amounts in the 2012 financial statements have been reclassified to conform to the 2013 financial presentation. These reclassifications have no impact on the total comprehensive loss.

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013
(Unaudited)

Recent Accounting Pronouncements

Management does not anticipate that the recently issued but not yet effective accounting pronouncements will materially impact the Company’s financial condition.

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable consists of the following (in thousands):

	March 31,	December 31,
	2013	2012
Accounts receivable	$856	$838
Allowance for doubtful accounts	(11)	(10)
Accounts receivable, net	$845	$828

NOTE 3 - INVENTORIES

Inventories are valued at the lower of cost or market. The cost is determined by using the average cost method. Inventories consist of the following items as of March 31, 2013 and December 31, 2012, in thousands:

	March 31,	December 31,
	2013	2012
Raw material	$45	$46
Work in process	90	115
Finished goods	250	216
Total inventory	$385	$377

NOTE 4 - DEBT CONVERSION

(a) Line of Credit

During the three months ended March 31, 2013, the Company issued 777,825 shares of its Common Stock (as defined below) for the settlement of $338,208 of principal and $101,792 of accrued interest for a total amount of $440,000 owed to Angus Capital Partners. The Company issued Common Stock at an average price of $0.56 per share calculated based on the closing price the day the debt was settled. See Note 9 for additional information on this facility.

(b) Other Debt

During the three months ended March 31, 2013, the Company issued 1,263,974 and 408,287 shares of its Common Stock for the settlement of principal amount of $968,500 and $196,941 of accrued interest, respectively, for a total of $1,165,441. The Company issued Common Stock at an average price of $.70 per share calculated based on the closing price the day the debt was settled.

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013
(Unaudited)

NOTE 5 - COMMON STOCK , PREFERRED STOCK AND WARRANTS

The total number of shares of stock of all classes which the Company shall have the authority to issue is 1,000,000,000, of which 25,000,000 shall be shares of preferred stock with a par value of $0.001 per share ("Preferred Stock"), and 975,000,000 shall be shares of common stock with a par value of $0.001 per share ("Common Stock").

Common Stock

As of March 31, 2013 and December 31, 2012, there were 8,281,809 and 5,487,072 shares of its Common Stock issued and outstanding, respectively.

During the three months ended March 31, 2013, the Company issued 2,794,737 shares of Common Stock which was valued at the closing market price on the date of issuance of such shares, which were issued in lieu of cash as payment for the following (in thousands):

March 31, 2013	Supplemental Non-Cash Disclosure
Professional fees	$138
Services and compensation	160
Other services rendered	198
Total for services, compensation and interest	$496

Notes payable	$968
Line of credit and interest	$440

Preferred Stock

The Company has 25,000,000 shares of Preferred Stock authorized of which 10,000,000 shares had been designated as Series A Preferred Stock (“Series A Preferred Stock”). There were 8,426,982 shares of Series A Preferred Shares issued and outstanding at March 31, 2013 and December 31, 2012. With respect to the Series A Preferred Stock outstanding at March 31, 2013, the Company would be required to issue 8,426,982 shares of its Common Stock upon conversion.

ERF Wireless, Inc Distribution of EBI Equities to Non-controlling Interest

As of March 31, 2013, the Company had issued 725,611 shares of EBI as a stock dividend and three year warrant expiring December 31, 2014, to purchase 725,611 shares of EBI Common Stock at an exercise price of $4.00 per share and three year warrant expiring December 31, 2014, to purchase 725,611 shares of EBI Common Stock at an exercise price of $6.00; such issuances are valued at $107,000. The Company expects to issue the remaining stock dividends on 2013. No stock dividends were issued during the three months ended March 31, 2013.

Warrants

During 2013, the Company entered into a convertible promissory note with Tonaquint, Inc for $791,500 and issued five year warrants to purchase 148,406 shares of common stock at $.80 per share, expiring March 2018.

The following tables set forth summarized warrants that are issued, outstanding and exercisable for the three months ended March 31, 2013:

Warrants Outstanding
Weighted Average Exercise Price	Expiration Date	December 31, 2012	Issued	Exercised	Expired	March 31, 2013
$0.80	Mar-18	–	148,406	–	–	148,406

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013
(Unaudited)

NOTE 6 – STOCK PLAN

In December 2012, the board of directors adopted a non-qualified stock option plan whereby 450,000 shares were reserved for issuance. As of March 31, 2013, 288,420 shares of Common Stock were issued and outstanding to certain employees and consultants for services rendered under the plan. This plan is for key employees, officers, directors, and consultants of ERF Wireless, Inc.

Non-Qualified Stock Option Plan, December 2012	2013
Plan
Shares initially reserved	450,000

Shares issued during 2012 and 2013	288,420

Remaining shares available to be issued at March 31, 2013	161,580

Shares issued and outstanding as of March 31, 2013	288,420

NOTE 7 - EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share of Common Stock (in thousands, except per share amount):

	For the three months ended March 31, 2013
	Net loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net loss	$(1,653)	6,837	$(0.24)
Loss attributable to non-controlling interest	$(3)	6,837	$(0.00)
Net loss attributable to ERF Wireless, Inc.	$(1,656)	6,837	$(0.24)
Diluted EPS:
Effect of dilutive securities	–	–	–
Net loss	$(1,653)	6,837	$(0.24)
Loss attributable to non-controlling interest	$(3)	6,837	$(0.00)
Net loss attributable to ERF Wireless, Inc.	$(1,656)	6,837	$(0.24)

	For the three months ended March 31, 2012
	Net loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net loss	$(960)	2,388	$(0.40)
Loss attributable to non-controlling interest	$(5)	2,388	$(0.00)
Net loss attributable to ERF Wireless, Inc.	$(965)	2,388	$(0.40)
Diluted EPS:
Effect of dilutive securities	–	–	–
Net loss	$(960)	2,388	$(0.40)
Loss attributable to non-controlling interest	$(5)	2,388	$(0.00)
Net loss attributable to ERF Wireless, Inc.	$(965)	2,388	$(0.40)

For the three months ended March 31, 2013, dilutive securities existed. Diluted earnings per share reflect the potential dilution of security that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities.

The calculation of diluted earnings per share for the three months ended March 31, 2013 does not include 353,086 shares of Common Stock underlying the Bonds (as define below); 148,406 of warrants underlying Tonaquint promissory note and 8,426,982 shares of Common Stock underlying the Series A Preferred Stock, due to their anti-dilutive effect.

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013
(Unaudited)

NOTE 8 - MAJOR CUSTOMERS

The Company had gross sales of approximately $1,913,000 and $1,648,000 for the three months ended March 31, 2013 and 2012, respectively. The Company had two customers that met the required disclosure of 10% that represented 36% and 13% of the gross sales and 42% and 25% of total accounts receivable during the three months ended March 31, 2013. Additionally, the Company had two customers that met the required disclosure of 10% that represented 43% and 14% of the gross sales and 55% and 20% of total accounts receivable during the three months ended March 31, 2012.

NOTE 9 – NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASES

Notes payable, long-term debts and capital leases consist of the following as of March 31, 2013 (in thousands):

	Terms	Maturity Date	Interest Rate	Gross Balance	Debt Discount	Balance
Banc leasing, Inc.	$10,660 / Month including interest	January-15	11.62%	$210	$–	$210
Advantage leasing associates	$7,186 / Month including interest	Various	Various	139	–	139
MP Nexlevel LLC	$7,043 / Month including interest	May-14	10.00%	93	–	93
Tonaquint	$791,500 / Lump sum payment including interest	September-13	12.00%	792	545	247
JMJ Financial	$165,000 / Lump sum payment including interest	March-14	12.00%	165	160	5
Investor financing	$495,000 / Lump sum payment including interest	May-13	12.00%	495	–	495
Premium assignment	$1,495 / Month including interest	July-13	6.00%	11	–	11
Dakota capital equipment financing	$178,031 / Quarterly including interest	March-16	18.00%	1,623	50	1,573
E-bond investor notes	3 years/ Semiannual interest (See below)	Various	7.50%	286	212	74
Line of credit	2 years/ Quarterly interest (See below)	December-15	12.00%	3,379	–	3,379
Total debt				$7,193	$967	6,226
Less current maturities						(1,262)
Long-term debt						$4,964

	Terms	Maturity Date	Interest Rate	Gross Balance	Debt Discount	Balance
Banc leasing, Inc.	$10,660 / Month including interest	January-15	11.62%	$227	$–	$227
Advantage leasing associates	$7,186 / Month including interest	Various	Various	156	–	156
MP Nexlevel LLC	$7,043 / Month including interest	May-14	10.00%	111	–	111
Investor financing	$765,000 / Lump sum payment including interest	January-13	12.00%	765	–	765
Premium assignment	$1,495 / Month including interest	July-13	6.00%	17	–	17
Dakota capital equipment financing	$178,031 / Quarterly including interest	March-16	18.00%	1,820	57	1,763
E-bond investor notes	3 years/ Semiannual interest (See below)	Various	7.50%	687	566	121
Line of credit	2 years/ Quarterly interest (See below)	December-15	12.00%	3,168	–	3,168
Total debt				$6,951	$623	6,328
Less current maturities						(1,527)
Long-term debt						$4,801

Line of Credit

During December 2012, the Company extended its maturity date of its $12.0 million unsecured revolving credit facility with Angus Capital Partners, a related party, from December 31, 2013 to December 30, 2015. The terms of the unsecured revolving credit facility allow the Company to draw upon the facility as financing requirements dictate and provide for quarterly interest payments at a 12% rate per annum. The payment of principal and interest may be paid in cash, common shares or preferred shares at the Company’s election. At March 31, 2013, the outstanding balance on the line of credit totaled $3,379,000 with a remaining line of credit available of $8,621,000.

During the three months ended March 31, 2013, the Company issued 777,825 shares of its Common Stock for the settlement of $338,208 of principal and $101,792 of accrued interest for a total of $440,000 owed to Angus Capital Partners. The Company issued Common Stock at an average price of $0.56 per share calculated based on the closing price the day the debt was settled.

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013
(Unaudited)

E-Series Bond Investor Note

During the three months ended March 31, 2013, the Company issued to certain accredited investors a principal amount of $300,000 of E-Series bonds (the "Bonds") in addition to the $687,000 which was outstanding at December 31, 2012. At March 31, 2013, the outstanding principal balance of the Bonds totaled $286,000. The Bonds are due and payable upon maturity, a three-year period from the issuance date. Interest on the Bonds is payable at the rate of 7.5% per annum, and is payable semiannually. The Bondholder may require the Company to convert the Bond (including any unpaid interest) into shares of Common Stock at any time only during the first year. If the Bonds are converted under this option, the Company will issue shares representing 100% of the Bond principal and unpaid interest calculated through maturity. The Common Stock issued under this option will be valued at the average closing price of the common shares for the five days prior to the notification. If the Bond is converted within the first year the Company will issue a three-year warrant to purchase one share of EBI Common Stock at a price of $4.00 for every $2.00 of Bond principal.

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

The Bonds were determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature and the redemption option (compound embedded derivative liability). At the date of issuance of the Bond, compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the statement of operations. The Company uses the effective interest method to record interest expense from the accretion of the debt discount and accretes the unamortized discount upon conversion which totaled $481,333 for the three months ended March 31, 2013. The estimated debt accretion for subsequent years is $39,278, $89,304, and $83,929 for years ending December 31, 2013, 2014, and 2015, respectively.

The following table summarizes the convertible debt activity for the period January 1, 2013, thru March 31, 2013:

Description	Bonds	Compound Derivative Liability	Total
Fair value at December 31, 2012	$121,446	$492,043	$613,489
Fair value issuances during 2013 (principal amount)	300,000	–	300,000
Fair value issuances during 2013 (debt discount)	(128,284)	128,284	–
Change in fair value	481,333	(63,976)	417,357
Conversions	(701,000)	(443,611)	(1,144,611)
Fair value at March 31, 2013	$73,495	$112,740	$186,235

The Company recorded a net change in fair value of derivatives of $63,976 and a gain on debt redemption of $156,791 for a total net derivative income of $220,767 for the three months ended March 31, 2013.

Dakota Capital Fund LLC Equipment Financing

In November 2011, the Company entered into debt financing agreement with Dakota Capital Fund LLC, for financing of up to $3,000,000. During the fourth quarter of 2011, the Company received proceeds of $2,000,000 and had the option of additional funding of $1,000,000 for equipment purchases. This debt facility is secured by certain ERF Wireless assets and there is no prepayment penalty. At March 31, 2013, the outstanding balance on the debt financing agreement totaled $1,623,000 and the Company has elected not to request any additional funds under this credit facility. The payment terms are $178,031 per quarter including interest, at an annual rate of 18% per annum plus 10% of positive operational cash flow as determined on a quarterly basis for repayment of additional principal beginning July 1, 2012. The funding was utilized to purchase equipment to build out networks in oil and gas exploration regions of North America.

The Company issued 30,000 shares of Common Stock for the consummation of the initial $2,000,000 debt financing agreement from Dakota Capital Fund LLC resulting in a debt discount of $93,600. The Company uses the effective interest method to record interest expense from the accretion of the debt discount and accretes the unamortized discount upon conversion which totaled $7,775 for the three months ended March 31, 2013. The estimated debt accretion for subsequent years is $25,238 and $24,611 for years ending December 31, 2013, and 2014, respectively.

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013
(Unaudited)

Tonaquint Convertible Promissory Note

On March 5, 2013, the Company entered into a six-month secured convertible promissory note secured debt financing agreement with Tonaquint, Inc. (“holder”), for $791,500, bearing interest at a rate of 12% per annum and maturing September 5, 2013. The note also includes an original issue discount (“OID”) of $65,000 based on the consideration funded, prepaid interest of $71,500 and $5,000 in legal and other expense. The Company also paid holder an origination fee in the amount of $227,500 in 144 Stock (284,375 shares) at the closing bid price on March 5, 2013, plus 50,000 shares (valued at $40,000) of the Company’s Common Stock. The holder may require the Company to convert the outstanding principal balance (including any unpaid interest) into shares of 144 Common Stock at any time during the six-month term of the note or thereafter. The Common Stock issued will be valued using a conversion factor of 80% of the average of the lowest two (2) trading prices for common shares during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. If the average two (2) lowest trading prices is less than $0.33, then the conversion factor will be reduced to 70%. The holder received the option to purchase five-year warrants expiring March 5, 2018 to purchase 148,406 shares of ERF Common Stock at an exercise price of $0.80 or the per-share price at which the Common Stock is sold in an underwritten public offering that closes on or before the date that is six (6) months from the issue date, as may be adjusted from time to time pursuant to the terms and conditions of this warrant.

The Tonaquint promissory note was determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature, conversion price reset feature and the redemption option (compound embedded derivative liability). At the date of issuance of the Tonaquint note, compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the statement of operations. The Company uses the effective interest method to record interest expense from the accretion of the debt discount and accretes the unamortized discount upon conversion which totaled $43,762 for the three months ended March 31, 2013. The estimated debt accretion for the remainder of 2013 is $544,962.

The following table summarizes the convertible debt activity for the period March 5, 2013, through March 31, 2013:

Description	Tonaquint	Warrant Compound Derivative Liability	Compound Derivative Liability	Total
Fair value issuances at inception	$791,500	$–	$–	$791,500
Fair value issuances during 2013 (debt discount)	(588,724)	16,400	256,224	(316,100)
Change in fair value	43,762	1,974	1,294	47,030
Conversions during	–		–	–
Fair value at March 31, 2013	$246,538	$18,374	$257,518	$522,430

The Company recorded a net change in fair value of derivatives expense of $3,268 for the three months ended March 31, 2013.

The compound derivative liability associated with the warrants issued was $18,374 as of March 31, 2013.

JMJ Financial Convertible Promissory Note

On March 20, 2013, the Company entered into a one year unsecured promissory note debt financing agreement with JMJ Financial for (“JMJ”) up to $500,000 at the sole discretion of additional consideration with the Lender. The note includes a 10% original issue discount that is prorated based on the consideration funded. As of March 20, 2013 the Company received funding of $150,000, bearing interest at a rate of 12% per annum and maturing in one year from the effective date of each payment. The conversion price is the lesser of $0.59 or 60% of the lowest trade price in the 25 trading days previous to the conversion.

The JMJ promissory note was determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature, conversion price reset feature and the redemption option (compound embedded derivative liability). At the date of issuance of the JMJ note, compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the statement of operations. The Company uses the effective interest method to record interest expense from the accretion of the debt discount and accretes the unamortized discount upon conversion which totaled $4,973 for the three months ended March 31, 2013. The estimated debt accretion for subsequent years is $55,869 and $55,691 for years ending December 31, 2013 and 2014, respectively.

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013
(Unaudited)

The following table summarizes the convertible debt activity for the period March 20, 2013, through March 31, 2013:

Description	JMJ	Compound Derivative Liability	Total
Fair value issuances at inception	$165,000	$–	$165,000
Fair value issuances during 2013 (debt discount)	(165,000)	203,420	38,420
Change in fair value	4,973	18,209	23,182
Conversions during	–	–	–
Fair value at March 31, 2013	$4,973	$221,629	$226,602

The Company recorded a net change in fair value of derivatives expense of $18,209 for the three months ended March 31, 2013.

Investor Financing

On July 13, 2012, the Company entered into a three-month secured debt financing agreement with individuals for $1,000,000 with an interest rate of 12% per annum. Under the agreement, as amended, the maturity date was extended to May1, 2013. Both parties under the amendment agreed to apply the Dakota Capital Fund payment of $181,235 including interest as a subset to the bridge note incurring an interest rate at .5% interest per day on a 360 day calendar year. At March 31, 2013, the outstanding principal balance totaled $495,000.

Capital Leases

Banc Leasing Inc. Included in property and equipment at March 31, 2013, the cost of the equipment was $611,000 and the accumulated amortization was $208,724. Amortization of assets under capital leases is included in depreciation expense. The equipment is the primary collateral securing the financing.

Advantage Leasing Inc. Included in vehicles at March 31 2013, the cost of the vehicles was $141,039 and the accumulated amortization was $56,000. Amortization of assets under capital leases is included in depreciation expense. The vehicles are the primary collateral securing the financing.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of March 31, 2013 (in thousands):

Year Ending December 31,
2013	$161
2014	203
2015	26
Thereafter	–
Total minimum lease payments	390
Less amount representing interest	(40)
Present value of net minimum lease payments	350
Current maturities of capital lease obligations	(183)
Long-term portion of capital lease obligations	$167

NOTE 10 - COMMITMENTS

Leases and License Agreements

For the three months ended March 31, 2013 and 2012, rental expenses of approximately $299,000 and $216,000, respectively, were incurred. The Company accounts for rent expense under leases that provide for escalating rentals over the related lease term on a straight-line method. The Company occupies office and tower facilities under several non-cancelable operating lease agreements expiring at various dates through December 2018, and requiring payment of property taxes, insurance, maintenance and utilities.

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013
(Unaudited)

Future minimum lease payments under non-cancelable operating leases as of December 31, 2013 were as follows (in thousands):

Year Ending December 31,	Amount
2013	352
2014	407
2015	401
2016	385
Thereafter	8
Total	$1,553

Banc Leasing Inc.

During August 2007, the Company entered into a contract with Banc Leasing Inc. to fund the Company’s US-Banknet System. Each funding is collateralize by the equipment and normally is repaid over a seven year period with interest established at the date of the inception of the lease. Each lease has a $1 buyout provision. The details of the capital lease are included in Note 9.

NOTE 11 – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts for the three months ended March 31, 2013, are summarized as follows (in thousands):

March 31,
2013
Costs incurred on uncompleted contracts	$23
Estimated profit	16
Gross revenue	39
Less: billings to date	–
Costs and profit in excess of billings	$39

Such amounts are included in the accompanying balance sheet at March 31, 2013, are summarized as follows (in thousands):

March 31,
2013
Cost and estimated earnings in excess of billings on uncompleted contracts	$39

Billings in excess of costs and estimated earnings on uncompleted contracts	–

$39

NOTE 12 - INDUSTRY SEGMENTS

This summary reflects the Company's current segments, as described below.

Energy Broadband, Inc. (EBI)

EBI provides wireless connectivity to rural oil and gas locations primarily via Mobile Broadband Trailers (“MBTs”). EBI provides wireless broadband products and services focusing primarily on commercial customers providing high speed bandwidth to rural North America to serve the oil and gas sector. All sales from external customers are located within the United States.

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

March 31, 2013
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

For the three months ended March 31, 2013 and 2012 (in thousands):

Three Months Ended March 31, 2013	EBI	WBS	ENS	Total Segment	ERF Corporate	Total Consolidated
Revenue	$1,205	$610	$98	$1,913	$–	$1,913
Segment income (loss) from operations	109	(322)	(20)	(233)	(896)	(1,129)
Total assets	3,065	1,873	606	5,544	391	5,935
Capital expenditures	10	61	–	71	14	85
Depreciation	215	207	59	481	7	488

Three Months Ended March 31, 2012	EBI	WBS	ENS	Total Segment	ERF Corporate	Total Consolidated
Revenue	$1,013	$569	$66	$1,648	$–	$1,648
Segment income (loss) from operations	160	(49)	(91)	20	(704)	(684)
Total assets	3,160	2,056	769	5,985	346	6,331
Capital expenditures	331	225	–	556	7	563
Depreciation	154	113	58	325	14	339

Reconciliation of Segment Assets to Total Assets	March 31, 2013	December 31, 2012
Total segment assets	$5,544	$5,989
Total corporate assets	391	282
Total assets	$5,935	$6,271

The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation expense, accounting changes and non-recurring items.

For the three months ended March 31, 2013, two customers accounted for $695,000 and $257,000 of EBI revenues each.

NOTE 13 - SUBSEQUENT EVENTS

Subsequent to March 31, 2013, the Company issued 1,351,631 shares of common stock valued at approximately $780,000 for services rendered, and conversion of debt.

The Company is in negotiations of extending the investor financing note through third quarter 2013.

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

OUR MARKETS AND BUSINESS STRATEGY

Our Company provides critical infrastructure wireless broadband communication products and services to a broad spectrum of customers in primarily rural oil and gas exploration areas of North America. We plan to devote a majority of our financial and personnel resources to develop a long term, internet solution for the energy industry in North America and Canada. The Company’s recent financial results reflect our focus on providing turnkey communications services to the oil and gas industry. These results include but are not limited to the following attributes:

•

The Company reported revenues of $1,913,000 for the quarter ended March 31, 2013, as compared to revenues of $1,648,000 for the same prior period quarter ended March 31, 2012; an increase of $265,000 or 16%.

•

We reported gross profit of $889,000 for the quarter ended March 31, 2013, compared to $780,000 for the same prior period quarter ended March 31, 2012, an increase of $109,000 or 14%. This increase reflects the strong operating margins recognized in our oil and gas internet service operations.

•

The Company reported total comprehensive loss of $1,656,000 for the quarter ended March 31, 2013, as compared to a total comprehensive loss of $969,000 for the same prior period quarter ended March 31, 2012; an increase of $687,000 or 71%.

•

The Company's Energy Broadband, Inc. subsidiary reported revenues of $1,205,000 for the quarter ended March 31, 2013, as compared to revenues of $1,013,000 for the same prior period quarter ended March 31, 2012; an increase of $192,000 or 19%.

.

•

The Company reported an increase of $554,000 or 38% increase in operating expenses in the quarter ended March 31, 2013, as compared to the same prior period quarter ended March 31, 2012. The increase is primarily related to employment and professional expense associated with a headcount increase of 5 employees and approximately $127,455 in legal and professional fees associated with the ongoing arbitration proceedings with Schlumberger pertaining to disputes to resolve certain financial issues contained in the 2009 exclusive reseller agreement and financing transactions in the quarter ended March 31, 2013.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2013, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2012

The following table sets forth summarized consolidated financial information for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
($ in thousands)	2013	2012	$ Change	% Change
Total sales	$1,913	$1,648	$265	16%
Cost of goods sold	1,024	868	156	18%
Gross profit	889	780	109	14%
Percent of total sales	46%	47%
Total operating expenses	2,018	1,464	554	38%
Loss from operations	(1,129)	(684)	(445)	65%
Total other income/(expense)	(524)	(276)	(248)	90%
Consolidated net loss	(1,653)	(960)	(693)	72%
Net income attributable to non-controlling interest	(3)	(5)	2	-40%
Other comprehensive loss	–	(4)	4	-100%
Total comprehensive loss	$(1,656)	$(969)	$(687)	71%

For the three months ended March 31, 2013, the Company's business operations reflected an increase in sales for its EBI, WBS and ENS subsidiaries. For the three months ended March 31, 2013, the Company's consolidated operations generated net sales of $1,913,000 compared to prior-year period net sales of $1,648,000. The $265,000 increase in total sales is primarily attributable to $192,000 increased sales in EBI from deployment of our Mobile Broadband Trailers (MBT’s) in the oil and gas regions. Service sales increased $361,000 and product sales decreased $96,000. For the three months ended March 31, 2013, the Company had a gross profit margin of 46%, compared to a gross profit margin 47% for the prior year period. The $109,000 increase in gross profit margin is primarily attributed to; (i) approximately $185,000 increase in gross margin in EBI attributable to increased sales associated with deployment of MBT’s in oil and gas regions, (ii) $11,000 increase in gross margins in ENS, and (iii) offset with a $86,000 decrease in gross margin in WBS primarily related to increased depreciation and tower rent cost.

SALES INFORMATION

Set forth below are tables presenting summarized sales information for our business segments for the three months ended March 31, 2013 and 2012:

($ in thousands)	Three Months Ended March 31,
Business Segment	2013	% of Total	2012	% of Total	$ Change	% Change
Energy Broadband, Inc.	$1,205	63%	$1,013	61%	$192	19%
Wireless Bundled Services	610	32%	569	35%	41	7%
Enterprise Network Services	98	5%	66	4%	32	48%
Total Sales	$1,913	100%	$1,648	100%	$265	16%

For the three months ended March 31, 2013, net sales increased to $1,913,000 from $1,648,000 for the three months ended March 31, 2012. The overall increase of 16% was attributable to increased sales of $192,000 in EBI, increased sales of $41,000 in WBS, increased sales in ENS of $32,000. The $265,000 increase in net sales is primarily attributable to $192,000 increased sales in EBI are from deployment of our MBT’s in the oil and gas regions.

COST OF GOODS SOLD

The following tables set forth summarized cost of goods sold information for the three months ended March 31, 2013 and 2012:

($ in thousands)	Three Months Ended March 31,
Business Segment	2013	% of Total	2012	% of Total	$ Change	% Change
Energy Broadband, Inc.	$588	57%	$580	67%	$8	1%
Wireless Bundled Services	319	31%	192	22%	127	66%
Enterprise Network Services	117	11%	96	11%	21	22%
Total cost of sales	$1,024	100%	$868	100%	$156	18%

	Three Months Ended March 31,
($ in thousands)	2013	2012	$ Change	% Change

Products and integration service	$394	$455	$(61)	-13%
Rent and maintenance	194	127	67	53%
Depreciation	436	286	150	52%
Total cost of sales	$1,024	$868	$156	18%

For the three months ended March 31, 2013, cost of goods sold increased by $156,000, to $1,024,000 from $868,000 as compared to the three months ended March 31, 2012. The increase of $156,000 in cost of goods sold is primarily attributable to an increased cost of $8,000 in EBI due to increased depreciation and tower rents for expansion and upgrade of networks for deployment of our MBT’s in oil and gas regions, increased cost in WBS of $127,000 due to increased depreciation and tower rents for expansion and upgrade of networks and increased cost in ENS of $21,000.

OPERATING EXPENSES

The following table sets forth summarized operating expense information for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
($ in thousands)	2013	2012	$ Change	% Change

Employment expenses	$1,176	$841	$335	40%
Professional services	458	225	233	104%
Rent and maintenance	123	104	19	18%
Depreciation	52	53	(1)	-2%
Gain on sale of assets	(11)	–	(11)	100%
Other general and administrative	220	241	(21)	-9%
Total operating expenses	$2,018	$1,464	$554	38%

For the three months ended March 31, 2013, operating expenses increased by 38% to $2,018,000, as compared to $1,464,000 for the three months ended March 31, 2012, resulting from:

•	A $335,000 increase in employment expense - primarily attributable to increased employee headcount to 64 at March 31, 2013 from 59 at March 31, 2012;

•	A $233,000 increase in professional services - primarily attributable to consulting, accounting and legal services;

•	A $19,000 increase in rent and maintenance;

•	A $1,000 decrease in depreciation;

•	A $11,000 gain on sale of assets; and

•	A $21,000 decrease in other general and administrative.

OTHER (INCOME) EXPENSE, NET

For the three months ended March 31, 2013, the increase in other expense of $248,000 from the prior year period is primarily attributable to an increase in our interest expense, net on debt obligations totaling $399,000 and offset with a increase in our net derivative income of $151,000 as compared to interest expense, net of $359,000 and derivative income of $83,000 for the three months ended March 31, 2012. The derivative expense/income represents the net unrealized (non-cash) charge during the three months ended March 31, 2013 and 2012, in the fair value of our derivative instrument liabilities related to warrants and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately.

COMPREHENSIVE LOSS

For the three months ended March 31, 2013, our total comprehensive loss was $1,656,000 compared to comprehensive loss of $969,000 for the three months ended March 31, 2012. The increased comprehensive loss for the three months ended March 31, 2013, as compared to the comprehensive loss for three months ended March 31, 2012 is primarily attributable to the factors described above.

CASH FLOWS

The Company's operating activities increased net cash used by operating activities to $1,109,000 in the three months ended March 31, 2013, compared to net cash used of $606,000 in the three months ended March 31, 2012. The increase in net cash used by operating activities was primarily attributable to accounts payable and accrued liabilities compared to the prior year.

The Company's investing activities used net cash of $67,000 in the three months ended March 31, 2013, compared to net cash used of $493,000 in the three months ended March 31, 2012. The decrease in cash provided by investing activities is primarily attributable to specific targeted oil and gas network upgrades to utilize our MBTs to provide service to our customers.

The Company's financing activities provided net cash of $1,114,000 in the three months ended March 31, 2013, compared to $657,000 of cash used in the three months ended March 31, 2012. The cash provided in the three months ended March 31, 2013, was primarily associated with proceeds from debt financings.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2013, the Company's current assets totaled $1,993,000 (including cash and cash equivalents of $56,000) and; total current liabilities were $3,651,000, resulting in negative working capital of $1,658,000. The Company has funded operations during the last three months primarily through borrowings. These borrowings during the three months ended March 31, 2013 were incurred from the Company's line of credit, net totaling $566,000, and convertible debt financing of $1,200,000.

DEBT FACILITIES AND INSTRUMENTS

During December 2012, the Company extended its maturity date of its $12.0 million unsecured revolving credit facility with Angus Capital Partners, a related party, from December 31, 2013 to December 30, 2015. The terms of the unsecured revolving credit facility allow the Company to draw upon the facility as financing requirements dictate and provide for quarterly interest payments at a 12% rate per annum. The payment of principal and interest may be paid in cash, common shares or preferred shares at the Company’s election. At March 31, 2013, the outstanding balance on the line of credit totaled $3,379,000 with a remaining line of credit available of $8,621,000. During the three months ended March 31, 2013, the Company issued 777,825 shares of its Common Stock for the settlement of $338,208 of principal and $101,792 of accrued interest for a total of $440,000 owed to Angus Capital Partners. The Company issued Common Stock at an average price of $0.56 per share calculated based on the closing price the day the debt was settled.

In November 2011, the Company entered into debt financing agreement with Dakota Capital Fund LLC, for financing of up to $3,000,000. During the fourth quarter of 2011, the Company received proceeds of $2,000,000 and had the option of additional funding of $1,000,000 for equipment purchases. This debt facility is secured by certain ERF Wireless assets and there is no prepayment penalty. At March 31, 2013, the outstanding balance on the debt financing agreement totaled $1,623,000 and the Company has elected not to request any additional funds under this credit facility. The payment terms are $178,031 per quarter including interest, at an annual rate of 18% per annum plus 10% of positive operational cash flow as determined on a quarterly basis for repayment of additional principal beginning July 1, 2012. The funding was utilized to purchase equipment to build out networks in oil and gas exploration regions of North America.

During the three months ended March 31, 2013, the Company issued to certain accredited investors a principal amount of $300,000 of E-Series bonds (the "Bonds") in addition to the $687,000 which was outstanding at December 31, 2012. At March 31, 2013, the outstanding principal balance of the Bonds totaled $286,000. The Bonds are due and payable upon maturity, a three-year period from the issuance date. Interest on the Bonds is payable at the rate of 7.5% per annum, and is payable semiannually. The Bondholder may require the Company to convert the Bond (including any unpaid interest) into shares of Common Stock at any time only during the first year. If the Bonds are converted under this option, the Company will issue shares representing 100% of the Bond principal and unpaid interest calculated through maturity. The Common Stock issued under this option will be valued at the average closing price of the common shares for the five days prior to the notification. If the Bond is converted within the first year the Company will issue a three year warrant to purchase one share of EBI Common Stock at a price of $4.00 for every $2.00 of Bond principal.

At the Company's discretion at any time after the first year, the Bonds, including the interest payments calculated through the date of conversions may be redeemed in cash or in shares of our Common Stock, valued at the average last sales price over the 20-trading-day period preceding any payment date. If the Company chooses to issue Common Stock as redemption of the Bond principal, we will issue shares representing a value equal to 125% of the Bond principal and shares representing a value equal to 100% of the Bond interest through redemption date.

On July 13, 2012, the Company entered into a three-month secured debt financing agreement with individuals for $1,000,000 with an interest rate of 12% per annum. Under the agreement, as amended, the maturity date was extended to May1, 2013. Both parties under the amendment agreed to apply the Dakota Capital Fund payment of $181,235.29 including interest as a subset to the bridge note incurring an interest rate at .5% interest per day on a 360 day calendar year. At March 31, 2013, the outstanding principal balance totaled $495,000.

On March 20, 2013, the Company entered into a one year unsecured promissory note debt financing agreement with JMJ Financials for up to $500,000. The note includes a 10% original issue discount that is prorated based on the consideration funded. As of March 20, 2013, the Company received funding of $150,000, bearing interest at a rate of 12% per annum and maturing in one year from the effective date of each payment. The conversion price is the lesser of $0.59 or 60% of the lowest trade price in the 25 trading days previous to the conversion.

ISSUANCE OF COMMON STOCK

During the three months ended March 31, 2013, we issued to various accredited investors 2,524,437 shares for services rendered and debt conversions. We relied on Section 4(2) of the Securities Act in effecting these transactions. During the three months ended March 31, 2013, we issued 270,300 shares of common stock to employees and business consultants, for aggregate consideration of $220,493 of services rendered, pursuant to a registration statement on Form S-8.

USE OF WORKING CAPITAL

We believe our cash and available credit facilities afford us adequate liquidity through March 31, 2014. We anticipate that we will need additional capital in the future to continue to expand our business operations. We have historically financed our operations through private equity and debt financings. We do not have any commitments for equity or debt funding at this time, and additional funding may not be available to us on favorable terms, if at all. As such there is no assurance that we can raise additional capital from external sources, the failure of which could cause us to curtail operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2013, the Company did not have any significant off-balance-sheet arrangements other than certain office and tower facility operating leases requiring minimal commitments under non-cancelable leases disclosed in the Form 10-K.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

During 2011, the Company and Schlumberger were unable to resolve certain financial issues contained in the 2009 exclusive reseller agreement through mediation and the Company has availed itself of binding arbitration as mandated in the contract. The binding arbitration process has been initiated in 2011 and has continued in 2013.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Item 1 of the Company’s Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 29, 2013.

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

In January 2013, 1,067,099 shares of Common Stock at average price of $0.75 were issued for services and debt conversions.

In February 2013, 316,432 shares of Common Stock at average price of $0.73 were issued for services and debt conversions.

In March 2013, 1,140,906 shares of common stock at average price of $0.57 were issued for debt conversions.

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

ERF Wireless, Inc.

By:	/s/ H. Dean Cubley
H. Dean Cubley
Chief Executive Officer
Date:	May 17, 2013

By:	/s/ Richard R. Royall
Richard R. Royall
Chief Financial Officer
Date:	May 17, 2013

