Form 10-Q
period 2013-06-30
ERF Wireless, Inc.
filed 2013-08-16
CIK 1020646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 11,593,803 common shares issued and outstanding as of August 14, 2013

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ERF WIRELESS, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2013, AND DECEMBER 31, 2012
($ in thousands except share data)

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,287	$118
Accounts receivable, net	725	828
Accounts receivable, other	344	346
Inventories	363	377
Costs and estimated earnings in excess of billings on uncompleted contracts	–	35
Prepaid expenses and other current assets	402	221
Total current assets	3,121	1,925

Property and equipment
Property and equipment	11,946	11,644
Less: accumulated depreciation	(8,477)	(7,511)
Net property and equipment	3,469	4,133

Goodwill	176	176
Other assets	36	37

Total assets	$6,802	$6,271

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Notes payable and current portion of long-term debt	$2,973	$1,358
Current portion of long-term capital leases	220	169
Accounts payable	$1,045	$1,226
Accrued expenses	947	1,120
Derivative liabilities	1,107	492
Deferred revenue	8	20
Total current liabilities	6,300	4,385

Line of credit (LOC)	3,027	3,168
Long-term debt, net of current portion	1,133	1,419
Long-term capital leases, net of current portion	231	214
Total liabilities	10,691	9,186

Commitments

Shareholders’ deficit:
Preferred stock - $0.001 par value, 25,000,000 authorized
Series A designated 10,000,000 shares issued and outstanding at June 30, 2013 and December 31, 2012, 8,426,982 and 8,426,982 shares, respectively	8	8
Common stock - $0.001 par value Authorized 975,000,000 shares issued and outstanding at June 30, 2013 and December 31, 2012, 10,244,153 and 5,487,072 shares, respectively	10	6
Additional paid in capital	55,922	52,987
Accumulated deficit	(59,924)	(56,012)
Accumulated other comprehensive loss	(32)	(32)
Total ERF Wireless, Inc. shareholders’ deficit	(4,016)	(3,043)
Non-controlling interest	127	128
Total shareholders’ deficit	(3,889)	(2,915)

Total liabilities and shareholders' deficit	$6,802	$6,271

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2013 AND 2012

(Unaudited)
($ in thousands except loss per share)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012

Sales:
Products	$–	$28	$11	$44
Services	1,563	1,659	3,466	3,291
Total sales	1,563	1,687	3,477	3,335

Costs of goods sold:
Products and integration services	366	537	759	953
Rent, repairs and maintenance	198	173	393	300
Depreciation	435	338	872	624
Total costs of goods sold	999	1,048	2,024	1,877
Gross profit	564	639	1,453	1,458
Operating expenses:
Selling, general and administrative	1,859	1,634	3,836	3,085
Depreciation	52	55	104	107
Total operating expenses	1,911	1,689	3,940	3,192
Loss from operations	(1,347)	(1,050)	(2,487)	(1,734)
Other income (expense):
Interest expense, net	(1,030)	(320)	(1,789)	(679)
Derivative income	104	18	339	101
Gain on sale of assets	13	–	24	–
Total other (expense) income	(913)	(302)	(1,426)	(578)
Consolidated net loss	(2,260)	(1,352)	(3,913)	(2,312)

Net loss (income) attributable to non-controlling interest	4	(3)	1	(8)
Net loss attributable to ERF Wireless, Inc.	(2,256)	(1,355)	(3,912)	(2,320)
Other comprehensive (loss):
Unrealized loss on securities held for resale	–	(2)	–	(6)
Total other comprehensive loss	–	(2)	–	(6)
Total comprehensive loss	$(2,256)	$(1,357)	$(3,912)	$(2,326)

Basic loss per common share:
Net loss	$(0.24)	$(0.46)	$(0.48)	$(0.87)
Net loss attributable to ERF Wireless, Inc.	$(0.24)	$(0.46)	$(0.48)	$(0.87)

Diluted loss per common share:
Net loss	$(0.24)	$(0.46)	$(0.48)	$(0.87)
Net loss attributable to ERF Wireless, Inc.	$(0.24)	$(0.46)	$(0.48)	$(0.87)

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(Unaudited)
($ in thousands)

	2013	2012

Cash flows from operating activities
Net loss	$(3,913)	$(2,312)

Adjustments to reconcile net loss to net cash used by operating activities:
Gain on sale of assets	(24)	–
Amortization of debt discount	892	128
Depreciation	976	731
Stock issued for services rendered, interest and compensation	709	214
Derivative income	(339)	(101)
Bad debt expense	17	–
Changes in:
Accounts receivable, net	86	(59)
Accounts receivable, other	2	(127)
Inventories	7	(53)
Prepaid expenses and other current assets	167	155
Costs and profits in excess of billings	35	–
Accounts payable	(181)	360
Accrued expenses	(97)	414
Deferred revenue	(12)	(1)
Total adjustment	2,238	1,661
Net cash used by operating activities	(1,675)	(651)

Cash flows from investing activities
Purchase of property and equipment	(168)	(906)
Proceeds from sale of assets	34	–
Change in other assets	1	31
Net cash used by investing activities	(133)	(875)

Cash flows from financing activities
Net proceeds from line of credit	774	319
Proceeds from long-term debt obligations	2,916	845
Payment of long-term debt obligations	(632)	(7)
Payment on capital lease obligations	(81)	(73)
Net cash provided by financing activities	2,977	1,084

Net change in cash and cash equivalents	1,169	(442)
Cash and cash equivalents at the beginning of the period	118	591
Cash and cash equivalents at the end of the period	$1,287	$149

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest	$125	$209
Income taxes	$–	$–

Supplemental non-cash investing and financing activities:
Conversion of debt through issuance of common stock	$1,139	$155
Conversion of preferred stock to common stock	$–	$70
Conversion of LOC and interest through issuance of common stock	$1,113	$1,275
Unrealized loss on securities held for resale	$–	$(6)
Transfer of subsidiary equity to non-controlling interest	$–	$107
Property and equipment financed with debt and capital leases	$148	$73

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
FOR THE PERIODS ENDED JUNE 30, 2013 AND DECEMBER 31, 2012
(in thousands)

	Common Stock		Preferred Stock		Additional Paid in	Accumulated	Accumulated Comprehensive	Non-controlling	Total Shareholders’
	Shares	Value	Shares	Value	Capital	Deficit	Income	Interest	Deficit

Total shareholders’ deficit as of December 31, 2011	2,161	$2	8,579	$9	$49,121	$(51,198)	$(25)	$–	$(2,091)

Net loss	–	–	–	–	–	(4,814)	–	21	(4,793)

New stock issued to shareholders:
Conversion of preferred stock to common stock	270	–	(270)	(1)	1	–	–	–	–
For services, compensation and interest	440	1	–	–	620	–	–	–	621
For retirement of debt	393	1	–	–	534	–	–	–	535
Conversion of LOC and interest to preferred stock	–	–	118	–	124	–	–	–	124
Stock based compensation	–	–	–	–	–	–	–	–	–
Conversion of LOC and interest to common stock	2,223	2	–	–	2,587	–	–	–	2,589
Transfer of subsidiary equity to non-controlling interest	–	–	–	–		–	–	107	107
Unrealized loss on securities held for resale	–	–	–	–	–	–	(7)	–	(7)

Total shareholders’ deficit as of December 31, 2012	5,487	6	8,427	8	52,987	(56,012)	(32)	128	(2,915)

Net loss	–	–	–	–	–	(3,912)	–	(1)	(3,913)

New stock issued to shareholders:
For services, compensation, interest and prepaids	1,131	1	–	–	708	–	–	–	709
For retirement of debt	1,546	1	–	–	1,138	–	–	–	1,139
Conversion of LOC and interest to common stock	2,080	2	–	–	1,111	–	–	–	1,113
Derivative liability	–	–	–	–	(22)	–	–	–	(22)
Total shareholders’ deficit as of June 30, 2013 (unaudited)	10,244	$10	8,427	$8	$55,922	$(59,924)	$(32)	$127	$(3,889)

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013
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

June 30, 2013
(Unaudited)

Recent Accounting Pronouncements

Management does not anticipate that the recently issued but not yet effective accounting pronouncements will materially impact the Company’s financial condition.

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable consists of the following (in thousands):

	June 30,	December 31,
	2013	2012
Accounts receivable	$752	$838
Allowance for doubtful accounts	(27)	(10)
Accounts receivable, net	$725	$828

NOTE 3 - INVENTORIES

Inventories are valued at the lower of cost or market. The cost is determined by using the average cost method. Inventories consist of the following items as of June 30, 2013 and December 31, 2012, in thousands:

	June 30,	December 31,
	2013	2012
Raw material	$46	$46
Work in process	76	115
Finished goods	241	216
Total inventory	$363	$377

NOTE 4 - DEBT CONVERSION

(a) Line of Credit

During the six months ended June 30, 2013, the Company issued 2,080,000 shares of its Common Stock (as defined below) for the settlement of $916,000 of principal and $197,000 of accrued interest for a total amount of $1,113,000 owed to Angus Capital Partners. The Company issued Common Stock at an average price of $0.53 per share calculated based on the closing price the day the debt was settled. See Note 9 for additional information on this facility.

(b) Other Debt

During the six months ended June 30, 2013, the Company issued 1,546,000 and 408,000 shares of its Common Stock for the settlement of principal amount of $1,139,000 and $197,000 of accrued interest, respectively, for a total of $1,336,000. The Company issued Common Stock at an average price of $.68 per share calculated based on the closing price the day the debt was settled.

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013
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

Common Stock

As of June 30, 2013 and December 31, 2012, there were 10,244,153 and 5,487,072 shares of its Common Stock issued and outstanding, respectively.

During the six months ended June 30, 2013, the Company issued 4,757,081 shares of Common Stock which was valued at the closing market price on the date of issuance of such shares, which were issued in lieu of cash as payment for the following (in thousands).

June 30, 2013	Supplemental Non-Cash Disclosure
Professional fees	$247
Services and compensation	255
Other services rendered	207
Total for services, compensation and interest	$709

Notes payable	$1,139
Line of credit and interest	$1,113

Preferred Stock

The Company has 25,000,000 shares of Preferred Stock authorized of which 10,000,000 shares had been designated as Series A Preferred Stock (“Series A Preferred Stock”). There were 8,426,982 shares of Series A Preferred Shares issued and outstanding at June 30, 2013 and December 31, 2012. With respect to the Series A Preferred Stock outstanding at June 30, 2013, the Company would be required to issue 8,426,982 shares of its Common Stock upon conversion.

ERF Wireless, Inc Distribution of EBI Equities to Non-controlling Interest

As of June 30, 2013, the Company had issued 725,611 shares of EBI as a stock dividend and three year warrant expiring December 31, 2014, to purchase 725,611 shares of EBI Common Stock at an exercise price of $4.00 per share and three year warrant expiring December 31, 2014, to purchase 725,611 shares of EBI Common Stock at an exercise price of $6.00; such issuances are valued at $107,000. The Company expects to issue the remaining stock dividends during calendar year 2013. No stock dividends were issued during the six months ended June 30, 2013.

Warrants

During 2013, the Company entered into a convertible promissory note with Tonaquint, Inc for $791,500 and issued five year warrants to purchase 148,406 shares of common stock at $.80 per share, expiring March 2018.

During 2013, the Company entered into a convertible promissory note with Willow Creek Capital for $244,200 and issued five year warrants to purchase 48,775 shares of common stock at $.751 per share, expiring April 2018.

During 2013, the Company entered into a convertible promissory note with Vista Capital for $60,500 and issued five year warrants to purchase 14,405 shares of common stock at $.80 per share, expiring April 2018.

The following tables set forth summarized warrants that are issued, outstanding and exercisable for the six months ended June 30, 2013:

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013
(Unaudited)

Warrants Outstanding
Weighted Average Exercise Price	Expiration Date	December 31, 2012	Issued	Exercised	Expired	June 30, 2013
$0.80	Mar-18	–	148,406	–	–	148,406
$0.80	Apr-18	–	14,405	–	–	14,405
$0.75	Apr-18	–	48,775	–	–	48,775

Total Warants		–	211,586	–	–	211,586

NOTE 6 – STOCK PLAN

In May 2013, the board of directors adopted a non-qualified stock option plan whereby 1,000,000 shares were reserved for issuance. As of June 30, 2013, 108,636 shares of Common Stock were issued and outstanding to certain employees and consultants for services rendered under the plan. This plan is for key employees, officers, directors, and consultants of ERF Wireless, Inc.

Non-Qualified Stock Option Plan, May 2013	2013-A
Plan
Shares initially reserved	1,000,000

Shares issued during 2013	108,636

Remaining shares available to be issued at June 30, 2013	891,364

Shares issued and outstanding as of June 30, 2013	108,636

In December 2012, the board of directors adopted a non-qualified stock option plan whereby 450,000 shares were reserved for issuance. As of June 30, 2013, 450,000 shares of Common Stock were issued and outstanding to certain employees and consultants for services rendered under the plan. This plan is for key employees, officers, directors, and consultants of ERF Wireless, Inc.

Non-Qualified Stock Option Plan, December 2012	2013
Plan
Shares initially reserved	450,000

Shares issued during 2012 and 2013	450,000

Remaining shares available to be issued at June 30, 2013	–

Shares issued and outstanding as of June 30, 2013	450,000

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013
(Unaudited)

NOTE 7 - EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share of Common Stock (in thousands, except per share amount):

	For the three months ended June 30, 2013
	Net loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net loss	$(2,260)	9,600	$(0.24)
Income attributable to non-controlling interest	$4	9,600	$–
Net loss attributable to ERF Wireless, Inc.	$(2,256)	9,600	$(0.24)
Diluted EPS:
Net loss	$(2,260)	9,600	$(0.24)
Income attributable to non-controlling interest	$4	9,600	$–
Net loss attributable to ERF Wireless, Inc.	$(2,256)	9,600	$(0.24)

	For the three months ended June 30, 2012
	Net loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net loss	$(1,352)	2,919	$(0.46)
Loss attributable to non-controlling interest	$(3)	2,919	$–
Net loss attributable to ERF Wireless, Inc.	$(1,355)	2,919	$(0.46)
Diluted EPS:
Net loss	$(1,352)	2,919	$(0.46)
Loss attributable to non-controlling interest	$(3)	2,919	$–
Net loss attributable to ERF Wireless, Inc.	$(1,355)	2,919	$(0.46)

	For the six months ended June 30, 2013
	Net loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net loss	$(3,913)	8,219	$(0.48)
Income attributable to non-controlling interest	$1	8,219	$–
Net loss attributable to ERF Wireless, Inc.	$(3,912)	8,219	$(0.48)
Diluted EPS:
Net loss	$(3,913)	8,219	$(0.48)
Income attributable to non-controlling interest	$1	8,219	$–
Net loss attributable to ERF Wireless, Inc.	$(3,912)	8,219	$(0.48)

	For the six months ended June 30, 2012
	Net loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net loss	$(2,312)	2,653	$(0.87)
Loss attributable to non-controlling interest	$(8)	2,653	$–
Net loss attributable to ERF Wireless, Inc.	$(2,320)	2,653	$(0.87)
Diluted EPS:
Net loss	$(2,312)	2,653	$(0.87)
Loss attributable to non-controlling interest	$(8)	2,653	$–
Net loss attributable to ERF Wireless, Inc.	$(2,320)	2,653	$(0.87)

For the six months ended June 30, 2013, dilutive securities existed, but due to the Company’s net loss there is an anti-dilutive effect. Diluted earnings per share reflect the potential dilution of security that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities.

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013
(Unaudited)

The calculation of diluted earnings per share for the six months ended June 30, 2013 does not include 622,000 shares of Common Stock underlying the Bonds (as define below); 211,586 of warrants underlying promissory convertible debt, 2,742,400 shares of Common stock underlying promissory convertible debt and 8,426,982 shares of Common Stock underlying the Series A Preferred Stock, due to their anti-dilutive effect.

NOTE 8 - MAJOR CUSTOMERS

The Company had gross sales of approximately $3,477,000 and $3,335,000 for the six months ended June 30, 2013 and 2012, respectively. The Company had two customers that met the required disclosure of 10% that represented 33% and 12% of the gross sales and 46% and 24% of total accounts receivable during the six months ended June 30, 2013. Additionally, the Company had two customers that met the required disclosure of 10% that represented 36% and 16% of the gross sales and 34% and 24% of total accounts receivable during the six months ended June 30, 2012.

NOTE 9 – NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASES

Notes payable, long-term debts and capital leases consist of the following as of June 30, 2013 (in thousands):

	Terms	Maturity Date	Interest Rate	Gross Balance	Debt Discount	Balance
Banc leasing, Inc.	$10,660 / Month including interest	January-15	11.62%	$184	$–	$184
Advantage leasing associates	$7,186 / Month including interest	Various	Various	122	–	122
Legacy laser services Dallas, LLC	$7,252 / Month including interest	May-16	42.00%	145	–	145
MP Nexlevel LLC	$7,043 / Month including interest	May-14	10.00%	74	–	74
Tonaquint	$791,500 / Lump sum payment including interest	September-13	12.00%	792	308	484
JMJ Financial	$165,000 / Lump sum payment including interest	March-14	12.00%	275	260	15
Vista capital	$60,500 / Lump sum payment including interest	October-13	12.00%	60	42	18
Willow creek capital	$244,200 / Lump sum payment including interest	October-13	12.00%	244	165	79
TCA global line of credit	$139,523 / Month including interest	July-14	12.00%	1,500	238	1,262
Investor financing	$495,000 / Lump sum payment including interest	September-13	12.00%	488	–	488
Premium assignment	$1,495 / Month including interest	July-13	6.00%	6	–	6
Dakota capital equipment financing	$178,031 / Quarterly including interest	March-16	18.00%	1,623	42	1,581
E-bond investor notes	3 years/ Semiannual interest (See below)	Various	7.50%	311	212	99
Line of credit	2 years/ Quarterly interest (See below)	December-15	12.00%	3,027	–	3,027
Total debt				$8,851	$1,267	7,584
Less current maturities						(3,193)
Long-term debt						$4,391

Notes payable, long-term debts and capital leases consist of the following as of December 31, 2012 (in thousands):

	Terms	Maturity Date	Interest Rate	Gross Balance	Debt Discount	Balance
Banc leasing, Inc.	$10,660 / Month including interest	January-15	11.62%	$227	$–	$227
Advantage leasing associates	$7,186 / Month including interest	Various	Various	156	–	156
MP Nexlevel LLC	$7,043 / Month including interest	May-14	10.00%	111	–	111
Investor financing	$765,000 / Lump sum payment including interest	January-13	12.00%	765	–	765
Premium assignment	$1,495 / Month including interest	July-13	6.00%	17	–	17
Dakota capital equipment financing	$178,031 / Quarterly including interest	March-16	18.00%	1,820	57	1,763
E-bond investor notes	3 years/ Semiannual interest (See below)	Various	7.50%	687	566	121
Line of credit	2 years/ Quarterly interest (See below)	December-15	12.00%	3,168	–	3,168
Total debt				$6,951	$623	6,328
Less current maturities						(1,527)
Long-term debt						$4,801

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013
(Unaudited)

Line of Credit

During December 2012, the Company extended its maturity date of its $12.0 million unsecured revolving credit facility with Angus Capital Partners, a related party, from December 31, 2013 to December 30, 2015. The terms of the unsecured revolving credit facility allow the Company to draw upon the facility as financing requirements dictate and provide for quarterly interest payments at a 12% rate per annum. The payment of principal and interest may be paid in cash, common shares or preferred shares at the Company’s election. At June 30, 2013, the outstanding balance on the line of credit totaled $3,027,000 with a remaining line of credit available of $8,973,000.

During the six months ended June 30, 2013, the Company issued 2,080,000 shares of its Common Stock for the settlement of $916,000 of principal and $197,000 of accrued interest for a total amount of $1,113,000 owed to Angus Capital Partners. The Company issued Common Stock at an average price of $0.53 per share calculated based on the closing price the day the debt was settled.

E-Series Bond Investor Note

During the six months ended June 30, 2013, the Company issued to certain accredited investors a principal amount of $325,000 of E-Series bonds (the "Bonds") in addition to the $687,000 which was outstanding at December 31, 2012. At June 30, 2013, the outstanding principal balance of the Bonds totaled $311,000. The Bonds are due and payable upon maturity, a three-year period from the issuance date. Interest on the Bonds is payable at the rate of 7.5% per annum, and is payable semiannually. The Bondholder may require the Company to convert the Bond (including any unpaid interest) into shares of Common Stock at any time only during the first year. If the Bonds are converted under this option, the Company will issue shares representing 100% of the Bond principal and unpaid interest calculated through maturity. The Common Stock issued under this option will be valued at the average closing price of the common shares for the five days prior to the notification. If the Bond is converted within the first year the Company will issue a three-year warrant to purchase one share of EBI Common Stock at a price of $4.00 for every $2.00 of Bond principal.

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

The Bonds were determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature and the redemption option (compound embedded derivative liability). At the date of issuance of the Bond, compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the statement of operations. The Company uses the effective interest method to record interest expense from the accretion of the debt discount and accretes the unamortized discount upon conversion which totaled $492,895 for the six months ended June 30, 2013. The estimated debt accretion for subsequent years is $29,637, $92,678, and $89,560 for years ending December 31, 2013, 2014, and 2015, respectively.

The following table summarizes the convertible debt activity for the period January 1, 2013, thru June 30, 2013:

Description	Bonds	Compound Derivative Liability	Total
Fair value at December 31, 2012	$121,446	$492,043	$613,489
Fair value issuances during 2013 (principal amount)	325,000	–	325,000
Fair value issuances during 2013 (debt discount)	(139,216)	139,216	–
Change in fair value	492,895	(59,079)	433,816
Conversions	(701,000)	(443,611)	(1,144,611)
Fair value at June 30, 2013	$99,125	$128,569	$227,694

The Company recorded a net change in fair value of derivatives of $59,079 and a gain on debt redemption of $156,791 for a total net derivative income of $215,870 for the six months ended June 30, 2013.

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013
(Unaudited)

Dakota Capital Fund LLC Equipment Financing

In November 2011, the Company entered into debt financing agreement with Dakota Capital Fund LLC, for financing of up to $3,000,000. During the fourth quarter of 2011, the Company received proceeds of $2,000,000 and had the option of additional funding of $1,000,000 for equipment purchases. This debt facility is secured by certain ERF Wireless assets and there is no prepayment penalty. At June 30, 2013, the outstanding balance on the debt financing agreement totaled $1,623,000 and the Company has elected not to request any additional funds under this credit facility. The payment terms are $178,031 per quarter including interest, at an annual rate of 18% per annum plus 10% of positive operational cash flow as determined on a quarterly basis for repayment of additional principal beginning July 1, 2012. The funding was utilized to purchase equipment to build out networks in oil and gas exploration regions of North America.

The Company issued 30,000 shares of Common Stock for the consummation of the initial $2,000,000 debt financing agreement from Dakota Capital Fund LLC resulting in a debt discount of $93,600. The Company uses the effective interest method to record interest expense from the accretion of the debt discount and accretes the unamortized discount upon conversion which totaled $15,890 for the six months ended June 30, 2013. The estimated debt accretion for subsequent years is $17,124 and $24,611 for years ending December 31, 2013, and 2014, respectively.

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

The Tonaquint promissory note was determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature, conversion price reset feature and the redemption option (compound embedded derivative liability). At the date of issuance of the Tonaquint note, compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the statement of operations. The Company uses the effective interest method to record interest expense from the accretion of the debt discount and accretes the unamortized discount upon conversion which totaled $280,799 for the six months ended June 30, 2013. The estimated debt accretion for the remainder of 2013 is $307,925.

The following table summarizes the convertible debt activity for the period March 5, 2013, through June 30, 2013:

Description	Tonaquint	Warrant Compound Derivative Liability	Compound Derivative Liability	Total
Fair value issuances at inception	$791,500	$–	$–	$791,500
Fair value issuances during 2013 (debt discount)	(588,724)	16,400	256,224	(316,100)
Change in fair value	280,799	(7,211)	(3,049)	270,539
Conversions during	–		–	–
Fair value at June 30, 2013	$483,575	$9,189	$253,175	$745,939

The Company recorded a net change in fair value of derivative income of $16,485 for the six months ended June 30, 2013.

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013
(Unaudited)

JMJ Financial Convertible Promissory Note

On March 20, 2013, the Company entered into a one year unsecured promissory note debt financing agreement with JMJ Financial for (“JMJ”) up to $500,000 at the sole discretion of additional consideration with the Lender. The note includes a 10% original issue discount that is prorated based on the consideration funded. The Company also paid holder an origination fee in the amount of $40,500 in 144 Stock (50,000 shares) at the closing bid price of the Company’s Common Stock. As of June 30, 2013 the Company has received funding of $250,000, bearing interest at a rate of 12% per annum and maturing in one year from the effective date of each payment. The conversion price is the lesser of $0.59 or 60% of the lowest trade price in the 25 trading days previous to the conversion.

The JMJ promissory note was determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature, conversion price reset feature and the redemption option (compound embedded derivative liability). At the date of issuance of the JMJ note, compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the statement of operations. The Company uses the effective interest method to record interest expense from the accretion of the debt discount and accretes the unamortized discount upon conversion which totaled $14,506 for the six months ended June 30, 2013. The estimated debt accretion for subsequent years is $80,926 and $179,568 for years ending December 31, 2013 and 2014, respectively.

The following table summarizes the convertible debt activity for the period March 20, 2013, through June 30, 2013:

Description	JMJ	Compound Derivative Liability	Total

Fair value issuances at inception	$275,000	$–	$275,000
Fair value issuances during 2013 (debt discount)	(275,000)	323,307	48,307
Change in fair value	14,506	(29,144)	(14,638)
Conversions during	–	–	–
Fair value at June 30, 2013	$14,506	$294,163	$308,669

The Company recorded a net change in fair value of derivatives income of $29,144 for the six months ended June 30, 2013.

Willow Creek Capital Convertible Promissory Note

On April 2, 2013, the Company entered into a six month convertible promissory note secured debt financing agreement with Willow Creek Capital, LLC, for $244,200, bearing interest at a rate of 12% per annum and maturing October 01, 2013. The note also includes a 10% OID of $20,000 based on the consideration funded, prepaid interest of $22,200 and $2,000 in legal and other expense. The Company also paid holder an origination fee in the amount of $109,890 in 144 Stock (146,325 shares) at the closing bid price of the Company’s Common Stock. The holder may require the Company to convert the outstanding principal balance (including any unpaid interest) into shares of 144 Common Stock at any time during the six months term of the note or thereafter. The Common Stock issued will be valued using a conversion factor of 80% the average of the lowest two (2) trading prices common shares during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. If the average two (2) lowest trading prices is less than $0.33, then the conversion factor will be reduced to 70%. The holder will be entitled to purchase from the Company five year warrants expiring April 2, 2018 to purchase 48,775 shares of ERF Common Stock at an exercise price of $0.751 or the per-share price at which the Common Stock is sold in an underwritten public offering that closes on or before the date that is six (6) months from the issue date, as may be adjusted from time to time pursuant to the terms and conditions of this Warrant.

The Willow Creek promissory note was determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature, conversion price full ratchet reset feature and the redemption option (compound embedded derivative liability). At the date of issuance of the Willow Creek note, compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the statement of operations. The Company uses the effective interest method to record interest expense from the accretion of the debt discount and accretes the unamortized discount upon conversion which totaled $78,827 for the six months ended June 30, 2013. The estimated debt accretion for the remaining 2013 is $165,373.

The following table summarizes the convertible debt activity for the period April 2, 2013, thru June 30, 2013:

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013
(Unaudited)

Description	Willowcreek	Compound Derivative Liability	Total

Fair value issuances at inception	$244,200	$–	$244,200
Fair value issuances during 2013 (debt discount)	(244,200)	255,000	10,800
Change in fair value	78,827	(33,198)	45,629
Conversions during	–	–	–
Fair value at June 30, 2013	$78,827	$221,802	$300,629

The Company recorded a net change in fair value of derivative income of $33,198 for the six months ended June 30, 2013.

Vista Capital Convertible Promissory Note

On April 4, 2013, the Company entered into a six month convertible promissory note secured debt financing agreement with Vista Capital Investments, LLC, for $60,500, bearing interest at a rate of 12% per annum and maturing October 04, 2013. The note also includes a 10% OID of $5,000 based on the consideration funded, prepaid interest of $5,500. The Company also paid holder an origination fee in the amount of $21,175 in 144 Stock (33,611 shares) at the closing bid price plus of the Company’s Common Stock. The holder may require the Company to convert the outstanding principal balance (including any unpaid interest) into shares of 144 Common Stock at any time during the six months term of the note or thereafter. The Common Stock issued will be valued using a conversion factor of 80% the average of the lowest two (2) trading prices common shares during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. If the average two (2) lowest trading prices is less than $0.33, then the conversion factor will be reduced to 70%. The holder will be entitled to purchase from the Company five year warrants expiring April 04, 2018 to purchase 14,405 shares of ERF Common Stock at an exercise price of $0.80 or the per-share price at which the Common Stock is sold in an underwritten public offering that closes on or before the date that is six (6) months from the issue date, as may be adjusted from time to time pursuant to the terms and conditions of this Warrant.

The Vista promissory note was determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature, conversion price full ratchet reset feature and the redemption option (compound embedded derivative liability). At the date of issuance of the Vista note, compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the statement of operations. The Company uses the effective interest method to record interest expense from the accretion of the debt discount and accretes the unamortized discount upon conversion which totaled $18,340 for the six months ended June 30, 2013. The estimated debt accretion for the remaining 2013 is $42,160.

The following table summarizes the convertible debt activity for the period April 4, 2013, thru June 30, 2013:

Description	Vista	Compound Derivative Liability	Total

Fair value issuances at inception	$60,500	$–	$60,500
Fair value issuances during 2013 (debt discount)	(60,500)	70,967	10,467
Change in fair value	18,340	(10,560)	7,780
Conversions during	–	–	–
Fair value at June 30, 2013	$18,340	$60,407	$78,747

The Company recorded a net change in fair value of derivatives income of $10,560 for the six months ended June 30, 2013.

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013
(Unaudited)

TCA Global Convertible Promissory Note

On June 28, 2013, the Company entered into a twelve month convertible promissory note secured debt financing agreement with TCA Global Credit Master Fund for $1,500,000, bearing interest at a rate of 12% per annum and maturing July 28, 2014. The note also includes $153,300 in commitment fees; due diligence fees; document review fees; service fees; legal; and other expense. The holder may require the Company to convert the outstanding principal balance (including any unpaid interest) into shares of 144 Common Stock at any time during the twelve months term of the note or thereafter. The Common Stock issued will be valued using a conversion factor of 85% the average VWAP trading price during the five (5) trading day period ending on the latest complete trading day prior to the conversion date.

The TCA Global promissory note was determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature and the redemption option (compound embedded derivative liability). At the date of issuance of the TCA Global note, compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the statement of operations. The Company uses the effective interest method to record interest expense from the accretion of the debt discount and accretes the unamortized discount upon conversion which totaled $362 for the six months ended June 30, 2013. The estimated debt accretion for the remaining 2013 is $237,950.

The following table summarizes the convertible debt activity for the period June 28, 2013, thru June 30, 2013:

Description	TCA Global	Compound Derivative Liability	Total

Fair value issuances at inception	$1,500,000	$–	$1,500,000
Fair value issuances during 2013 (debt discount)	(238,312)	138,312	(100,000)
Change in fair value	362	1,738	2,100
Conversions during	–	–	–
Fair value at June 30, 2013	$1,262,050	$140,050	$1,402,100

The Company recorded a net change in fair value of derivatives expense of $1,738 for the six months ended June 30, 2013.

Investor Financing

On July 13, 2012, the Company entered into a three-month secured debt financing agreement with individuals for $1,000,000 with an interest rate of 12% per annum. Under the agreement, as amended, the maturity date was extended to September, 2013. Both parties under the amendment agreed to apply the Dakota Capital Fund payment of $181,235 including interest as a subset to the bridge note incurring an interest rate at .5% interest per day on a 360 day calendar year. At June 30, 2013, the outstanding principal balance totaled $488,000. The Company is in negotiations of extending the investor financing note through 3rd quarter 2013.

Capital Leases

Banc Leasing Inc. Included in property and equipment at June 30, 2013, the cost of the equipment was $610,900 and the accumulated amortization was $432,721. Amortization of assets under capital leases is included in depreciation expense. The equipment is the primary collateral securing the financing.

Advantage Leasing Inc. Included in vehicles at June 30, 2013, the cost of the vehicles was $234,614 and the accumulated amortization was $113,126. Amortization of assets under capital leases is included in depreciation expense. The vehicles are the primary collateral securing the financing.

Legacy Laser Services Dallas, LLC Included in property and equipment at June 30, 2013, the cost of the equipment was $148,003 and the accumulated amortization was $6,000. Amortization of assets under capital leases is included in depreciation expense. The equipment is the primary collateral securing the financing.

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013
(Unaudited)

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of June 30, 2013 (in thousands):

Year Ending December 31,
2013	$151
2014	290
2015	113
2016	36
Thereafter	–
Total minimum lease payments	590
Less amount representing interest	(139)
Present value of net minimum lease payments	451
Current maturities of capital lease obligations	(220)
Long-term portion of capital lease obligations	$231

NOTE 10 - COMMITMENTS

Leases and License Agreements

For the six months ended June 30, 2013 and 2012, rental expenses of approximately $596,000 and $476,000, respectively, were incurred. The Company accounts for rent expense under leases that provide for escalating rentals over the related lease term on a straight-line method. The Company occupies office and tower facilities under several non-cancelable operating lease agreements expiring at various dates through December 2018, and requiring payment of property taxes, insurance, maintenance and utilities.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2013 were as follows (in thousands):

Year Ending December 31,	Amount
2013	468
2014	779
2015	707
2016	610
Thereafter	125
Total	$2,689

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

NOTE 11 – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts for the six months ended June 30, 2013, are summarized as follows (in thousands):

June 30,
2013
Costs incurred on uncompleted contracts	$51
Estimated profit	57
Gross revenue	108
Less: billings to date	108
Costs and profit in excess of billings	$–

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013
(Unaudited)

Such amounts are included in the accompanying balance sheet at June 30, 2013, are summarized as follows (in thousands):

June 30,
2013
Cost and estimated earnings in excess of billings on uncompleted contracts	$–

Billings in excess of costs and estimated earnings on uncompleted contracts	–

$–

NOTE 12 - RELATED PARTY TRANSACTIONS

In May 2013, the Company entered into a capital lease agreement with Legacy Laser Services Dallas, LLC and Principal and Managing Member Manny M. Carter, a related party whereby Manny M. Carter is a Board of Director of ERF Wireless Inc. At June 30, 2013, the outstanding balance on the capital leases totaled $145,000. The payment terms are $7,252 per month including interest, at an annual rate of 42% per annum. The capital leased equipment is to be utilized in our networks in oil and gas exploration regions. The equipment is the primary collateral securing the financing.

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

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013
(Unaudited)

For the six months ended June 30, 2013 and 2012 (in thousands):

Three Months Ended June 30, 2013	EBI	WBS	ENS	Total Segment	ERF Corporate	Total Consolidated
Revenue	$809	$597	$157	$1,563	$–	$1,563
Segment income (loss) from operations	(128)	(350)	25	(453)	(894)	(1,347)
Total assets	2,857	1,690	521	5,068	1,734	6,802
Capital expenditures	186	45	–	231	–	231
Depreciation	215	205	59	479	8	487

Three Months Ended June 30, 2012	EBI	WBS	ENS	Total Segment	ERF Corporate	Total Consolidated
Revenue	$1,022	$579	$86	$1,687	$–	$1,687
Segment income (loss) from operations	74	(143)	(75)	(144)	(906)	(1,050)
Total assets	3,235	2,155	702	6,092	211	6,303
Capital expenditures	199	215	–	414	3	417
Depreciation	165	157	58	380	13	393

Six Months Ended June 30, 2013	EBI	WBS	ENS	Total Segment	ERF Corporate	Total Consolidated
Revenue	$2,014	$1,208	$255	$3,477	$–	$3,477
Segment income (loss) from operations	(19)	(672)	5	(686)	(1,801)	(2,487)
Total assets	2,857	1,690	521	5,068	1,734	6,802
Capital expenditures	196	105	–	301	15	316
Depreciation	430	412	117	959	17	976

Six Months Ended June 30, 2012	EBI	WBS	ENS	Total Segment	ERF Corporate	Total Consolidated
Revenue	$2,035	$1,149	$151	$3,335	$–	$3,335
Segment income (loss) from operations	234	(191)	(167)	(124)	(1,610)	(1,734)
Total assets	3,235	2,155	702	6,092	211	6,303
Capital expenditures	530	440	–	970	9	979
Depreciation	319	269	117	705	26	731

Reconciliation of Segment Assets to Total Assets	June 30, 2013	December 31, 2012
Total segment assets	$5,068	$5,989
Total corporate assets	1,734	282
Total assets	$6,802	$6,271

The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation expense, accounting changes and non-recurring items.

For the six months ended June 30, 2013, two customers accounted for $1,138,000 and $425,000 of EBI revenues each.

NOTE 14 - SUBSEQUENT EVENTS

Subsequent to June 30, 2013, the Company issued 1,349,650 shares of common stock valued at approximately $569,000 for services rendered, and conversion of debt.

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

The Company’s financial results reflect the Company’s continued focus on expanding our turnkey communications services to the oil and gas industry. The following reflects the three and six month activity ended June 30, 2013.

•	The Company reported overall consolidated revenues of $1,563,000 for the quarter ended June 30, 2013 as compared to $1,687,000 for the same prior year quarter ended June 30, 2012; a decrease of $124,000 or 7%. The overall decrease was comprised of a $213,000 decrease in revenues in our oil and gas operations subsidiary, Energy Broadband, Inc., due to lower oil and gas sales to one of our major customers and an overall drop in U.S. rig count, offset with an increase of $18,000 from our wireless bundled services and a $71,000 increase in our enterprise network services.

•	The Company’s Energy Broadband, Inc. subsidiary reported revenues of $2,014,000 for the six months ended June 30, 2013 as compared to revenues of $2,035,000 for the same prior year six month quarter ended June 30, 2012; a decrease of $21,000 or 1%.

•	The Company reported Gross Profit of $564,000 for the quarter ended June 30, 2013 as compared to $639,000 for the same prior year quarter ended June 30, 2012; a decrease of $75,000 or 12%. This 12% decrease in Gross Profits is primarily due to lower oil and gas sales to one of our major customers. The Gross Profit for the six months ended June 30, 2013 as compared to June 30, 2012 reflects showed no change in the margins.

•	The Company reported a Consolidated Net Loss of $2,256,000 for the quarter ended June 30, 2013 as compared to a Consolidated Net Loss of $1,355,000 for the same prior quarter ended June 30, 2012.

•	The Company reported an increase of $222,000 or 13% increase in Operating Expenses in the quarter ended June 30, 2013 as compared to the same prior year quarter ended June 30, 2012 to support the continued aggressive strategy to grow our Energy Broadband business unit.

•	The Company has received an additional $1,500,000 of debt to fund the expansion of the wireless networks and related oil and gas assets.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2013, COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

The following table sets forth summarized consolidated financial information for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Total sales	$1,563	$1,687	$(124)	-7%	$3,477	$3,335	$142	4%
Total Cost of goods sold	999	1,048	(49)	-5%	2,024	1,877	147	8%
Gross profit	564	639	(75)	-12%	1,453	1,458	(5)	0%
Percent of total sales	36%	38%			42%	44%
Total operating expenses	1,911	1,689	222	13%	3,940	3,192	748	23%
Loss from operations	(1,347)	(1,050)	(297)	28%	(2,487)	(1,734)	(753)	43%
Total other income/(expense)	(913)	(302)	(611)	202%	(1,426)	(578)	(848)	147%
Consolidated net loss	(2,260)	(1,352)	(908)	-67%	(3,913)	(2,312)	(1,601)	-69%
Net income attributable to non-controlling interest	4	(3)	7	100%	1	(8)	9	100%
Other comprehensive loss	–	(2)	2	-100%	–	(6)	6	-100%
Total comprehensive loss	$(2,256)	$(1,357)	$(899)	66%	$(3,912)	$(2,326)	$(1,586)	68%

For the three months ended June 30, 2013, the Company's business operations reflected a decrease in sales for EBI, offset with increase sales in WBS and ENS subsidiaries. For the three months ended June 30, 2013, the Company's consolidated operations generated net sales of $1,563,000 compared to prior-year period net sales of $1,687,000. The $124,000 decrease in total sales is primarily attributable to $213,000 decreased sales in EBI from declining deployment of our Mobile Broadband Trailers (MBT’s) in the oil and gas regions. Service sales decreased $96,000 and product sales decreased $28,000. For the three months ended June 30, 2013, the Company had a gross profit margin of 36%, compared to a gross profit margin 38% for the prior year period. The $75,000 decrease in gross profit margin is primarily attributed to; (i) approximately $89,000 decrease in gross margin in EBI attributable to decreased sales associated with declining deployment of MBT’s in oil and gas regions and increased depreciation, (ii) $16,000 decrease in gross margin in WBS primarily related to increased depreciation, fuel cost and tower rent cost, and (iii) offset with a $30,000 increase in gross margins in ENS due to increase sales in bank network construction.

For the six months ended June 30, 2013, the Company's business operations reflected an increase in sales for its WBS, ENS subsidiaries and offset with decrease sales in EBI subsidiary. For the six months ended June 30, 2013, the Company's consolidated operations generated net sales of $3,477,000 compared to prior-year period net sales of $3,335,000. The $142,000 increase in total sales is primarily attributable to $21,000 decreased sales in EBI from declining deployment of our Mobile Broadband Trailers (MBT’s) in the oil and gas regions. Service sales increased $175,000 and product sales decreased $33,000. For the six months ended June 30, 2013, the Company had a gross profit margin of 42%, compared to a gross profit margin 44% for the prior year period. The $5,000 decrease in gross profit margin is primarily attributed to; (i) approximately $62,000 increase in gross margin in EBI attributable to increased sales associated with deployment of MBT’s in oil and gas regions, (ii) $41,000 increase in gross margins in ENS due to increase sales in bank network construction, and (iii) offset with a $108,000 decrease in gross margin in WBS primarily related to increased depreciation and tower rent cost.

SALES INFORMATION

Set forth below are tables presenting summarized sales information for our business segments for the three and six months ended June 30, 2013 and 2012:

($ in thousands)	Three Months Ended June 30,
Business Segment	2013	% of Total	2012	% of Total	$ Change	$ Change
Energy Broadband, Inc.	$809	52%	$1,022	61%	$(213)	-21%
Wireless Bundled Services	597	38%	579	34%	18	3%
Enterprise Network Services	157	10%	86	5%	71	83%
Total Sales	$1,563	100%	$1,687	100%	$(124)	-7%

($ in thousands)	Six Months Ended June 30,
Business Segment	2013	% of Total	2012	% of Total	$ Change	% Change
Energy Broadband, Inc.	$2,014	58%	2,035	61%	$(21)	-1%
Wireless Bundled Services	1,208	35%	1,149	34%	59	5%
Enterprise Network Services	255	7%	151	5%	104	69%
Total Sales	$3,477	100%	$3,335	100%	$142	4%

For the three months ended June 30, 2013, net sales decreased to $1,563,000 from $1,687,000 for the three months ended June 30, 2012. The overall decrease of 7% was attributable to decreased sales of $213,000 in EBI offset with increased sales of $18,000 in WBS and increased sales in ENS of $71,000. The $124,000 decrease in net sales is primarily attributable to $213,000 decreased sales in EBI from declining deployment of our MBT’s in the oil and gas regions.

For the six months ended June 30, 2013, net sales increased to $3,477,000 from $3,335,000 for the six months ended June 30, 2012. The overall increase of 4% was attributable to decreased sales of $21,000 in EBI offset with increased sales of $59,000 in WBS and increased sales in ENS of $104,000. The $142,000 increase in net sales is primarily attributable to $104,000 increased sales in ENS from construction of bank networks.

COST OF GOODS SOLD

The following tables set forth summarized cost of goods sold information for the three months ended June 30, 2013 and 2012:

($ in thousands)	Three Months Ended June 30,
Business Segment	2013	% of Total	2012	% of Total	$ Change	% Change
Energy Broadband, Inc.	$513	51%	$638	61%	$(125)	-20%
Wireless Bundled Services	356	36%	321	31%	35	11%
Enterprise Network Services	130	13%	89	8%	41	46%
Total cost of sales	$999	100%	$1,048	100%	$(49)	-5%

	Three Months Ended June 30,
($ in thousands)	2013	2012	$ Change	% Change

Products and integration service	$366	$537	$(171)	-32%
Rent and maintenance	198	173	25	14%
Depreciation	435	338	97	29%
Total cost of sales	$999	$1,048	$(49)	-5%

For the three months ended June 30, 2013, cost of goods sold decreased by $49,000, to $999,000 from $1,048,000 as compared to the three months ended June 30, 2012. The decrease of $49,000 in cost of goods sold is primarily attributable to a decreased cost of $125,000 in EBI due to decreased sales affecting a reduction in our third party services during the quarter in the oil and gas regions, offset with increased cost in WBS of $35,000 due to increased depreciation and tower rents for expansion and upgrade of networks and increased cost in ENS of $41,000 due to banking network construction project.

The following tables set forth summarized cost of goods sold information for the six months ended June 30, 2013 and 2012:

($ in thousands)	Six Months Ended June 30,
Business Segment	2013	% of Total	2012	% of Total	$ Change	% Change
Energy Broadband, Inc.	$1,101	55%	$1,184	63%	$(83)	-7%
Wireless Bundled Services	675	33%	508	27%	167	33%
Enterprise Network Services	248	12%	185	10%	63	34%
Total cost of sales	$2,024	100%	$1,877	100%	$147	8%

	Six Months Ended June 30,
($ in thousands)	2013	2012	$ Change	% Change

Products and integration service	$759	$953	$(194)	-20%
Rent and maintenance	393	300	93	31%
Depreciation	872	624	248	40%
Total cost of sales	$2,024	$1,877	$147	8%

For the six months ended June 30, 2013, cost of goods sold increased by $147,000, to $2,024,000 from $1,877,000 as compared to the six months ended June 30, 2012. The increase of $147,000 in cost of goods sold is primarily attributable to a decreased cost of $83,000 in EBI due to decreased sales affecting a reduction in our third party services in the oil and gas regions, offset with increased cost in WBS of $167,000 due to increased depreciation and tower rents for expansion and upgrade of networks and increased cost in ENS of $63,000 due to banking network construction project.

OPERATING EXPENSES

The following table sets forth summarized operating expense information for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change

Employment expenses	$990	$1,013	$(23)	-2%	$2,166	$1,855	$311	17%
Professional services	501	336	165	49%	959	561	398	71%
Rent and maintenance	111	95	16	17%	234	199	35	18%
Depreciation	52	55	(3)	-5%	104	107	(3)	-3%
Other general and administrative	257	190	67	35%	477	470	7	1%
Total operating expenses	$1,911	$1,689	$222	13%	$3,940	$3,192	$748	23%

For the three months ended June 30, 2013, operating expenses increased by 13% to $1,911,000, as compared to $1,689,000 for the three months ended June 30, 2012, resulting from:

•	A $23,000 decrease in employment expense - primarily attributable to decreased employee headcount occurring during the second quarter to 64 at June 30, 2013 from 68 at June 30, 2012;

•	A $165,000 increase in professional services - primarily attributable to consulting, accounting and legal services;

•	A $16,000 increase in rent and maintenance;

•	A $3,000 decrease in depreciation; and

•	A $67,000 increase in other general and administrative.

For the six months ended June 30, 2013, operating expenses increased by 23% to $3,940,000, as compared to $3,192,000 for the six months ended June 30, 2012, resulting from:

•	A $311,000 increase in employment expense - primarily attributable to increased employee headcount during the first quarter of the year as compared to prior quarter;

•	A $398,000 increase in professional services - primarily attributable to consulting, accounting and legal services;

•	A $35,000 increase in rent and maintenance;

•	A $3,000 decrease in depreciation; and

•	A $7,000 increase in other general and administrative.

OTHER (INCOME) EXPENSE, NET

For the three months ended June 30, 2013, other expense, net increases to $913,000 from $302,000 as compared to three months ended June 30, 2012. The increase in other expense of $611,000 from the prior year period is primarily attributable to an increase in our interest expense, net on debt obligations totaling $710,000 and offset with a increase in our net derivative income of $86,000 and gain on sale of assets of $13,000 as compared to interest expense, net of $320,000 and offset with derivative income of $18,000 for the three months ended June 30, 2012. The derivative expense/income represents the net unrealized (non-cash) charge during the three months ended June 30, 2013 and 2012, in the fair value of our derivative instrument liabilities related to warrants and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately.

For the six months ended June 30, 2013, other expense, net increases to $1,426,000 from $578,000 as compared to six months ended June 30, 2012. The increase in other expense of $848,000 from the prior year period is primarily attributable to an increase in our interest expense, net on debt obligations totaling $1,110,000 and offset with a increase in our net derivative income of $238,000 and gain on sale of assets of $24,000 as compared to interest expense, net of $679,000 and offset with derivative income of $101,000 for the six months ended June 30, 2012. The derivative expense/income represents the net unrealized (non-cash) charge during the six months ended June 30, 2013 and 2012, in the fair value of our derivative instrument liabilities related to warrants and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately.

COMPREHENSIVE LOSS

For the six months ended June 30, 2013, our total comprehensive loss was $3,912,000 compared to comprehensive loss of $2,326,000 for the six months ended June 30, 2012. The increased comprehensive loss for the six months ended June 30, 2013, as compared to the comprehensive loss for six months ended June 30, 2012 is primarily attributable to the factors described above.

CASH FLOWS

The Company's operating activities increased net cash used by operating activities to $1,675,000 in the six months ended June 30, 2013, compared to net cash used of $651,000 in the six months ended June 30, 2012. The increase in net cash used by operating activities was primarily attributable to accounts payable and accrued liabilities compared to the prior year.

The Company's investing activities used net cash of $133,000 in the six months ended June 30, 2013, compared to net cash used of $875,000 in the six months ended June 30, 2012. The decrease in cash provided by investing activities is primarily attributable to specific targeted oil and gas network upgrades to utilize our MBTs to provide service to our customers.

The Company's financing activities provided net cash of $2,977,000 in the six months ended June 30, 2013, compared to $1,084,000 of cash used in the six months ended June 30, 2012. The cash provided in the six months ended June 30, 2013, was primarily associated with proceeds from debt financings.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2013, the Company's current assets totaled $3,121,000 (including cash and cash equivalents of $1,287,000); and total current liabilities were $6,300,000, resulting in negative working capital of $3,179,000. The Company has funded operations during the last six months primarily through borrowings. These borrowings during the six months ended June 30, 2013 were incurred from the Company's line of credit, net totaling $774,000, and convertible debt financing of $2,916,000.

DEBT FACILITIES AND INSTRUMENTS

During December 2012, the Company extended its maturity date of its $12.0 million unsecured revolving credit facility with Angus Capital Partners, a related party, from December 31, 2013 to December 30, 2015. The terms of the unsecured revolving credit facility allow the Company to draw upon the facility as financing requirements dictate and provide for quarterly interest payments at a 12% rate per annum. The payment of principal and interest may be paid in cash, common shares or preferred shares at the Company’s election. At June 30, 2013, the outstanding balance on the line of credit totaled $3,027,000 with a remaining line of credit available of $8,973,000.During the six months ended June 30, 2013, the Company issued 2,080,000 shares of its Common Stock for the settlement of $916,000 of principal and $197,000 of accrued interest for a total amount of $1,113,000 owed to Angus Capital Partners. The Company issued Common Stock at an average price of $0.53 per share calculated based on the closing price the day the debt was settled.

In November 2011, the Company entered into debt financing agreement with Dakota Capital Fund LLC, for financing of up to $3,000,000. During the fourth quarter of 2011, the Company received proceeds of $2,000,000 and had the option of additional funding of $1,000,000 for equipment purchases. This debt facility is secured by certain ERF Wireless assets and there is no prepayment penalty. At June 30, 2013, the outstanding balance on the debt financing agreement totaled $1,623,000 and the Company has elected not to request any additional funds under this credit facility. The payment terms are $178,031 per quarter including interest, at an annual rate of 18% per annum plus 10% of positive operational cash flow as determined on a quarterly basis for repayment of additional principal beginning July 1, 2012. The funding was utilized to purchase equipment to build out networks in oil and gas exploration regions of North America.

During the six months ended June 30, 2013, the Company issued to certain accredited investors a principal amount of $325,000 of E-Series bonds (the "Bonds") in addition to the $687,000 which was outstanding at December 31, 2012. At June 30, 2013, the outstanding principal balance of the Bonds totaled $311,000. The Bonds are due and payable upon maturity, a three-year period from the issuance date. Interest on the Bonds is payable at the rate of 7.5% per annum, and is payable semiannually. The Bondholder may require the Company to convert the Bond (including any unpaid interest) into shares of Common Stock at any time only during the first year. If the Bonds are converted under this option, the Company will issue shares representing 100% of the Bond principal and unpaid interest calculated through maturity. The Common Stock issued under this option will be valued at the average closing price of the common shares for the five days prior to the notification. If the Bond is converted within the first year the Company will issue a three-year warrant to purchase one share of EBI Common Stock at a price of $4.00 for every $2.00 of Bond principal.

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

On July 13, 2012, the Company entered into a three-month secured debt financing agreement with individuals for $1,000,000 with an interest rate of 12% per annum. Under the agreement, as amended, the maturity date was extended to September, 2013. Both parties under the amendment agreed to apply the Dakota Capital Fund payment of $181,235 including interest as a subset to the bridge note incurring an interest rate at 180% per annum. At June 30, 2013, the outstanding principal balance totaled $488,000.

On March 20, 2013, the Company entered into a one year unsecured promissory note debt financing agreement with JMJ Financial for (“JMJ”) up to $500,000 at the sole discretion of additional consideration with the Lender. The note includes a 10% original issue discount that is prorated based on the consideration funded. The Company also paid holder an origination fee in the amount of $40,500 in 144 Stock (50,000 shares) at the closing bid price of the Company’s Common Stock. As of June 30, 2013 the Company has received funding of $250,000, bearing interest at a rate of 12% per annum and maturing in one year from the effective date of each payment. The conversion price is the lesser of $0.59 or 60% of the lowest trade price in the 25 trading days previous to the conversion.

On June 28, 2013, the Company entered into a twelve month convertible promissory note secured debt financing agreement with TCA Global Credit Master Fund for $1,500,000, bearing interest at a rate of 12% per annum and maturing July 28, 2014. The note also includes $153,300 in commitment fees; due diligence fees; document review fees; service fees; legal; and other expense. The holder may require the Company to convert the outstanding principal balance (including any unpaid interest) into shares of 144 Common Stock at any time during the twelve months term of the note or thereafter. The Common Stock issued will be valued using a conversion factor of 85% the average VWAP trading price during the five (5) trading day period ending on the latest complete trading day prior to the conversion date.

ISSUANCE OF COMMON STOCK

During the three months ended June 30, 2013, we issued to various accredited investors 1,692,359 shares for services rendered and debt conversions. We relied on Section 4(2) of the Securities Act in effecting these transactions. During the three months ended June 30, 2013, we issued 269,985 shares of common stock to employees and business consultants, for aggregate consideration of $154,147 of services rendered, pursuant to a registration statement on Form S-8.

During the six months ended June 30, 2013, we issued to various accredited investors 4,216,796 shares for services rendered and debt conversions. We relied on Section 4(2) of the Securities Act in effecting these transactions. During the six months ended June 30, 2013, we issued 540,285 shares of common stock to employees and business consultants, for aggregate consideration of $374,640 of services rendered, pursuant to a registration statement on Form S-8.

USE OF WORKING CAPITAL

We believe our cash and available credit facilities afford us adequate liquidity through June 30, 2014. We anticipate that we will need additional capital in the future to continue to expand our business operations. We have historically financed our operations through private equity and debt financings. We do not have any commitments for equity or debt funding at this time, and additional funding may not be available to us on favorable terms, if at all. As such there is no assurance that we can raise additional capital from external sources, the failure of which could cause us to curtail operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2013, the Company did not have any significant off-balance-sheet arrangements other than certain office and tower facility operating leases requiring minimal commitments under non-cancelable leases disclosed in the Form 10-K.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

On January 13, 2009, ERF Wireless entered into exclusive reseller agreements with Schlumberger Technology Corporation and Schlumberger Canada Limited (“Schlumberger”) for all of North America. The contracts completed their three year initial terms in January 2012. During the fourth quarter of 2010, ERF Wireless initiated a contractual mediation with Schlumberger to attempt to resolve various financial issues in the reseller agreements. Mediation was unsuccessful, and in 2011 ERF Wireless availed itself of the right to submit a claim against Schlumberger Technology Corporation in binding arbitration as mandated in the parties’ reseller agreement. The hearings and other associated formal submittals of this arbitration were completed on June 17, 2013 and a ruling by the three members of the arbitration panel will be the final phase of the arbitration process.

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

In April 2013, 778,743 shares of Common Stock at average price of $0.60 were issued for services and debt conversions.

In May 2013, 539,199 shares of Common Stock at average price of $0.50 were issued for services and debt conversions.

In June 2013, 374,417 shares of common stock at average price of $0.44 were issued for debt conversions.

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

101.INS* 101.SCH* 101.CAL* 101.LAB* 101.PRE* 101.DEF*

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

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

ERF Wireless, Inc.

By:	/s /H. Dean Cubley
H. Dean Cubley
Chief Executive Officer
Date:	August 14, 2013

By:	/s/ Richard R. Royall
Richard R. Royall
Chief Financial Officer
Date:	August 14, 2013

