Form 10-Q
period 2013-09-30
ERF Wireless, Inc.
filed 2013-11-14
CIK 1020646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 25,014,251 common shares issued and outstanding as of November 14, 2013

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ERF WIRELESS, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2013, AND DECEMBER 31, 2012
($ in thousands except share data)

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$110	$118
Accounts receivable, net	682	828
Accounts receivable, other	647	346
Inventories	313	377
Costs and estimated earnings in excess of billings on uncompleted contracts	–	35
Prepaid expenses and other current assets	218	221
Total current assets	1,970	1,925

Property and equipment
Property and equipment	12,089	11,644
Less: accumulated depreciation	(8,962)	(7,511)
Net property and equipment	3,127	4,133

Goodwill	176	176
Other assets	37	37

Total assets	$5,310	$$6,271

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Notes payable and current portion of long-term debt	$3,490	$1,358
Current portion of long-term capital leases	252	169
Accounts payable	1,005	1,226
Accrued expenses	821	1,120
Derivative liabilities	1,072	492
Deferred revenue	21	20
Total current liabilities	6,661	4,385

Line of credit (LOC)	2,523	3,168
Long-term debt, net of current portion	1,016	1,419
Long-term capital leases, net of current portion	233	214
Total liabilities	10,433	9,186

Commitments

Shareholders’ deficit:
Preferred stock - $0.001 par value, 25,000,000 authorized Series A designated 10,000,000 shares Issued and outstanding at September 30, 2013 and December 31, 2012, 8,176,982 and 8,426,982 shares, respectively	8	8
Common stock - $0.001 par value Authorized 975,000,000 shares Issued and outstanding at September 30, 2013 and December 31, 2012, 14,981,195 and 5,487,072 shares, respectively	15	6
Additional paid in capital	57,302	52,987
Accumulated deficit	(62,545)	(56,012)
Accumulated other comprehensive loss	(32)	(32)
Total ERF Wireless, Inc. shareholders’ deficit	(5,252)	(3,043)
Non-controlling interest	129	128
Total shareholders’ deficit	(5,123)	(2,915)

Total liabilities and shareholders' deficit	$5,310	$$6,271

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Unaudited)
($ in thousands except loss per share)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012

Sales:
Products	$38	$6	$49	$49
Services	1,765	2,002	5,230	5,294
Total sales	1,803	2,008	5,279	5,343

Costs of goods sold:
Products and integration services	412	448	1,171	1,399
Rent, repairs and maintenance	212	194	605	495
Depreciation	435	389	1,306	1,013
Total costs of goods sold	1,059	1,031	3,082	2,907
Gross profit	744	977	2,197	2,436
Operating expenses:
Selling, general and administrative	1,841	1,917	5,677	5,003
Depreciation	51	54	155	161
Total operating expenses	1,892	1,971	5,832	5,164
Loss from operations	(1,148)	(994)	(3,635)	(2,728)
Other income (expense):
Interest expense, net	(1,479)	(475)	(3,268)	(1,151)
Derivative income	8	26	347	124
Gain on sale of assets	–	–	24	–
Total other (expense) income	(1,471)	(449)	(2,897)	(1,027)
Consolidated net loss	(2,619)	(1,443)	(6,532)	(3,755)

Net loss (income) attributable to non-controlling interest	(2)	(9)	(1)	(17)
Net loss attributable to ERF Wireless, Inc.	(2,621)	(1,452)	(6,533)	(3,772)
Other comprehensive (loss):
Unrealized loss on securities held for resale	–	(1)	–	(7)
Total other comprehensive loss	–	(1)	–	(7)
Total comprehensive loss	$(2,621)	$(1,453)	$(6,533)	$(3,779)
Basic loss per common share:
Net loss	$(0.22)	$(0.39)	$(0.69)	$(1.25)
Net loss attributable to ERF Wireless, Inc.	$(0.22)	$(0.39)	$(0.69)	$(1.25)

Diluted loss per common share:
Net loss	$(0.22)	$(0.39)	$(0.69)	$(1.25)
Net loss attributable to ERF Wireless, Inc.	$(0.22)	$(0.39)	$(0.69)	$(1.25)

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Unaudited)
($ in thousands)

	2013	2012

Cash flows from operating activities
Net loss	$(6,532)	$(3,755)

Adjustments to reconcile net loss to net cash used by operating activities:
Gain on sale of assets	(24)	–
Amortization of debt discount	1,796	193
Depreciation	1,461	1,174
Stock issued for services rendered, interest and compensation	1,325	479
Derivative income	(347)	(124)
Bad debt expense	30	7
Changes in:
Accounts receivable, net	116	(302)
Accounts receivable, other	(301)	(158)
Inventories	58	(27)
Prepaid expenses and other current assets	114	202
Costs and profits in excess of billings	35	–
Accounts payable	(220)	160
Accrued expenses	54	728
Deferred revenue	1	23
Total adjustments	4,098	2,355
Net cash used by operating activities	(2,434)	(1,400)

Cash flows from investing activities
Purchase of property and equipment	(221)	(1,196)
Proceeds from sale of assets	34	–
Change in other assets	–	30
Net cash used by investing activities	(187)	(1,166)

Cash flows from financing activities
Net proceeds from line of credit	798	662
Proceeds from long-term debt obligations	2,966	2,298
Payment of long-term debt obligations	(1,015)	(801)
Payment on capital lease obligations	(136)	(113)
Net cash provided by financing activities	2,613	2,046

Net change in cash and cash equivalents	(8)	(520)
Cash and cash equivalents at the beginning of the period	118	591
Cash and cash equivalents at the end of the period	$110	$71

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest	$210	$309
Income taxes	$–	$–

Supplemental non-cash investing and financing activities:
Conversion of debt through issuance of common stock	$1,203	$231
Conversion of preferred stock to common stock	$250	$70
Conversion of LOC and interest through issuance of preferred stock	$–	$124
Conversion of LOC and interest through issuance of common stock	$1,733	$1,964
Unrealized loss on securities held for resale	$–	$(7)
Transfer of subsidiary equity to non-controlling interest	$–	$107
Property and equipment financed with debt and capital leases	$238	$260

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
FOR THE PERIODS ENDED SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
(in thousands)

	Common Stock		Preferred Stock		Additional Paid in	Accumulated	Accumulated Comprehensive	Non-controlling	Total Shareholders’
	Shares	Value	Shares	Value	Capital	Deficit	Income	Interest	Deficit
Total shareholders’ deficit as of December 31, 2011	2,161	$2	8,579	$9	$49,121	$(51,198)	$(25)	$–	$(2,091)

Net loss	–	–	–	–	–	(4,814)	–	21	(4,793)

New stock issued to shareholders:
Conversion of preferred stock to common stock	270	–	(270)	(1)	1	–	–	–	–
For services, compensation and interest	440	1	–	–	620	–	–	–	621
For retirement of debt	393	1	–	–	534	–	–	–	535
Conversion of LOC and interest to preferred stock	–	–	118	–	124	–	–	–	124
Stock based compensation	–	–	–	–	–	–	–	–	–
Conversion of LOC and interest to common stock	2,223	2	–	–	2,587	–	–	–	2,589
Transfer of subsidiary equity to non-controlling interest	–	–	–	–		–	–	107	107
Unrealized loss on securities held for resale	–	–	–	–	–	–	(7)	–	(7)

Total shareholders’ deficit as of December 31, 2012	5,487	6	8,427	8	52,987	(56,012)	(32)	128	(2,915)

Net loss	–	–	–	–	–	(6,533)	–	1	(6,532)

New stock issued to shareholders:
Conversion of preferred stock to common stock	250	–	(250)	–	–	–	–	–	–
For services, compensation, interest and prepaids	2,457	3	–	–	1,322	–	–	–	1,325
For retirement of debt	2,264	2	–	–	1,201	–	–	–	1,203
Conversion of LOC and interest to common stock	4,523	4	–	–	1,729	–	–	–	1,733
Derivative liability	–	–	–	–	63	–	–	–	63

Total shareholders’ deficit as of September 30, 2013 (unaudited)	14,981	$15	8,177	$8	$57,302	$(62,545)	$(32)	$129	$(5,123)

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

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

Our internet revenues are recorded in “ERF Wireless Bundled Services, Inc. (WBS)”, revenues from construction of bank, healthcare and educational networks in our “ERF Enterprise Network Services, Inc. (ENS)” and wireless broadband products and services to rural oil and gas locations are recorded in “Energy Broadband, Inc. (EBI)”. Please refer to segment footnote 13 for additional information regarding segment operations.

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

September 30, 2013

(Unaudited)

Recent Accounting Pronouncements

Management does not anticipate that the recently issued but not yet effective accounting pronouncements will materially impact the Company’s financial condition.

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable consists of the following (in thousands):

	September 30,	December 31,
	2013	2012
Accounts receivable	$721	$838
Allowance for doubtful accounts	(39)	(10)
Accounts receivable, net	$682	$828

NOTE 3 – INVENTORIES

Inventories are valued at the lower of cost or market. The cost is determined by using the average cost method. Inventories consist of the following items as of September 30, 2013 and December 31, 2012, in thousands:

	September 30,	December 31,
	2013	2012
Raw material	$46	$46
Work in process	74	115
Finished goods	193	216
Total inventory	$313	$377

NOTE 4 - DEBT CONVERSION

(a) Line of Credit

During the nine months ended September 30, 2013, the Company issued 4,523,000 shares of its Common Stock (as defined below) for the settlement of $1,444,000 of principal and $289,000 of accrued interest for a total amount of $1,733,000 owed to Angus Capital Partners. The Company issued Common Stock at an average price of $0.38 per share calculated based on the closing price the day the debt was settled. See Note 9 for additional information on this facility.

(b) Other Debt

During the nine months ended September 30, 2013, the Company issued 2,264,000 and 1,213,000 shares of its Common Stock for the settlement of principal amount of $1,203,000 and $551,000 of accrued interest, respectively, for a total of $1,754,000. The Company issued Common Stock at an average price of $.50 per share calculated based on the closing price the day the debt was settled.

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

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

Common Stock

As of September 30, 2013 and December 31, 2012, there were 14,981,195 and 5,487,072 shares of its Common Stock issued and outstanding, respectively.

During the nine months ended September 30, 2013, the Company issued 9,244,123 shares of Common Stock which was valued at the closing market price on the date of issuance of such shares, which were issued in lieu of cash as payment for the following (in thousands):

September 30, 2013	Supplemental Non-Cash Disclosure
Professional fees	$377
Services and compensation	386
Other services rendered	562
Total for services, compensation and interest	$1,325

Notes payable	$1,203
Line of credit and interest	$1,733

Preferred Stock

The Company has 25,000,000 shares of Preferred Stock authorized of which 10,000,000 shares had been designated as Series A Preferred Stock (“Series A Preferred Stock”). There were 8,176,982 shares of Series A Preferred Shares issued and outstanding at September 30, 2013 and 8,426,982 at December 31, 2012. With respect to the Series A Preferred Stock outstanding at September 30, 2013, the Company would be required to issue 8,176,982 shares of its Common Stock upon conversion.

ERF Wireless, Inc Distribution of EBI Equities to Non-controlling Interest

As of September 30, 2013, the Company had issued 725,611 shares of EBI as a stock dividend and three year warrant expiring December 31, 2014, to purchase 725,611 shares of EBI Common Stock at an exercise price of $4.00 per share and three year warrant expiring December 31, 2014, to purchase 725,611 shares of EBI Common Stock at an exercise price of $6.00; such issuances are valued at $107,000. The Company expects to issue the remaining stock dividends during calendar year 2013. No stock dividends were issued during the nine months ended September 30, 2013.

Warrants

During 2013, the Company entered into a convertible promissory note with Tonaquint, Inc. for $791,500 and issued five-year warrants to purchase 148,406 shares of common stock at $0.80 per share, expiring March 2018.

During 2013, the Company entered into a convertible promissory note with Willow Creek Capital for $244,200 and issued five-year warrants to purchase 48,775 shares of common stock at $0.751 per share, expiring April 2018.

During 2013, the Company entered into a convertible promissory note with Vista Capital for $60,500 and issued five year warrants to purchase 14,405 shares of common stock at $0.80 per share, expiring April 2018.

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

The following tables set forth summarized warrants that are issued, outstanding and exercisable for the nine months ended September 30, 2013:

Warrants Outstanding
Weighted Average Exercise Price	Expiration Date	December 31, 2012	Issued	Exercised	Expired	September 30, 2013
$0.80	Mar-18	–	148,406	–	–	148,406
$0.80	Apr-18	–	14,405	–	–	14,405
$0.75	Apr-18	–	48,775	–	–	48,775
	Total Warrants	–	211,586	–	–	211,586

NOTE 6 – STOCK PLAN

In May 2013, the board of directors adopted a non-qualified stock option plan whereby 1,000,000 shares were reserved for issuance. As of September 30, 2013, 533,091 shares of Common Stock were issued and outstanding to certain employees and consultants for services rendered under the plan. This plan is for key employees, officers, directors, and consultants of ERF Wireless, Inc.

Non-Qualified Stock Option Plan, May 2013	2013-A
Plan
Shares initially reserved	1,000,000

Shares issued during 2013	533,091

Remaining shares available to be issued at September 30, 2013	466,909

Shares issued and outstanding as of September 30, 2013	533,091

In December 2012, the board of directors adopted a non-qualified stock option plan whereby 450,000 shares were reserved for issuance. As of September 30, 2013, 450,000 shares of Common Stock were issued and outstanding to certain employees and consultants for services rendered under the plan. This plan is for key employees, officers, directors, and consultants of ERF Wireless, Inc.

Non-Qualified Stock Option Plan, December 2012	2013
Plan
Shares initially reserved	450,000

Shares issued during 2012 and 2013	450,000

Remaining shares available to be issued at September 30, 2013	–

Shares issued and outstanding as of September 30, 2013	450,000

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

NOTE 7 - EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share of Common Stock (in thousands, except per share amount):

	For the three months ended September 30, 2013
	Net loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net loss	$(2,619)	12,077	$(0.22)
Loss attributable to non-controlling interest	$(2)	12,077	$–
Net loss attributable to ERF Wireless, Inc.	$(2,621)	12,077	$(0.22)
Diluted EPS:
Net loss	$(2,619)	12,077	$(0.22)
Loss attributable to non-controlling interest	$(2)	12,077	$–
Net loss attributable to ERF Wireless, Inc.	$(2,621)	12,077	$(0.22)

	For the three months ended September 30, 2012
	Net loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net loss	$(1,443)	3,718	$(0.39)
Loss attributable to non-controlling interest	$(9)	3,718	$–
Net loss attributable to ERF Wireless, Inc.	$(1,452)	3,718	$(0.39)
Diluted EPS:
Net loss	$(1,443)	3,718	$(0.39)
Loss attributable to non-controlling interest	$(9)	3,718	$–
Net loss attributable to ERF Wireless, Inc.	$(1,452)	3,718	$(0.39)

	For the nine months ended September 30, 2013
	Net loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net loss	$(6,532)	9,505	$(0.69)
Loss attributable to non-controlling interest	$(1)	9,505	$–
Net loss attributable to ERF Wireless, Inc.	$(6,533)	9,505	$(0.69)
Diluted EPS:
Net loss	$(6,532)	9,505	$(0.69)
Loss attributable to non-controlling interest	$(1)	9,505	$–
Net loss attributable to ERF Wireless, Inc.	$(6,533)	9,505	$(0.69)

	For the nine months ended September 30, 2012
	Net loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net loss	$(3,755)	3,008	$(1.25)
Loss attributable to non-controlling interest	$(17)	3,008	$(0.01)
Net loss attributable to ERF Wireless, Inc.	$(3,772)	3,008	$(1.25)
Diluted EPS:
Net loss	$(3,755)	3,008	$(1.25)
Loss attributable to non-controlling interest	$(17)	3,008	$(0.01)
Net loss attributable to ERF Wireless, Inc.	$(3,772)	3,008	$(1.25)

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

For the nine months ended September 30, 2013, dilutive securities existed, but due to the Company’s net loss there is an anti-dilutive effect. Diluted earnings per share reflect the potential dilution of security that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities.

The calculation of diluted earnings per share for the nine months ended September 30, 2013 does not include 1,727,778 shares of Common Stock underlying the Bonds (as define below); 211,586 of warrants underlying promissory convertible debt, 7,571,209 shares of Common stock underlying promissory convertible debt and 8,176,982 shares of Common Stock underlying the Series A Preferred Stock, due to their anti-dilutive effect.

NOTE 8 - MAJOR CUSTOMERS

The Company had gross sales of 5,279,000 and $5,343,000 for the nine months ended September 30, 2013 and 2012, respectively. The Company had two customers that met the required disclosure of 10% that represented 30% and 10% of the gross sales and 52% and 15% of total accounts receivable during the nine months ended September 30, 2013. Additionally, the Company had two customers that met the required disclosure of 10% that represented 41% and 15% of the gross sales and 56% and 17% of total accounts receivable during the nine months ended September 30, 2012.

NOTE 9 – NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASES

Notes payable, long-term debts and capital leases consist of the following as of September 30, 2013 (in thousands):

	Terms	Maturity Date	Interest Rate	Gross Balance	Debt Discount	Balance
Banc leasing, Inc.	$10,660 / Month including interest	January-15	11.62%	$157	$–	$157
Advantage leasing associates	$7,186 / Month including interest	Various	Various	137	–	137
Legacy laser services Dallas, LLC	$9,947 / Month including interest	May-16	42.00%	191	–	191
MP Nexlevel LLC	$7,043 / Month including interest	May-14	10.00%	54	–	54
Tonaquint	$791,500 / Lump sum payment including interest	September-13	12.00%	909	–	909
JMJ Financial	$330,000 / Lump sum payment including interest	March-14	12.00%	307	273	34
Vista capital	$60,500 / Lump sum payment including interest	October-13	12.00%	61	3	58
Willow creek capital	$244,200 / Lump sum payment including interest	October-13	12.00%	244	3	241
TCA global line of credit	$139,523 / Month including interest	July-14	12.00%	1,262	123	1,139
Investor financing	$495,000 / Lump sum payment including interest	September-13	12.00%	473	–	473
Dakota capital equipment financing	$178,031 / Quarterly including interest	March-16	18.00%	1,518	33	1,485
E-bond investor notes	3 years/ Semiannual interest (See below)	Various	7.50%	311	198	113
Line of credit	2 years/ Quarterly interest (See below)	December-15	12.00%	2,523	–	2,523
Total debt				$8,147	$633	7,514
Less current maturities						(3,742)
Long-term debt						$3,772

Notes payable, long-term debts and capital leases consist of the following as of December 31, 2012 (in thousands):

	Terms	Maturity Date	Interest Rate	Gross Balance	Debt Discount	Balance
Banc leasing, Inc.	$10,660 / Month including interest	January-15	11.62%	$227	$–	$227
Advantage leasing associates	$7,186 / Month including interest	Various	Various	156	–	156
MP Nexlevel LLC	$7,043 / Month including interest	May-14	10.00%	111	–	111
Investor financing	$765,000 / Lump sum payment including interest	January-13	12.00%	765	–	765
Premium assignment	$1,495 / Month including interest	July-13	6.00%	17	–	17
Dakota capital equipment financing	$178,031 / Quarterly including interest	March-16	18.00%	1,820	57	1,763
E-bond investor notes	3 years/ Semiannual interest (See below)	Various	7.50%	687	566	121
Line of credit	2 years/ Quarterly interest (See below)	December-15	12.00%	3,168	–	3,168
Total debt				$6,951	$623	6,328
Less current maturities						(1,527)
Long-term debt						$4,801

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

Line of Credit

During December 2012, the Company extended its maturity date of its $12.0 million unsecured revolving credit facility with Angus Capital Partners, a related party, from December 31, 2013 to December 30, 2015. The terms of the unsecured revolving credit facility allow the Company to draw upon the facility as financing requirements dictate and provide for quarterly interest payments at a 12% rate per annum. The payment of principal and interest may be paid in cash, common shares or preferred shares at the Company’s election. At September 30, 2013, the outstanding balance on the line of credit totaled $2,523,000 with a remaining line of credit available of $9,477,000.

During the nine months ended September 30, 2013, the Company issued 4,523,000 shares of its Common Stock for the settlement of $1,444,000 of principal and $289,000 of accrued interest for a total amount of $1,733,000 owed to Angus Capital Partners. The Company issued Common Stock at an average price of $0.38 per share calculated based on the closing price the day the debt was settled.

E-Series Bond Investor Note

During the nine months ended September 30, 2013, the Company issued to certain accredited investors a principal amount of $325,000 of E-Series bonds (the "Bonds") in addition to the $687,000 which was outstanding at December 31, 2012. At September 30, 2013, the outstanding principal balance of the Bonds totaled $311,000. The Bonds are due and payable upon maturity, a three-year period from the issuance date. Interest on the Bonds is payable at the rate of 7.5% per annum, and is payable semiannually. The Bondholder may require the Company to convert the Bond (including any unpaid interest) into shares of Common Stock at any time only during the first year. If the Bonds are converted under this option, the Company will issue shares representing 100% of the Bond principal and unpaid interest calculated through maturity. The Common Stock issued under this option will be valued at the average closing price of the common shares for the five days prior to the notification. If the Bond is converted within the first year the Company will issue a three-year warrant to purchase one share of EBI Common Stock at a price of $4.00 for every $2.00 of Bond principal.

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

The Bonds were determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature and the redemption option (compound embedded derivative liability). At the date of issuance of the Bond, compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the statement of operations. The Company uses the effective interest method to record interest expense from the accretion of the debt discount and from the accretion of unamortized discount upon conversion which totaled $506,639 for the nine months ended September 30, 2013. The estimated debt accretion for subsequent years is $15,893, $92,678, and $89,560 for years ending December 31, 2013, 2014, and 2015, respectively.

The following table summarizes the convertible debt activity for the period January 1, 2013 through September 30, 2013:

Description	Bonds	Compound Derivative Liability	Total
Fair value at December 31, 2012	$121,446	$492,043	$613,489
Fair value issuances during 2013 (principal amount)	325,000	–	325,000
Fair value issuances during 2013 (debt discount)	(139,216)	139,216	–
Change in fair value	506,639	(130,623)	376,016
Conversions	(701,000)	(443,611)	(1,144,611)
Fair value at September 30, 2013	$112,869	$57,025	$169,894

The Company recorded a net change in fair value of derivatives of $130,623 and a gain on debt redemption of $156,791 for a total net derivative income of $287,414 for the nine months ended September 30, 2013.

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

Dakota Capital Fund LLC Equipment Financing

In November 2011, the Company entered into debt financing agreement with Dakota Capital Fund LLC, for financing of up to $3,000,000. During the fourth quarter of 2011, the Company received proceeds of $2,000,000 and had the option of additional funding of $1,000,000 for equipment purchases. This debt facility is secured by certain ERF Wireless assets and there is no prepayment penalty. At September 30, 2013, the outstanding balance on the debt financing agreement totaled $1,485,000 and the Company has elected not to request any additional funds under this credit facility. The payment terms are $178,031 per quarter including interest, at an annual rate of 18% per annum plus 10% of positive operational cash flow as determined on a quarterly basis for repayment of additional principal beginning July 1, 2012. The funding was utilized to purchase equipment to build out networks in oil and gas exploration regions of North America.

The Company issued 30,000 shares of Common Stock for the consummation of the initial $2,000,000 debt financing agreement from Dakota Capital Fund LLC resulting in a debt discount of $93,600. The Company uses the effective interest method to record interest expense from the accretion of the debt discount and accretes the unamortized discount upon conversion which totaled $24,361 for the nine months ended September 30, 2013. The estimated debt accretion for subsequent years is $8,653 and $24,611 for years ending December 31, 2013, and 2014, respectively.

Tonaquint Convertible Promissory Note

On March 5, 2013, the Company entered into a six-month secured convertible promissory note secured debt financing agreement with Tonaquint, Inc. (“holder”), for $791,500, bearing interest at a rate of 12% per annum and maturing September 5, 2013. At September 30, 2013, the outstanding principal balance of the Tonaquint convertible promissory note totaled $909,000. The note includes an original issue discount (“OID”) of $65,000 based on the consideration funded, prepaid interest of $71,500 and $5,000 in legal and other expense. The Company also paid holder an origination fee in the amount of $227,500 in 144 Stock (284,375 shares) at the closing bid price on March 5, 2013, plus 50,000 shares (valued at $40,000) of the Company’s Common Stock. The holder may require the Company to convert the outstanding principal balance (including any unpaid interest) into shares of 144 Common Stock at any time after the six-month term of the note. The Common Stock issued will be valued using a conversion factor of 80% of the average of the lowest two (2) trading prices for common shares during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. If the average two (2) lowest trading prices is less than $0.33, then the conversion factor will be reduced to 70%. The holder received the option to purchase five-year warrants expiring March 5, 2018 to purchase 148,406 shares of ERF Common Stock at an exercise price of $0.80 or the per-share price at which the Common Stock is sold in an underwritten public offering that closes on or before the date that is six (6) months from the issue date, as may be adjusted from time to time pursuant to the terms and conditions of this warrant. The Company is not in compliance with all the provisions of the note causing an automatic acceleration of the outstanding balance of $791,500 to $949,800. The note will accrue interest at a rate of 12% from September 5, 2013 until the March 4, 2014 and thereafter at a rate of 18% per annum. The note is recorded as a current liability and has been reduced subsequently by a payment of $59,000.

The Tonaquint promissory note was determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature, conversion price reset feature and the redemption option (compound embedded derivative liability). At the date of issuance of the Tonaquint note, compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the statement of operations. The Company uses the effective interest method to record interest expense from the accretion of the debt discount, which totaled $588,724 for the nine months ended September 30, 2013.

The following table summarizes the convertible debt activity for the period March 5, 2013 through September 30, 2013:

Description	Tonaquint	Warrant Compound Derivative Liability	Compound Derivative Liability	Total
Fair value issuances at inception	$949,800	$–	$–	$949,800
Fair value issuances during 2013 (debt discount)	(588,724)	16,400	256,224	(316,100)
Change in fair value	588,724	(13,891)	172,799	747,632
Conversions during	(40,882)		–	(40,882)
Fair value at September 30, 2013	$908,918	$2,509	$429,023	$1,340,450

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

The Company recorded a net change in fair value of derivative expense of $187,322 and a loss on debt redemption of $19,162 for a total net derivative expense of $206,484 for the nine months ended September 30, 2013.

JMJ Financial Convertible Promissory Note

On March 20, 2013, the Company entered into a one year unsecured promissory note debt financing agreement with JMJ Financial for (“JMJ”) up to $500,000 at the sole discretion of additional consideration with the Lender. The note includes a 10% original issue discount that is prorated based on the consideration funded. The Company also paid holder an origination fee in the amount of $40,500 in 144 Stock (50,000 shares) at the closing bid price of the Company’s Common Stock. As of September 30, 2013 the Company has received funding of $300,000, bearing interest at a rate of 12% per annum and maturing in one year from the effective date of each payment. At September 30, 2013, the outstanding principal balance of the JMJ Financial convertible promissory note totaled $307,000 including OID. The conversion price is the lesser of $0.59 or 60% of the lowest trade price in the 25 trading days previous to the conversion.

The JMJ promissory note was determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature, conversion price reset feature and the redemption option (compound embedded derivative liability). At the date of issuance of the JMJ note, compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the statement of operations. The Company uses the effective interest method to record interest expense from the accretion of the debt discount and from the accretion of unamortized discount upon conversion which totaled $56,731 for the nine months ended September 30, 2013. The estimated debt accretion for subsequent years is $63,688 and $209,581 for years ending December 31, 2013 and 2014, respectively.

The following table summarizes the convertible debt activity for the period March 20, 2013 through September 30, 2013:

Description	JMJ	Compound Derivative Liability	Total
Fair value issuances at inception	$330,000	$–	$330,000
Fair value issuances during 2013 (debt discount)	(330,000)	382,260	52,260
Change in fair value	56,731	(123,659)	(66,928)
Conversions during	(22,500)	–	(22,500)
Fair value at September 30, 2013	$34,231	$258,601	$292,832

The Company recorded a net change in fair value of derivatives income of $104,200 and a loss on debt redemption of $13,819 for a total net derivative income of $90,381 for the nine months ended September 30, 2013.

Willow Creek Capital Convertible Promissory Note

On April 2, 2013, the Company entered into a nine month convertible promissory note secured debt financing agreement with Willow Creek Capital, LLC, for $244,200, bearing interest at a rate of 12% per annum and maturing October 01, 2013. The note also includes a 10% OID of $20,000 based on the consideration funded, prepaid interest of $22,200 and $2,000 in legal and other expense. The Company also paid holder an origination fee in the amount of $109,890 in 144 Stock (146,325 shares) at the closing bid price of the Company’s Common Stock. The holder may require the Company to convert the outstanding principal balance (including any unpaid interest) into shares of 144 Common Stock at any time after the six months term of the note. The Common Stock issued will be valued using a conversion factor of 80% the average of the lowest two (2) trading prices common shares during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. If the average two (2) lowest trading prices is less than $0.33, then the conversion factor will be reduced to 70%. The holder will be entitled to purchase from the Company five year warrants expiring April 2, 2018 to purchase 48,775 shares of ERF Common Stock at an exercise price of $0.751 or the per-share price at which the Common Stock is sold in an underwritten public offering that closes on or before the date that is six (6) months from the issue date, as may be adjusted from time to time pursuant to the terms and conditions of this Warrant.

The Willow Creek promissory note was determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature, conversion price full ratchet reset feature and the redemption option (compound embedded derivative liability). At the date of issuance of the Willow Creek note, compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the statement of operations. The Company uses the effective interest method to record interest expense from the accretion of the debt discount and from the accretion of unamortized discount upon conversion which totaled $240,793 for the nine months ended September 30, 2013. The estimated debt accretion for the remainder of 2013 is $3,407.

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

The following table summarizes the convertible debt activity for the period April 2, 2013 through September 30, 2013:

Description	Willowcreek	Compound Derivative Liability	Total
Fair value issuances at inception	$244,200	$–	$244,200
Fair value issuances during 2013 (debt discount)	(244,200)	255,000	10,800
Change in fair value	240,793	(104,257)	136,536
Conversions during	–	–	–
Fair value at September 30, 2013	$240,793	$150,743	$391,536

The Company recorded a net change in fair value of derivative income of $104,257 for the nine months ended September 30, 2013.

Vista Capital Convertible Promissory Note

On April 4, 2013, the Company entered into a six month convertible promissory note secured debt financing agreement with Vista Capital Investments, LLC, for $60,500, bearing interest at a rate of 12% per annum and maturing October 4, 2013. The note also includes a 10% OID of $5,000 based on the consideration funded, prepaid interest of $5,500. The Company also paid holder an origination fee in the amount of $21,175 in 144 Stock (33,611 shares) at the closing bid price plus of the Company’s Common Stock. The holder may require the Company to convert the outstanding principal balance (including any unpaid interest) into shares of 144 Common Stock at any time after the six months term of the note. The Common Stock issued will be valued using a conversion factor of 80% the average of the lowest two (2) trading prices common shares during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. If the average two (2) lowest trading prices is less than $0.33, then the conversion factor will be reduced to 70%. The holder will be entitled to purchase from the Company five year warrants expiring April 4, 2018 to purchase 14,405 shares of ERF Common Stock at an exercise price of $0.80 or the per-share price at which the Common Stock is sold in an underwritten public offering that closes on or before the date that is six (6) months from the issue date, as may be adjusted from time to time pursuant to the terms and conditions of this Warrant.

The Vista promissory note was determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature, conversion price full ratchet reset feature and the redemption option (compound embedded derivative liability). At the date of issuance of the Vista note, compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the statement of operations. The Company uses the effective interest method to record interest expense from the accretion of the debt discount and from the accretion of unamortized discount upon conversion which totaled $57,543 for the nine months ended September 30, 2013. The estimated debt accretion for the remaining 2013 is $3,047.

The following table summarizes the convertible debt activity for the period April 4, 2013 through September 30, 2013:

Description	Vista	Compound Derivative Liability	Total
Fair value issuances at inception	$60,500	$–	$60,500
Fair value issuances during 2013 (debt discount)	(60,500)	70,967	10,467
Change in fair value	57,453	(33,621)	23,832
Conversions during	–	–	–
Fair value at September 30, 2013	$57,453	$37,346	$94,799

The Company recorded a net change in fair value of derivatives income of $33,621 for the nine months ended September 30, 2013.

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

TCA Global Convertible Promissory Note

On June 28, 2013, the Company entered into a twelve month convertible promissory note secured debt financing agreement with TCA Global Credit Master Fund for $1,500,000, bearing interest at a rate of 12% per annum and maturing July 28, 2014. At September 30, 2013, the outstanding principal balance of the TCA Global convertible promissory note totaled $1,262,000. The note also includes $153,300 in commitment fees; due diligence fees; document review fees; service fees; legal; and other expense. The holder may require the Company to convert the outstanding principal balance (including any unpaid interest) into shares of 144 Common Stock at any time during the twelve months term of the note or thereafter. The Common Stock issued will be valued using a conversion factor of 85% the average VWAP trading price during the five (5) trading day period ending on the latest complete trading day prior to the conversion date.

The TCA Global promissory note was determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature and the redemption option (compound embedded derivative liability). At the date of issuance of the TCA Global note, compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the statement of operations. The Company uses the effective interest method to record interest expense from the accretion of the debt discount and from the accretion of unamortized discount upon conversion which totaled $15,764 for the nine months ended September 30, 2013. The estimated debt accretion for subsequent years is $18,261, $69,168 and $35,155 for years ending December 31, 2013, 2014 and 2015, respectively.

The following table summarizes the convertible debt activity for the period June 28, 2013 through September 30, 2013:

Description	TCA Global	Compound Derivative Liability	Total
Fair value issuances at inception	$1,500,000	$–	$1,500,000
Fair value issuances during 2013 (debt discount)	(138,312)	138,312	–
Change in fair value	15,764	(2,249)	13,515
Conversions during	(237,729)	–	(237,729)
Fair value at September 30, 2013	$1,139,723	$136,063	$1,275,786

The Company recorded a net change in fair value of derivatives income of $2,249 for the nine months ended September 30, 2013.

Investor Financing

On July 13, 2012, the Company entered into a three-month secured debt financing agreement with individuals for $1,000,000 with an interest rate of 12% per annum. Under the agreement, as amended, the maturity date was extended to September 30, 2013. Both parties under the amendment agreed to apply the Dakota Capital Fund payment of $181,235 including interest as a subset to the bridge note incurring an interest rate at .5% interest per day on a 360 day calendar year. At September 30, 2013, the outstanding principal balance totaled $473,000. The Company is in negotiations of extending the investor financing note through fourth quarter 2013.

Capital Leases

Banc Leasing Inc. Included in property and equipment at September 30, 2013, the cost of the equipment was $610,900 and the accumulated amortization was $463,263. Amortization of assets under capital leases is included in depreciation expense. The equipment is the primary collateral securing the financing.

Advantage Leasing Inc. Included in vehicles at September 30, 2013, the cost of the vehicles was $273,443 and the accumulated amortization was $134,307. Amortization of assets under capital leases is included in depreciation expense. The vehicles are the primary collateral securing the financing.

Legacy Laser Services Dallas, LLC Included in property and equipment at September 30, 2013, the cost of the equipment was $155,349 and the accumulated amortization was $19,447. Amortization of assets under capital leases is included in depreciation expense. The equipment is the primary collateral securing the financing.

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 30, 2013 (in thousands):

Year Ending December 31,
2013	$86
2014	335
2015	159
2016	63
Thereafter	–
Total minimum lease payments	643
Less amount representing interest	(158)
Present value of net minimum lease payments	485
Current maturities of capital lease obligations	(252)
Long-term portion of capital lease obligations	$233

NOTE 10 - COMMITMENTS

Leases and License Agreements

For the nine months ended September 30, 2013 and 2012, rental expenses of approximately $902,000 and $750,000, respectively, were incurred. The Company accounts for rent expense under leases that provide for escalating rentals over the related lease term on a straight-line method. The Company occupies office and tower facilities under several non-cancelable operating lease agreements expiring at various dates through December 2018, and requiring payment of property taxes, insurance, maintenance and utilities.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2013 were as follows (in thousands):

Year Ending December 31,	Amount
2013	229
2014	779
2015	707
2016	610
Thereafter	126
Total	$2,451

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

NOTE 11 – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts for the nine months ended September 30, 2013, are summarized as follows (in thousands):

September 30,
2013
Costs incurred on uncompleted contracts	$51
Estimated profit	57
Gross revenue	108
Less: billings to date	108
Costs and profit in excess of billings	$–

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

Such amounts are included in the accompanying balance sheet at September 30, 2013, are summarized as follows (in thousands):

September 30,
2013
Cost and estimated earnings in excess of billings on uncompleted contracts	$–

Billings in excess of costs and estimated earnings on uncompleted contracts	–

$–

NOTE 12 - RELATED PARTY TRANSACTIONS

In May 2013, the Company entered into a capital lease agreement with Legacy Laser Services Dallas, LLC and (Affiliate). Manny M. Carter is a Managing Member of Legacy Laser Services and a current Board Member of ERF Wireless Inc. At September 30, 2013, the outstanding balance on the capital leases totaled $191,000. The payment terms are $9,947 per month including interest, at an annual rate of 42% per annum. The capital leased equipment is to be utilized in our networks in oil and gas exploration regions. The equipment is the primary collateral securing the financing.

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

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

For the three and nine months ended September 30, 2013 and 2012 (in thousands):

Three Months Ended September 30, 2013	EBI	WBS	ENS	Total Segment	ERF Corporate	Total Consolidated
Revenue	$1,121	$610	$72	$1,803	$–	$1,803
Segment income (loss) from operations	82	(360)	(26)	(304)	(844)	(1,148)
Total assets	3,006	1,580	435	5,021	289	5,310
Capital expenditures	74	69	–	143	–	143
Depreciation	215	204	58	477	8	485

Three Months Ended September 30, 2012	EBI	WBS	ENS	Total Segment	ERF Corporate	Total Consolidated
Revenue	$1,363	$576	$69	$2,008	$–	$2,008
Segment income (loss) from operations	245	(158)	(78)	9	(1,003)	(994)
Total assets	3,388	2,238	656	6,282	171	6,453
Capital expenditures	147	321	5	473	3	476
Depreciation	191	182	59	432	11	443

Nine Months Endeed September 30, 2013	EBI	WBS	ENS	Total Segment	ERF Corporate	Total Consolidated
Revenue	$3,134	$1,818	$327	$5,279	$–	$5,279
Segment income (loss) from operations	64	(1,032)	(21)	(989)	(2,645)	(3,634)
Total assets	3,006	1,580	435	5,021	289	5,310
Capital expenditures	270	174	–	444	15	459
Depreciation	645	616	176	1,437	24	1,461

Nine Months Endeed September 30, 2012	EBI	WBS	ENS	Total Segment	ERF Corporate	Total Consolidated
Revenue	$3,398	$1,725	$220	$5,343	$–	$5,343
Segment income (loss) from operations	479	(350)	(245)	(116)	(2,612)	(2,728)
Total assets	3,388	2,238	656	6,282	171	6,453
Capital expenditures	677	761	5	1,443	13	1,456
Depreciation	510	451	175	1,136	38	1,174

Reconciliation of Segment Assets to Total Assets	September 30, 2013	December 31, 2012
Total segment assets	$5,021	$5,989
Total corporate assets	289	282
Total assets	$5,310	$6,271

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation expense, accounting changes and non-recurring items.

For the nine months ended September 30, 2013, two customers accounted for $1,572,000 and $542,000 of EBI revenues each.

NOTE 14 - SUBSEQUENT EVENTS

Subsequent to September 30, 2013, the Company issued 10,033,056 shares of common stock valued at approximately $641,000 for services rendered, and conversion of debt.

Subsequent to September 30, 2013, the Company, received conversion notices from the holder and made payments toward the Tonaquint convertible promissory note of $59,000.

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

The Company’s financial results reflect the Company’s continued focus on expanding our turnkey communications services to the oil and gas industry. The following reflects the three and nine month activity ended September 30, 2013.

—	The Company reported overall consolidated revenues of $1,803,000 for the quarter ended September 30, 2013 as compared to $2,008,000 for the same prior year quarter ended September 30, 2012; a decrease of $205,000 or 10%. The overall decrease was comprised of a $242,000 decrease in revenues in our oil and gas operations subsidiary, Energy Broadband, Inc., due to lower oil and gas sales to one of our major customers and an overall drop in U.S. rig count, offset with an increase of $34,000 from our wireless bundled services and a $3,000 increase in our enterprise network services.

—	The Company’s Energy Broadband, Inc. subsidiary reported revenues of $3,134,000 for the nine months ended September 30, 2013 as compared to revenues of $3,398,000 for the same prior year nine month quarter ended September 30, 2012; a decrease of $264,000 or 8%.

—	The Company reported Gross Profit of $744,000 for the quarter ended September 30, 2013 as compared to $977,000 for the same prior year quarter ended September 30, 2012; a decrease of $233,000 or 24%. This 24% decrease in Gross Profits is primarily due to lower oil and gas sales to one of our major customers. The Company reported Gross Profit of $2,197,000 for the nine months ended September 30, 2013 as compared to $2,436,000 for the same prior year nine months ended September 30, 2012; a decrease of $239,000 or 10%. This 10% decrease in Gross Profits is primarily due to lower oil and gas sales to one of our major customers.

—	The Company reported a Consolidated Net Loss of $2,621,000 for the quarter ended September 30, 2013 as compared to a Consolidated Net Loss of $1,453,000 for the same prior quarter ended September 30, 2012.

—	The Company reported a increase of $668,000 or 13% increase in Operating Expenses for the nine months ended September 30, 2013 as compared to the same prior year nine months ended September 30, 2012 to support the continued aggressive strategy to grow our Energy Broadband business unit.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013, COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

The following table sets forth summarized consolidated financial information for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,				Nine Months Ended September 30,

($ in thousands)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Total sales	$1,803	$2,008	$(205)	-10%	$5,279	$5,343	$(64)	-1%
Total Cost of goods sold	1,059	1,031	28	3%	3,082	2,907	175	6%
Gross profit	744	977	(233)	-24%	2,197	2,436	(239)	-10%
Percent of total sales	41%	49%			42%	46%
Total operating expenses	1,892	1,971	(79)	-4%	5,832	5,164	668	13%
Loss from operations	(1,148)	(994)	(154)	15%	(3,635)	(2,728)	(907)	33%
Total other income/(expense)	(1,471)	(449)	(1,022)	228%	(2,897)	(1,027)	(1,870)	182%
Consolidated net loss	(2,619)	(1,443)	(1,176)	-81%	(6,532)	(3,755)	(2,777)	-74%
Net income attributable to non-controlling interest	(2)	(9)	7	100%	(1)	(17)	16	100%
Other comprehensive loss	–	(1)	1	-100%	–	(7)	7	-100%
Total comprehensive loss	$(2,621)	$(1,453)	$(1,168)	80%	$(6,533)	$(3,779)	$(2,754)	73%

For the three months ended September 30, 2013, the Company's business operations reflected a decrease in sales for EBI, offset with increase sales in WBS and ENS subsidiaries. For the three months ended September 30, 2013, the Company's consolidated operations generated net sales of $1,803,000 compared to prior-year period net sales of $2,008,000. The $205,000 decrease in total sales is primarily attributable to $242,000 decreased sales in EBI from declining deployment of our Mobile Broadband Trailers (MBT’s) in the oil and gas regions. Service sales decreased $237,000 and product sales increased $32,000. For the three months ended September 30, 2013, the Company had a gross profit margin of 41%, compared to a gross profit margin 49% for the prior year period. The $233,000 decrease in gross profit margin is primarily attributed to; (i) approximately $197,000 decrease in gross margin in EBI attributable to decreased sales associated with declining deployment of MBT’s in oil and gas regions and increased depreciation and (ii) $36,000 decrease in gross margin in WBS primarily related to increased depreciation, fuel cost and tower rent cost.

For the nine months ended September 30, 2013, the Company's business operations reflected an increase in sales for its WBS, ENS subsidiaries and offset with decrease sales in EBI subsidiary. For the nine months ended September 30, 2013, the Company's consolidated operations generated net sales of $5,279,000 compared to prior-year period net sales of $5,343,000. The $64,000 decrease in total sales is primarily attributable to $264,000 decreased sales in EBI from declining deployment of our Mobile Broadband Trailers (MBT’s) in the oil and gas regions. Service sales decreased $64,000 and product sales were flat. For the nine months ended September 30, 2013, the Company had a gross profit margin of 42%, compared to a gross profit margin 46% for the prior year period. The $239,000 decrease in gross profit margin is primarily attributed to; (i) approximately $134,000 decrease in gross margin in EBI attributable to decreased sales associated with deployment of MBT’s in oil and gas regions, (ii) $144,000 decrease in gross margins in WBS due to increased depreciation and tower rent cost, and (iii) offset with a $39,000 increase in gross margin in ENS primarily related to sales in bank network construction.

SALES INFORMATION

Set forth below are tables presenting summarized sales information for our business segments for the three and nine months ended September 30, 2013 and 2012:

($ in thousands)	Three Months Ended September 30,
Business Segment	2013	% of Total	2012	% of Total	$ Change	% Change
Energy Broadband, Inc.	$1,121	62%	$1,363	68%	$(242)	-18%
Wireless Bundled Services	610	34%	576	29%	34	6%
Enterprise Network Services	72	4%	69	3%	3	4%
Total Sales	$1,803	100%	$2,008	100%	$(205)	-10%

($ in thousands)	Nine Months Ended September 30,
Business Segment	2013	% of Total	2012	% of Total	$ Change	% Change
Energy Broadband, Inc.	$3,134	60%	3,398	64%	$(264)	-8%
Wireless Bundled Services	1,818	34%	1,725	32%	93	5%
Enterprise Network Services	327	6%	220	4%	107	49%
Total Sales	$5,279	100%	$5,343	100%	$(64)	-1%

For the three months ended September 30, 2013, net sales decreased to $1,803,000 from $2,008,000 for the three months ended September 30, 2012. The overall decrease of 10% was attributable to decreased sales of $242,000 in EBI offset with increased sales of $34,000 in WBS and increased sales in ENS of $3,000. The $205,000 decrease in net sales is primarily attributable to $242,000 decreased sales in EBI from declining deployment of our MBT’s in the oil and gas regions.

For the nine months ended September 30, 2013, net sales decreased to $5,279,000 from $5,343,000 for the nine months ended September 30, 2012. The overall decrease of 1% was attributable to decreased sales of $264,000 in EBI offset with increased sales of $93,000 in WBS and increased sales in ENS of $107,000. The $64,000 decrease in net sales is primarily attributable to $264,000 decreased sales in EBI from declining deployment of our MBT’s in the oil and gas regions.

COST OF GOODS SOLD

The following tables set forth summarized cost of goods sold information for the three months ended September 30, 2013 and 2012:

($ in thousands)	Three Months Ended September 30,
Business Segment	2013	% of Total	2012	% of Total	$ Change	% Change
Energy Broadband, Inc.	$586	55%	$631	61%	$(45)	-7%
Wireless Bundled Services	375	36%	305	30%	70	23%
Enterprise Network Services	98	9%	95	9%	3	3%
Total cost of sales	$1,059	100%	$1,031	100%	$28	3%

	Three Months Ended September 30,
($ in thousands)	2013	2012	$ Change	% Change

Products and integration service	$412	$448	$(36)	-8%
Rent and maintenance	212	194	18	9%
Depreciation	435	389	46	12%
Total cost of sales	$1,059	$1,031	$28	3%

For the three months ended September 30, 2013, cost of goods sold increased by $28,000, to $1,059,000 from $1,031,000 as compared to the three months ended September 30, 2012. The increase of $28,000 in cost of goods sold is primarily attributable to a decreased cost of $45,000 in EBI due to decreased sales affecting a reduction in our third party services during the quarter in the oil and gas regions, offset with increased cost in WBS of $70,000 due to increased depreciation and tower rents for expansion and upgrade of networks and increased cost in ENS of $3,000 due to banking network construction project.

The following tables set forth summarized cost of goods sold information for the nine months ended September 30, 2013 and 2012:

($ in thousands)	Nine Months Ended September 30,
Business Segment	2013	% of Total	2012	% of Total	$ Change	% Change
Energy Broadband, Inc.	$1,686	55%	$1,815	62%	$(129)	-7%
Wireless Bundled Services	1,049	34%	812	28%	237	29%
Enterprise Network Services	347	11%	280	10%	67	24%
Total cost of sales	$3,082	100%	$2,907	100%	$175	6%

	Nine Months Ended September 30,
($ in thousands)	2013	2012	$ Change	% Change

Products and integration service	$1,171	$1,399	$(228)	-16%
Rent and maintenance	605	495	110	22%
Depreciation	1,306	1,013	293	29%
Total cost of sales	$3,082	$2,907	$175	6%

For the nine months ended September 30, 2013, cost of goods sold increased by $175,000, to $3,082,000 from $2,907,000 as compared to the nine months ended September 30, 2012. The increase of $175,000 in cost of goods sold is primarily attributable to a decreased cost of $129,000 in EBI due to decreased sales affecting a reduction in our third party services in the oil and gas regions, offset with increased cost in WBS of $237,000 due to increased depreciation and tower rents for expansion and upgrade of networks and increased cost in ENS of $67,000 due to banking network construction project.

OPERATING EXPENSES

The following table sets forth summarized operating expense information for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change

Employment expenses	$1,069	$1,066	$3	0%	$3,235	$2,921	$314	11%
Professional services	356	475	(119)	-25%	1,315	1,036	279	27%
Rent and maintenance	106	105	1	1%	340	304	36	12%
Depreciation	51	54	(3)	-6%	155	161	(6)	-4%
Other general and administrative	310	271	39	14%	787	742	45	6%
Total operating expenses	$1,892	$1,971	$(79)	-4%	$5,832	$5,164	$668	13%

For the three months ended September 30, 2013, operating expenses decreased by 4% to $1,892,000, as compared to $1,971,000 for the three months ended September 30, 2012, resulting from:

—	A $3,000 increase in employment expense ;

—	A $119,000 decrease in professional services - primarily attributable to a decrease in consulting services compared to last year;

—	A $1,000 increase in rent and maintenance;

—	A $3,000 decrease in depreciation; and

—	A $39,000 increase in other general and administrative.

For the nine months ended September 30, 2013, operating expenses increased by 13% to $5,832,000, as compared to $5,164,000 for the nine months ended September 30, 2012, resulting from:

—	A $314,000 increase in employment expense - primarily attributable to increased employee headcount during the first quarter of the year as compared to prior quarter;

—	A $279,000 increase in professional services - primarily attributable to accounting and legal services;

—	A $36,000 increase in rent and maintenance;

—	A $6,000 decrease in depreciation; and

—	A $45,000 increase in other general and administrative.

OTHER INCOME (EXPENSE), NET

For the three months ended September 30, 2013, other expense, net increases to $1,471,000 from $449,000 as compared to three months ended September 30, 2012. The increase in other expense of $1,022,000 from the prior year period is primarily attributable to an increase in our interest expense, net on debt obligations totaling $1,004,000 and a decrease in our net derivative income of $18,000 as compared to interest expense, net of $475,000 and offset with a derivative income of $26,000 for the three months ended September 30, 2012. The derivative expense/income represents the net unrealized (non-cash) charge during the three months ended September 30, 2013 and 2012, in the fair value of our derivative instrument liabilities related to warrants and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately.

For the nine months ended September 30, 2013, other expense, net increases to $2,897,000 from $1,027,000 as compared to nine months ended September 30, 2012. The increase in other expense of $1,870,000 from the prior year period is primarily attributable to an increase in our interest expense, net on debt obligations totaling $2,117,000 and offset with a increase in our net derivative income of $223,000 and gain on sale of assets of $24,000 as compared to interest expense, net of $1,151,000 and offset with derivative income of $124,000 for the nine months ended September 30, 2012. The derivative expense/income represents the net unrealized (non-cash) charge during the nine months ended September 30, 2013 and 2012, in the fair value of our derivative instrument liabilities related to warrants and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately.

COMPREHENSIVE LOSS

For the nine months ended September 30, 2013, our total comprehensive loss was $6,533,000 compared to comprehensive loss of $3,779,000 for the nine months ended September 30, 2012. The increased comprehensive loss for the nine months ended September 30, 2013, as compared to the comprehensive loss for nine months ended September 30, 2012 is primarily attributable to the factors described above.

CASH FLOWS

The Company's operating activities increased net cash used by operating activities to $2,434,000 in the nine months ended September 30, 2013, compared to net cash used of $1,400,000 in the nine months ended September 30, 2012. The increase in net cash used by operating activities was primarily attributable to accounts payable and accrued liabilities compared to the prior year.

The Company's investing activities used net cash of $187,000 in the nine months ended September 30, 2013, compared to net cash used of $1,166,000 in the nine months ended September 30, 2012. The decrease in cash provided by investing activities is primarily attributable to a slower rollout of targeted oil and gas network upgrades.

The Company's financing activities provided net cash of $2,613,000 in the nine months ended September 30, 2013, compared to $2,046,000 of cash used in the nine months ended September 30, 2012. The cash provided in the nine months ended September 30, 2013, was primarily associated with proceeds from debt financings.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2013, the Company's current assets totaled $1,970,000 (including cash and cash equivalents of $110,000); and total current liabilities were $6,661,000, resulting in negative working capital of $4,691,000. The Company has funded operations during the last nine months primarily through borrowings. These borrowings during the nine months ended September 30, 2013 were incurred from the Company's line of credit, net totaling $798,000, and convertible debt financing of $2,966,000.

DEBT FACILITIES AND INSTRUMENTS

During December 2012, the Company extended its maturity date of its $12.0 million unsecured revolving credit facility with Angus Capital Partners, a related party, from December 31, 2013 to December 30, 2015. The terms of the unsecured revolving credit facility allow the Company to draw upon the facility as financing requirements dictate and provide for quarterly interest payments at a 12% rate per annum. The payment of principal and interest may be paid in cash, common shares or preferred shares at the Company’s election. At September 30, 2013, the outstanding balance on the line of credit totaled $2,523,000 with a remaining line of credit available of $9,477,000. During the nine months ended September 30, 2013, the Company issued 4,524,000 shares of its Common Stock for the settlement of $1,444,000 of principal and $289,000 of accrued interest for a total amount of $1,733,000 owed to Angus Capital Partners. The Company issued Common Stock at an average price of $0.38 per share calculated based on the closing price the day the debt was settled.

In November 2011, the Company entered into debt financing agreement with Dakota Capital Fund LLC, for financing of up to $3,000,000. During the fourth quarter of 2011, the Company received proceeds of $2,000,000 and had the option of additional funding of $1,000,000 for equipment purchases. This debt facility is secured by certain ERF Wireless assets and there is no prepayment penalty. At September 30, 2013, the outstanding balance on the debt financing agreement totaled $1,485,000 and the Company has elected not to request any additional funds under this credit facility. The payment terms are $178,031 per quarter including interest, at an annual rate of 18% per annum plus 10% of positive operational cash flow as determined on a quarterly basis for repayment of additional principal beginning July 1, 2012. The funding was utilized to purchase equipment to build out networks in oil and gas exploration regions of North America.

During the nine months ended September 30, 2013, the Company issued to certain accredited investors a principal amount of $325,000 of E-Series bonds (the "Bonds") in addition to the $687,000 which was outstanding at December 31, 2012. At September 30, 2013, the outstanding principal balance of the Bonds totaled $311,000. The Bonds are due and payable upon maturity, a three-year period from the issuance date. Interest on the Bonds is payable at the rate of 7.5% per annum, and is payable semiannually. The Bondholder may require the Company to convert the Bond (including any unpaid interest) into shares of Common Stock at any time only during the first year. If the Bonds are converted under this option, the Company will issue shares representing 100% of the Bond principal and unpaid interest calculated through maturity. The Common Stock issued under this option will be valued at the average closing price of the common shares for the five days prior to the notification. If the Bond is converted within the first year the Company will issue a three-year warrant to purchase one share of EBI Common Stock at a price of $4.00 for every $2.00 of Bond principal.

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

On July 13, 2012, the Company entered into a three-month secured debt financing agreement with individuals for $1,000,000 with an interest rate of 12% per annum. Under the agreement, as amended, the maturity date was extended to September, 2013. Both parties under the amendment agreed to apply the Dakota Capital Fund payment of $181,235 including interest as a subset to the bridge note incurring an interest rate at 180% per annum. At September 30, 2013, the outstanding principal balance totaled $473,000.

On March 20, 2013, the Company entered into a one year unsecured promissory note debt financing agreement with JMJ Financial for (“JMJ”) up to $500,000 at the sole discretion of additional consideration with the Lender. The note includes a 10% original issue discount that is prorated based on the consideration funded. The Company also paid holder an origination fee in the amount of $40,500 in 144 Stock (50,000 shares) at the closing bid price of the Company’s Common Stock. As of September 30, 2013 the Company has received funding of $300,000, bearing interest at a rate of 12% per annum and maturing in one year from the effective date of each payment. At September 30, 2013, the outstanding principal balance of the JMJ Financial convertible promissory note totaled $308,000 including OID. The conversion price is the lesser of $0.59 or 60% of the lowest trade price in the 25 trading days previous to the conversion.

On June 28, 2013, the Company entered into a twelve month convertible promissory note secured debt financing agreement with TCA Global Credit Master Fund for $1,500,000, bearing interest at a rate of 12% per annum and maturing July 28, 2014. At September 30, 2013, the outstanding principal balance of the TCA Global convertible promissory note totaled $1,262,000. The note also includes $153,300 in commitment fees; due diligence fees; document review fees; service fees; legal; and other expense. The holder may require the Company to convert the outstanding principal balance (including any unpaid interest) into shares of 144 Common Stock at any time during the twelve months term of the note or thereafter. The Common Stock issued will be valued using a conversion factor of 85% the average VWAP trading price during the five (5) trading day period ending on the latest complete trading day prior to the conversion date.

ISSUANCE OF COMMON STOCK

During the three months ended September 30, 2013, we issued to various accredited investors 4,312,587 shares for interest, services rendered and debt conversions. We relied on Section 4(2) of the Securities Act in effecting these transactions. During the three months ended September 30, 2013, we issued 424,455 shares of common stock to employees and business consultants, for aggregate consideration of $172,948 of services rendered, pursuant to a registration statement on Form S-8.

During the nine months ended September 30, 2013, we issued to various accredited investors 8,279,383 shares for interest, services rendered and debt conversions. We relied on Section 4(2) of the Securities Act in effecting these transactions. During the nine months ended September 30, 2013, we issued 964,740 shares of common stock to employees and business consultants, for aggregate consideration of $547,587 of services rendered, pursuant to a registration statement on Form S-8.

USE OF WORKING CAPITAL

We believe our cash and available credit facilities afford us adequate liquidity through September 30, 2014. We anticipate that we will need additional capital in the future to continue to expand our business operations. We have historically financed our operations through private equity and debt financings. We do not have any commitments for equity or debt funding at this time, and additional funding may not be available to us on favorable terms, if at all. As such there is no assurance that we can raise additional capital from external sources, the failure of which could cause us to curtail operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2013, the Company did not have any significant off-balance-sheet arrangements other than certain office and tower facility operating leases requiring minimal commitments under non-cancelable leases disclosed in the Form 10-K.

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

Long-Lived Assets

We review our long-lived assets, to include intangible assets subject to amortization, for recoverability whenever events or changes in circumstances indicate that the carrying amount of such long-lived asset or group of long-lived assets (collectively referred to as "the asset") may not be recoverable. Such circumstances include, but are not limited to:

—	a significant decrease in the market price of the asset;

—	a significant change in the extent or manner in which the asset is being used;

—	a significant change in the business climate that could affect the value of the asset; and

—	a current period loss combined with projection of continuing loss associated with use of the asset;

—	a current expectation that, more likely than not, the asset will be sold or otherwise disposed of before the end of its previously estimated useful life.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Common Stock Issued for Interest, Services and Debt Conversions

In July 2013, 997,608 shares of Common Stock at average price of $0.42 were issued for interest, services and debt conversions.

In August 2013, 318,519 shares of Common Stock at average price of $0.50 were issued for interest.

In September 2013, 2,746,460 shares of common stock at average price of $0.19 were issued for interest services and debt conversions.

Common Stock Issued Upon Conversion of Series A Preferred Stock

On July 30, 2013, an accredited investor acquired 125,000 shares of common stock pursuant to Preferred A Conversions.

On August 13, 2013, an accredited investor acquired 125,000 shares of common stock pursuant to Preferred A Conversions.

ITEM 3. DEFAULT IN SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 31	Certification of Chief Executive officer and Chief Financial officer pursuant to Rules 13a-14 (a) and 15d-14 (a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Temporary Hardship Exemption

101.INS*	XBRL Taxonomy Extension Schema Document

101.SCH*	XBRL Taxonomy Extension Calculation Linkbase Document

101.CAL*	XBRL Taxonomy Extension Label Linkbase Document

101.LAB*	XBRL Taxonomy Extension Presentation Linkbase Document

101.PRE*	XBRL Taxonomy Extension Definition Linkbase Document

101.DEF*	XBRL Instance Document

* To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ERF Wireless, Inc.

By:	/s/ H. Dean Cubley
H. Dean Cubley
Chief Executive Officer
Date:	November 14, 2013

By:	/s/ Richard R. Royall
Richard R. Royall
Chief Financial Officer
Date:	November 14, 2013

