Form 10-Q/A
period 2013-09-30
ERF Wireless, Inc.
filed 2013-11-19
CIK 1020646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

This Amendment No. 1 to the Quarterly Report on Form 10-Q is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q, as originally filed on November 14, 2013.

2

PART II - OTHER INFORMATION

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

ERF Wireless, Inc.

By:	/s/ H. Dean Cubley
H. Dean Cubley
Chief Executive Officer
Date:	November 19, 2013

By:	/s/ Richard R. Royall
Richard R. Royall
Chief Financial Officer
Date:	November 19, 2013

4