Form 10-K
period 2013-12-31
ERF Wireless, Inc.
filed 2014-04-15
CIK 1020646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark that disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2013 the aggregate market value of the shares of common stock held by non-affiliates (based on the closing price of $200.00 per share for the common stock as quoted on that date) was approximately $5,122,852.

As of April 15, 2014, the Company had outstanding 1,001,743 shares of its $.001 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

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

ii

ITEM 1. BUSINESS

The Company

We are a leading provider of wireless broadband access solutions for the energy industry. Our primary business strategy is to develop and provide a long-term terrestrial wireless broadband solution for the exploration, drilling, and production sectors of the energy industry in rural and remote locations in North America that lack existing communications infrastructure. We offer our oil and gas customers a comprehensive and integrated package of wellsite information technology (“IT”) communications services, including high-speed low-latency terrestrial broadband connectivity utilizing both licensed and unlicensed spectrum, voice over Internet Protocol (VOIP) telephone, facsimile service, wireless intercom systems, computer and other IT equipment rental, IT support services, and video security solutions.

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

Our current focus is to expand our network in the middle-United States region, including Texas, Oklahoma, Arkansas, New Mexico, and Louisiana.  The delivery of terrestrial broadband wireless directly to the wellsite is the primary benefit of our service - we believe the primary reason why our services are currently in demand throughout the remote oil and gas regions of North America. We have acquired 15 wireless broadband networks over eight years,  built seven additional wireless networks, and contracted with 11 other wireless networks to create, what we believe to be, the largest North American terrestrial wireless network coverage- in excess of 450,000 square miles- in important oil and gas regions. We have combined our terrestrial wireless coverage with a fleet of more than 130 mobile broadband trailers being referred to as “MBT’s”, that are deployed by our field technicians to a drilling pad that provides a symmetrical 1.5Mb/s wireless circuit back to one of our fixed towers up to twenty five miles away, depending on the local terrain -providing wireless access anywhere within our coverage area.  We are paid a daily rate for delivering this circuit to the wellsite while the well is being drilled. The terrestrial wireless solution offers a distinct advantage, in addition to the increased bandwidth, over the traditional very small aperture terminal, or VSAT, communications solution in that a VSAT adds almost one second of delay to the communications path (“latency”) while terrestrial broadband has no more than sixty thousands of a second of latency.  Many of the current remote software programs utilized by oil and gas companies require less than one tenth of a second of latency to function properly. Once the drilling process has been completed our technicians reverse the deployment process and move our MBT’s along with the drilling rig to our customer’s next drilling site. We are paid on an hourly rate for the move, since distances can vary from only a few miles to hundreds of miles. Once our technician arrives at the new wellsite, the process is repeated. Some of our MBT’s have been following the same drilling rig for years. We believe that this low latency “nomadic” delivery solution, when combined with our provision of a technician at the wellsite within four hours of being notified of any issues anywhere in our North American service territory, affords us a competitive advantage and should allow us to expand our market share going forward.

While our focus is on providing broadband connectivity to the drilling sector of the oil and gas industry, we also provide wireless broadband services to a broad range of other residential and enterprise customers including banking, healthcare, and educational customers utilizing the same wireless network assets and personnel used in our oil and gas services business.

Corporate Information

We were incorporated in the State of Nevada in June 2004. Our principal executive offices are located at 2911 South Shore Blvd., Suite 100, League City, Texas 77573, and our telephone number is (281) 538-2101. We maintain web sites at www.erfwireless.com, www.energybroadband.com and www.erfwireless.net. The information on, or that may be accessed through, our websites are not incorporated by reference into this filing and should not be considered a part of this filing.

On October 1, 2013, shareholders of the Company holding approximately 98.5% of the Company’s voting stock (the “Majority Shareholders”), as of September 24, 2013 (the “Record Date”), consented in writing to, among other things, an amendment to the Company’s Articles of Incorporation to effect one or a series of forward or reverse splits (the “Stock Splits”) of the Company’s common stock only for the express purpose, if required, in connection with obtaining a listing on a national securities exchange. The Stock Splits were required to be at a ratio of not less than 2 and not greater than 400 with the exact ratio to be set within such range at the discretion of the Board of Directors, without further approval or authorization of the Company’s shareholders, provided that such Stock Splits were required to be effected no later than October 1, 2014 (the “Shareholder Approval”). Neither the (i) number of authorized shares or the par value of the shares of the Company’s common stock nor (ii) number of authorized, issued and outstanding, or any associated conversion ratio of the shares of Series A Preferred Stock were to be changed in connection with any such Stock Split.

Effective December 2, 2013, the Board of Directors of the Company, consistent with the Shareholder Approval for the Stock Splits, approved a reverse stock split in a ratio of 1:400 (the “Reverse Stock Split”) and the filing of a Certificate of Amendment (the “Amendment”) to effect such Reverse Stock Split with the secretary of state of Nevada, which amendment was filed on December 12, 2013, provided that such Amendment, pursuant to its terms, did not go effective with the State of Nevada until December 17, 2013. The Board of Directors also approved the rounding of fractional shares remaining after the Reverse Stock Split to the nearest whole share on a per shareholder basis, provided that any shareholders holding over ten (10) shares, but less than ninety-nine (99) shares after the Reverse Stock Split would have their shares automatically rounded up to 100 shares (the “Rounding”). The Reverse Stock Split became effective with FINRA and in the marketplace on December 18, 2013 (the “Effective Date”).

As a result of the Reverse Stock Split, the Company’s issued and outstanding shares of common stock decreased from approximately 34.2 million pre-Reverse Stock Split shares to approximately 85,452 post-Reverse Stock Split shares prior to effecting the Rounding described above.

Unless otherwise stated or the context would require otherwise, the effects of the Reverse Stock Split have been retroactively reflected throughout this report.

The Company owns 100% of the common stock of the following subsidiaries: (i) Wireless Bundled Services, Inc., a Texas corporation (“WBS”); (ii) Enterprise Network Services, Inc., a Texas corporation (“ENS”); and (iii) Wireless Messaging Services, Inc., a Texas corporation (“WMS”). In September 2011, we declared a stock dividend to our shareholders consisting of 5% of the existing common stock in Energy Broadband, Inc. (“EBI”) our then wholly owned subsidiary. The dividend resulted in the issuance to each common and preferred shareholder of record as of September 30, 2011, for each 200 shares of our common stock, including Series A Preferred Stock convertible into 200 common shares, (i) 100 shares of EBI common stock, (ii) one three-year warrant to purchase 100 shares of EBI common stock at a price of $4.00 per share, and (iii) a second three-year warrant to purchase 100 shares of EBI at a price of $6.00 per share. During the year ended 2012, we distributed 725,611 shares of EBI common stock to our shareholders (the “EBI Dividend”). As a result, as of December 31, 2013, we owned 96.37% of EBI common stock and our shareholders owned an aggregate of 3.63% of EBI common stock. The Company expects to issue the remaining stock dividends in 2014. No stock dividends were issued during the year ended December 31, 2013.

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

In addition to the increased rate of utilization by oil and gas companies of our low latency, terrestrial wireless broadband communications service, our business growth is also driven by the increased level of oil and gas drilling activities in North America, particularly in shale plays in Eagle Ford and Cline Shale formations. We believe the following economic factors will positively impact our business strategy in the near future:

•	The continued need for higher bandwidth, low latency communications to support the digital oilfield. This need is continually driven by the more bandwidth intensive software being developed by the major oil and gas service providers. We believe that the traditional satellite communications VSAT solution is no longer a workable communications path for these real time software applications due to the high latency of VSAT’s and the only current practical solution is the use of a low latency terrestrial wireless broadband.

•	Increased oil drilling activity and sustained higher oil prices. The average West Texas Intermediate oil price has increased 277% from an average price per barrel of $26.11 in 2002 to a price per barrel of $98.42 for the year ended December 31, 2013. The average number of drilling rigs in the United States dedicated to drilling for crude oil has increased 902% from an average of 137 during 2002 to an average of 1,373 for the year ended December 31, 2013. We believe that this increasing demand for crude oil is reflected in the sharp increase in crude oil prices and utilization of oil drilling rigs. We further believe that sustained domestic drilling activity for crude oil will continue as exploration and production companies contend with constrained supply and increased demand. To satisfy this increased demand, we believe oil and gas drilling operations likely will continue to grow in rural, undeveloped areas that lack communications infrastructure. We believe our solution addresses both the undeveloped market as well as areas where existing technologies may not be competitive.

•	Favorable domestic natural gas drilling outlook. Domestic natural gas exploration and production companies are trending toward development of unconventional natural gas basins such as shale. These basins are known for large inventories of drilling locations and wells with high initial decline rates. These high initial decline rates typically result in more wells drilled over time in order to maintain production and lease positions. As producers gain experience in the nation’s shale gas plays, the efficiency of their drilling operations has improved immensely. Today, operators sink wells at a much quicker pace and have optimized their drilling and hydraulic fracturing techniques to maximize output. We believe these factors should result in high levels of domestic natural gas drilling activity, in particular in the Eagle Ford Shale and Cline Shale plays. We also believe that our market knowledge and strategic position will enable us to benefit from opportunities resulting from increased drilling in North American shale areas including the Eagle Ford Shale and Cline Shale.

As a result of the above factors, we expect that there will continue to be a tight supply of, and high demand for, natural gas and oil in North America in the near future. We believe these trends will continue to support high levels of drilling activity which should equate to increased demand for our services.

Banking/Healthcare/Education

Many rural areas of the United States that need point-to-point broadband communications do not have any alternative other than to lease these services from the local telephone company. Because of the rural nature of these leased services, there is very little competition and thus higher than average pricing in many locations. We have developed a wireless model for replacing these leased wireline circuits with terrestrial wireless circuits that are typically owned by the customer and monitored and maintained by us. In particular, for the regional banking industry, we utilize our already owned terrestrial wireless networks to build fixed point-to-point spur networks from our towers to the individual bank branch locations up to twenty-five miles away. The banks typically purchase these spur networks and pay us to build the networks. In addition, we provide our patented security device CryptoVue™ to satisfy the regulatory requirements of a bank using a wireless network outside of the bank’s physical location. These new bank networks allow a bank to communicate voice and data among their various branches as well as the parent bank. Following the construction and commissioning of a bank network, we typically enter into a long term monitoring and maintenance contract with the bank. The advantage that the bank receives, in addition to higher transmission speeds, is a reduction of their communication costs as compared to leasing such services from the telephone company. To date we have constructed four such banking networks that serve almost one hundred branch locations across Texas and Louisiana.

The healthcare and educational application of our wireless technology is very similar to the banking model, except that we typically own the spur networks and the security requirements are not as stringent as compared to banks. Over the past five years we have completed such networks for four large school districts in Texas and are serving five healthcare facilities, most located in the State of Texas.

Commercial and Residential Wireless Broadband

The rural areas of the United States have not historically enjoyed the advantages of broadband that is now available in most urban areas. Currently many rural areas still receive their Internet service by way of a dial up telephone connection, a local cable company, or if they live near a more urban region, by DSL. Even though they are connected to the Internet they cannot enjoy its advantages because their connection speed is limited in bandwidth. For those who want or need an increased bandwidth offered by broadband, the only viable and economic solution is to purchase wireless broadband. The costs associated with providing connectivity these customers are directly related to the number of customers per square mile, and as a result, the margins for rural commercial and residential broadband can be quite small even when delivered in a wireless fashion. We have, however, been able to utilize our existing networks shared with oil and gas customers, banks, healthcare, and educational entities to also deliver wireless broadband to customers in these rural areas. We currently have approximately 3,000 residential and commercial customers producing approximately $200,000 per month of recurring revenue while sharing our rural networks with our banking/healthcare/educational/ and oil and gas customers.

Our Services

Oil & Gas Industry Wireless Bandwidth and Related Support Services. Through our oil and gas industry division, we provide a wide range of wireless Internet bandwidth connectivity service solutions as well as a number of related products and services, which include the following:

•	Nomadic terrestrial wireless broadband circuit connectivity to the wellsite: the term “nomadic” refers to our ability to provide portable trailer mounted fifty foot erectable communication MBT’s directly to the wellsite and to wirelessly connect these MBT’s back to one of our fixed site network towers. Using this approach to broadband communications delivery we are able to provide one or more symmetrical 1.5 Mb/s (million bits per second) circuits to our oil and gas customer wellsite locations anywhere within up to twenty five miles from a fixed tower location depending on the local terrain.

•	Wellsite communications equipment rental: rental of computers, printers, fax machines, monitors, and similar communications equipment directly to the wellsite customers.

•	Wellsite IT support services: software and driver loading, computer problem resolution, and IT troubleshooting.

•	Wellsite IT services over broadband: IT support services to allow wellsite customers to operate remote software and data solutions over the broadband connection.

•	Network monitoring and maintenance: monitoring of various customer devices over the broadband network and troubleshooting either remotely or in person at the wellsite.

•	Layer 2 secure communications connectivity products rental and services: secure Internet protocol layer 2 routing of customer circuits to improve security and reliability of broadband connection.

•	Fixed site terrestrial wireless broadband connectivity: wireless broadband circuit connectivity directly from our fixed network towers to customer fixed sites such as remote field offices.

•	Network design and construction: design of wireless networks for customers for implementation anywhere in the world. Implementation of our network designs for customers anywhere in North America.

•	Production field SCADA (supervisory control and data acquisition): connection of our fixed tower wireless networks via wireless circuits directly to oil and gas customer production fields to monitor and control the production process.

•	Midstream communications, monitoring, and security: connection of our fixed tower wireless networks via wireless circuits directly to gathering and transport pipeline facilities for monitoring and security purposes.

In fiscal 2013 and 2012, these products and services resulted in revenues of $4,311,000 and $4,642,000 respectively, comprising 60% of our revenues in 2013 and 63% of our revenues in 2012.

Enterprise-Level Wireless Bandwidth Product and Services Through our enterprise network services division we provide a wide range of terrestrial wireless Internet bandwidth service solutions and related products to the regional banking, healthcare, and educational sectors primarily in the rural areas of North America within our existing coverage areas, including:

•	Turnkey design and implementation of custom Internet wireless bandwidth solutions, including long-term maintenance and network monitoring;

•	Reselling arrangements, under which banks may sell wireless broadband services to private entities, cities, municipalities, and private citizens in specific coverage areas; and

•	Secure connectivity using our patented CryptoVue™ product.

In fiscal 2013 and 2012, these products and services resulted in revenues of $404,000 and $380,000 respectively, comprising 6% of our revenues in 2013 and 5% of our revenues in 2012.

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

In fiscal 2013 and 2012, these products and services resulted in revenues of $2,441,000 and $2,306,000 respectively, comprising 34% of our revenues in 2013 and 31% of our revenues in 2012.

Our Business Strategy

We intend to continue to build upon our market position in the areas in which we operate by offering an integrated and comprehensive package of services that will allow us to provide our oil and gas customers with wellsite IT communications services required throughout their drilling locations. We intend to continue to supplement our wellsite communications business with our enterprise, commercial and residential bandwidth delivery to maximize the return from our investment in network infrastructure throughout the regions in which we operate. We view the incremental steps in achieving this to include the following:

•	Deploying our suite of communications services across existing North American land-based oil and gas operating areas. We believe that our existing terrestrial wireless networks combined with our nomadic wellsite bandwidth delivery system using our advanced fleet of 130 MBTs can be effectively marketed across the majority of our land-based operating areas. We believe our established customer base and regional relationships will continue to provide a strategic distribution network for our service deployment efforts.

•	Extend our oil and gas operations into new geographic areas. We intend to apply our expertise in wellsite communications services in markets where we currently do not operate and which provide an attractive platform for future growth. We believe our customers will continue to find value in our ability to provide services across multiple operating regions. We intend to continue to improve the ease with which our clients can use our services from one wellsite location to the next by expanding our service teams of field technicians that provide this service. We expect to support our customers’ entry into other new active drilling regions that are currently developing in the major oil shale regions of North America by introducing our service offerings in those regions. In addition, we intend to expand into new geographic areas where market conditions are favorable in order to attract new customers. Our major criteria for choosing new expansion regions are the availability of sufficient drilling rig density to justify the financial cost of building or acquiring the network.

•	Broaden the suite of services we provide. We have established what we believe to be solid working relationships with our oil and gas and enterprise customers, which we believe will allow us to work closely with our customers to define new service offerings such as security, custom circuit configurations, and redundant communication configurations that meet specific customer needs in the areas where we operate.

•	Focus on service quality, business performance and safety. Our management team is responsible for assessing our service quality, performance and safety compliance and coordinates with our field offices to help ensure that our quality and performance metrics and safety standards are met at every level of our organization.

•	Continue to pursue strategic expansion opportunities to acquire coverage. We believe that the markets in which we operate remain fragmented and that there are consolidation opportunities within these markets. We completed 15 acquisitions between 2006 and 2010 and intend to continue pursuing strategic acquisitions which add to the scope and quality of our service portfolio. While our primary focus is to expand through organic growth, we intend to continue to evaluate the expansion of our coverage area through acquisitions. In evaluating such acquisitions, we consider a number of factors, including enhancing our current service offerings, geographic diversification, synergies with existing operations, and financial performance and acquisition costs taking into account all of our wireless customer base. As of the date hereof, we have not identified any particular acquisition candidate.

•	Capitalize on regional experience. One component of our acquisition and growth strategy is to acquire assets located in strategic operating areas for all of our wireless customers, but especially for our oil and gas customers, that include personnel with strong local leadership and regional experience. We believe that by having the administrative functions previously performed at the regional level centralized in and handled by our corporate office, we believe we have enhanced our controls environment and enabled our local management to focus on our customers, our employees and the effective management and deployment of our assets.

Our Competitive Strengths

We believe our operations benefit from a number of competitive strengths addressed below:

•	Extensive breadth of communications services throughout the wellsite life-cycle. We provide a broad array of wellsite broadband communications and IT services throughout each phase of the land-based drilling and production process. We believe this breadth of service strengthens our relationships with our customers and allows us to identify and cross-sell additional services. Our service offering starts with the exploration phase before any drilling when the oil and gas customers are using a variety of data producing devices to determine the best drilling locations. Our service continues with the delivery of our nomadic terrestrial wireless circuit delivery during the drilling process. In addition, during the drilling process we also provide computer, monitor, printer, fax, router, cellular repeater, and wireless intercom equipment rental as well as standard IT consulting services at the wellsite. After the drilling is completed there is another requirement for a nomadic wireless circuit and other services when crews return to the wellsite for the completions phase. Finally, after the well is producing there is a long-term communications need for monitoring and control.
5

•	Extensive geographic footprint in the oil and gas industry with a strong regional and local presence. Our regional operations are located in some of the most active onshore oil and natural gas drilling regions of the United States, including South Texas, the Texas Panhandle, , the Permian Basin, the Cline Shale and, Louisiana. Within these regions, there were approximately 1,012 active land drilling rigs as of December 2013. Our regional managers have developed strong relationships with our customers throughout their regions and are largely responsible for the sales, marketing and delivery of our services. Our broad geographic and multi-basin footprint decreases regional and specific play risk which could discourage region-focused competitors.

•	Leveraged to drilling activity. We believe that favorable supply and demand fundamentals will maintain the current level of drilling for oil and natural gas for the foreseeable future. Efforts to maintain current levels of production will, in turn, necessitate continued drilling, which should sustain demand for our services. In addition, as wellsite activities become more automated, and thus data intensive, we expect that the data being generated will continue to grow and will require low latency bandwidth to meet a customer’s requirements. Terrestrial based solutions currently address this need, and we believe we have the largest such wireless network in North America covering oil and gas drilling regions.

•	Experienced management team with proven track record and control environment. Our senior management team has extensive experience in the wireless communications industry and also has sound oil and natural gas industry experience. We believe that this background provides our management team with an in-depth understanding of our customers’ needs and enhances our ability to deliver customer driven solutions. While our primary emphasis is to focus on organic growth by the deployment of MBTs to provide nomadic coverage, our management also has substantial experience in identifying, completing and integrating acquisitions to acquire wireless coverage and, since our inception, we have acquired 15 businesses. We have also implemented a standardized control environment that includes accounting, safety, environmental and maintenance processes and controls. Our integrated systems allow us to monitor operating performance, maintain financial, accounting and asset management controls, integrate acquisitions, prepare timely financial reports and manage contractual risk. In addition, our control environment provides transparency for our management team to track regional and project level performance and reliability and frees our local personnel to focus on customer service and performance.

Overview of our Divisions

We operate in the following areas of North America:

We manage our business through three major divisions: oil and gas services division, enterprise network services division, and wireless bundled services division. The following matrix illustrates the various products and services we provide throughout all of our different service regions from the three major divisions of our company:

Service Line	South Texas	Gulf Coast Texas	Central Texas	Louisiana & North Texas	East Texas	Permian Basin	Oklahoma, New Mexico
Oil and Gas Industry Wireless Bandwidth and Related Support Services							
• Bandwidth	✓	✓	✓	✓	✓	✓	✓
• Equipment Rental	✓	✓	✓	✓	✓	✓	✓
• IT Services	✓	✓	✓	✓	✓	✓	✓
• IT Services Over Wireless	✓	✓	✓	✓	✓	✓	✓
• Monitoring and Maintenance	✓	✓	✓	✓		✓	✓
• Layer 2 Communicaion	✓	✓	✓	✓	✓	✓	✓
• Fixed Site Communicaion	✓	✓	✓	✓		✓	✓
• Network Design and Construction	✓	✓	✓	✓	✓	✓	✓
• VOIP Telephone	✓	✓	✓	✓	✓	✓	✓
• E911 over Broadband	✓	✓	✓	✓		✓	✓
• Cellular Repeaters	✓	✓	✓	✓	✓	✓	✓
• VSAT Communications	✓	✓	✓	✓	✓	✓	✓
• Wireless Intercom	✓	✓	✓	✓	✓	✓	✓
• Local WIFI hotspot	✓	✓	✓	✓	✓	✓	✓
• Production Field SCADA	✓	✓	✓	✓	✓	✓	✓
• Video Security	✓	✓	✓	✓		✓	
• Midstream Communicaion	✓	✓	✓	✓		✓	
Enterprise Level Wireless Bandwidth Product and Services							
Regional Banking							
• Design and Construction	✓	✓	✓	✓	✓	✓	
• Internet Bandwidth	✓	✓	✓	✓	✓	✓	
• Revenue Share and Usage Agreements	✓	✓	✓	✓	✓	✓	
• Monitoring and Maintenance	✓	✓	✓	✓	✓	✓	
• Secure Communications Using	✓	✓	✓	✓	✓	✓	✓
Healthcare							
• Monitoring and Maintenance	✓	✓	✓	✓	✓	✓	
• Internet Bandwidth	✓	✓	✓	✓	✓	✓	
• Secure Communicaion	✓	✓	✓	✓	✓	✓	
• Mobility Communicaion	✓	✓	✓	✓	✓	✓	
• Service Level Agreements	✓	✓	✓	✓	✓	✓	
• VOIP Telephone	✓	✓	✓	✓	✓	✓	
Educational							
• Internet Bandwidth	✓	✓	✓	✓	✓	✓	
• Monitoring and Maintenance	✓	✓	✓	✓	✓	✓	
• Service level Agreements	✓	✓	✓	✓	✓	✓	
• Redundant Communication Solutions	✓	✓	✓	✓	✓	✓

Our revenues from our operating segments for the fiscal years ended December 31, 2013 and 2012 are set forth below.

($ in thousands)	Fiscal Year Ended December 31,
Business Segment	2013	% of Total	2012	% of Total	$ Change	% Change
Energy Broadband, Inc.	$4,311	60%	$4,642	63%	$(331)	-7%
Wireless Bundled Services	2,441	34%	2,306	32%	135	6%
Enterprise Network Services	404	6%	380	5%	24	6%
Total Sales	$7,156	100%	$7,328	100%	$(172)	-2%

Sales and Marketing

Our sales and marketing activities are generally performed through local operations in each geographic region. We believe our local field sales personnel understand basic issues and customer operating procedures and, therefore, can effectively target marketing activities. We also have a corporate sales office located in our League City, Texas headquarters that supplements our field sales efforts and focuses on large accounts and selling our complementary services.

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

Our primary North American competitors in upstream oil and gas include Harris CapRock Communications, RigNet, Inmarsat plc’s Inmarsat Solutions, Stallion Oilfield Services, Datacom, Digital Networks and Sound & Cellular marketed under the brand Drillcom. The VSAT industry sector has experienced consolidation with Harris Corporation’s acquisitions of CapRock Communications, Inc. and Schlumberger Ltd’s Global Connectivity Services division. More recently, 4G LTE start-up companies including Infrastructure Networks and Texas Energy Networks have acquired spectrum assets and begun constructing 4G LTE networks in certain oil and gas territories. In addition, there are a range of regional providers serving smaller customers. Specifically in North America, we also face competition from drilling instrumentation providers, living-quarters companies, and other pure-play providers that have a similar operating strategy.

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

For our non-oil and gas operations, the Internet services industry is extremely competitive. We compete for revenues with multiple companies providing Internet services on a nationwide basis, discount ISPs (Internet service providers) and smaller regional ISPs. We also compete with companies that provide Internet access via narrowband and broadband technologies, such as Internet access providers, cable companies and telephone companies, most of which offer the same Internet connectivity services. While there is still significant competition, we are utilizing a strategy of focusing on marketing to underserved geographic areas –areas with less competition or technically inferior services available that also contain oil and gas exploration and drilling operations. We believe residential Internet competition in these areas is generally from locally owned wireless broadband operators who lack the operating scale and monitoring systems. These operators often have significantly higher prices or inefficient operations.  These local wireless broadband operators offer little competition for our oil and gas customers since they are generally not equipped, financially or otherwise, to offer the required service.

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

Intellectual Property, Proprietary Rights and Licenses

With respect to our Internet services, we believe that our success is more dependent upon technical, marketing and customer service expertise than upon our proprietary rights. With respect to our enterprise network services division, we have been issued three patents and we have two patent applications pending on our CryptoVue™ technology. The abstract of the patent application filing included the secure, triple-controlled system for data over a network, which protects against data theft or alteration by one or more ("e.g., two") corrupt insiders working together with outsiders. A combination of dual-control tamper-resistant routers, physical hardware keys and encryption keys enforces what we believe to be best practice security protocols with thorough auditing. A remote monitoring center provides a third level of control along with remote auditing and detailed change-control alerts. We can provide no assurance that the remaining two patents will be issued.

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

Governmental Regulation

Our wireless Internet access products currently operate in a combination of licensed and unlicensed spectrums. We provide Internet access, in part, using telecommunications services provided by third-party carriers. Terms, conditions and prices for telecommunications services are subject to economic regulation by state and federal agencies. As an Internet access provider, we are not currently subject to direct economic regulation by the FCC Federal Communications Commission (FCC) or any state regulatory body, other than the type and scope of regulation that is applicable to businesses generally. In April 1998, the FCC reaffirmed that Internet access providers should be classified as unregulated "information service providers" rather than regulated "telecommunications providers" under the terms of the 1996 Telecommunications Act (the "1996 Act"). As a result, we are not subject to federal regulations applicable to telephone companies and similar carriers merely because we provide our services using telecommunications services provided by third-party carriers. To date, no state has attempted to exercise economic regulation over Internet access providers.

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

Employees

As of December 31, 2013, we employed 59 people, 33 of which were sales, general and administrative employees located in our Houston headquarters, and 26 of which were field workers and others employed in regional operations. Approximately 51% of our employees are on salary and 49% of our employees are employed on an hourly basis. Our future success will depend in part on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreements, and we consider our relations with our employees to be satisfactory.

Customers

In our oil and gas division, we serve numerous major and independent oil and natural gas companies, operators and drilling contractors that are active in our core areas of operations. None of our oil and gas industry customers have long-term contracts, as all arrangements are terminable upon 30 days’ notice or less. As of December 31, 2013, we have in excess of 67 customers and during the year ended December 31, 2013 and 2012, we had two customers that accounted for 10% or more of our revenues, respectively.

In our enterprise network services division, we service four major regional banking organizations with banking locations covering much of western and central Louisiana and western Texas. In addition, we service four major school districts in Texas as well as five hospitals and numerous clinics mainly located in Texas. Most of these contracts are one-year or more in duration. For the years ended December 31, 2013 and 2012, we did not have any customers in the division that accounted for 10% or more of our revenues.

In our wireless bundles services division we service approximately 3,000 individual commercial and residential customers with most of these customers currently being located in Texas. None accounted for 10% or more of our revenues during the fiscal years ended December 31, 2013 and 2012. All of these customers are subject to contractual arrangements terminable upon 30-days’ notice.

Research and Development

During the two previous fiscal years we have not incurred research and development cost and do not anticipate incurring any such costs in the current fiscal year.

Patents, trademarks, licenses

The company has three issued patents on its CryptoVue bank network routing device and operates this product in customer networks both in Texas and Louisiana. The company also maintains a number of registered trademarks and utilizes these trademarks in product literature and markings. The company also utilized numerous FCC licensed frequencies throughout its networks in multiple states.

ITEM 1A. RISK FACTORS

Risks Related to Our Business

We have a history of significant losses, expect future losses and cannot assure you that we will achieve profitability.

We have experienced net losses and negative cash flows from operating activities since inception and we expect such losses and negative cash flows to continue in the foreseeable future. As of December 31, 2013 and 2012, we had a working capital deficit of $4,500,000 and $2,460,000, respectively, and stockholders’ deficit of $6,989,000 and $2,915,000, respectively. For the years ended December 31, 2013 and 2012, we incurred net losses attributable to ERF Wireless, Inc. of $7,264,000, and $4,814,000, respectively. As of December 31, 2013, we had an aggregate accumulated deficit of $63,276,000. We cannot guarantee that we will achieve sufficient revenues for profitability. Even if we achieve profitability, we cannot guarantee that we can sustain or increase profitability on a quarterly or annual basis in the future.

We have a limited cash and liquidity position and may need to raise additional funds to fund operations.

As of December 31, 2013, we had cash and cash equivalent balances of $42,000, a working capital deficit of $4,500,000, total liabilities of $12,061,000 including notes payable, debt and capital leases in the aggregate amount of $8,914,000, of which $3,435,000 matures on or prior to December 31, 2014. Revenues generated from our operations are not presently sufficient to sustain our operations. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on favorable terms, or terms that are acceptable to us. We may be required to pursue sources of additional capital through various means, including debt or equity financings. Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under equity employee incentive plans, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition. Our ability to obtain needed financing may be impaired by such factors as the capital markets and our history of losses, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

We have incurred significant indebtedness and a default of the terms of our significant debt obligations may subject us to the risk of foreclosure on certain of our assets.

As of December 31, 2013, we had current liabilities of $6,582,000 that included $3,435,000 of notes payable and current portion of long-term debt, $1,299,000 of accounts payable, $1,158,000 of accrued expenses, $13,000 deferred revenue and $677,000 of non-cash derivative liabilities. As of December 31, 2013, we had long-term debt outstanding in the amount of $4,281,000 on our unsecured Angus Capital Partners, a related party line of credit, bearing interest at a rate of 3% per annum and maturing December 31, 2017, $1,024,000 owed on our debt agreement with Dakota Capital Fund, LLC, a $2.0 million, secured equipment credit facility, bearing interest at a rate of 18% per annum and maturing March 31, 2016, and long-term capital leases of $174,000 payable to various capital lease agreements, bearing interest rates ranging from 6.75% to 42% per annum and maturing from September 30, 2014 to July 31, 2016.

Subsequent to December 31, 2013, the investor financing agreement was modified in January 2014, extending the maturity date to April 15, 2014. Both parties have renegotiated the subset interest rate from .5% interest per day on a 360 day calendar year to 12% rate per annum retroactive to March 23, 2013. The Company also agreed to additional consideration of 5,000 shares of Series A Preferred Stock to be issued as long as the note remains unpaid and a $50,000 penalty to be added to principal in January 2014.

Subsequent to December 31, 2013, TCA Global Credit Master Fund, effective March 25, 2014, has agreed to restructure the loan agreement and extend the maturity date to November 15th, 2014. The Company in consideration has agreed to a $75,000 restructuring fee to be added to the sum of the principal balance including a $40,791 interest charge to be paid in March 2014 nd nominal legal fees.

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

Some of our existing debt involves variable rate debt, thus exposing us to risk of fluctuations in interest rates. In addition, as of December 31, 2013, certain operating assets, and furniture are pledged as collateral on outstanding notes and capital leases. The occurrence of an event of default under any of our obligations might subject us to foreclosure by the lenders to the extent necessary to repay any amounts due. If a foreclosure were to occur on our assets, it would likely have a material adverse effect on our business, prospects, financial condition and results of operation.

We may incur significant additional indebtedness in the future. If we incur a substantial amount of additional indebtedness, the related risks that we face could become more significant. Additionally, the terms of any future debt that we may incur may impose requirements or restrictions that further affect our financial and operating flexibility or subject us to other events of default.

During 2013 and 2012, a majority of our revenue was generated from short-term agreements and we expect that these arrangements will continue for the foreseeable future.

For the year ended December 31, 2013 and 2012, the majority of our revenues resulted from short-term, terminable-at-will, arrangements. We had two customers that provided revenue in excess of 10% (32% and 12% of the gross sales during the year ended December 31, 2013) and two customers that accounted for revenues in excess of 10% (42% and 13% of the gross sales during the year ended December 31, 2012). We expect that for the foreseeable future a majority of our revenue will continue to be earned pursuant to short-term terminable-at-will, arrangements with our customers. There is no assurance that our customers will continue to conduct business with us in the future, the failure of which could have a material adverse effect on our business, prospects, financial condition and results of operation.

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

Concerns about the security of information transmitted through the use of our services and the privacy of users may inhibit our growth. With respect to our enterprise customers, we rely upon our CryptoVue™ technology as well as an Internet protocol layer “2” device to provide secure transmissions of certain customer information and various firewall systems to protect our databases and computer systems. Security breaches at our enterprise customer installations could expose us to litigation and potential liability. Our security measures may be breached due to the actions of outside parties, employee error, malfeasance, security flaws in the third party products or services that we rely upon or otherwise, and, as a result, an unauthorized party may obtain access to our data or data transferred over our network. Additionally, outside parties may attempt to fraudulently induce employees to disclose sensitive information in order to gain access to our enterprise customers’ data or data transferred over our network. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures, such as the CryptoVue™ technology, could be harmed and we could lose customers.

We may be subject to significant liability for our technology.

If our technology contains defects, we may be subject to significant liability claims from subscribers and other users of our technology and incur significant unexpected expenses or lost revenues. Our technology is complex and may contain undetected errors or failures. We also have exposure to significant liability claims from our customers because our technology is designed to provide critical communications services. Our product liability insurance and contractual limitations in our customer agreements may not cover all potential claims resulting from a defect in our technology. Failure of our technology to perform satisfactorily could cause us to lose revenue, as well as to experience delay in or loss of market acceptance and sales, product returns, diversion of research and development resources, injury to our reputation or increased service and warranty costs.

Our current services may become obsolete due to the highly competitive and continued advancement of the communications industry. Larger service providers may provide services at lower costs.

Intense competition in the Internet services market and inherent limitations in existing technology may negatively affect the number of our subscribers. Competition in the market for Internet technology services is intense, and we expect the level of competition to intensify in the future. The market for Internet services and technology is characterized by rapid change, evolving industry standards and frequent introductions of new technological developments. These new standards and developments could make our existing or future services obsolete. Many of our current and potential competitors have longer operating histories, greater brand name recognition, larger subscriber bases and substantially greater financial, technical, marketing and other resources than we have. Therefore, they may be able to respond more quickly than we can respond to new or changing opportunities, technologies, standards or subscriber requirements. Our effort to keep pace with the introduction of new standards and technological developments and effectively compete with larger service providers could result in additional costs or the effort could prove difficult or impossible. The failure to keep pace with these changes and to continue to enhance and improve the responsiveness, functionality and features of our services could harm our ability to attract and retain users, which could lead to a loss of revenues.

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

Our business strategy for increasing the size of our networks may depend on our ability to enter into marketing or reseller agreements with other companies. Supporting diligence activities conducted by potential partners and negotiating the financial and other terms of these agreements are long and complex processes with uncertain results. Even if we are successful entering into one or more marketing or reseller agreements, such arrangements can involve greater uncertainty for us, as we may have limited or no control over certain aspects of the programs. We may determine that continuing the relationships under the terms provided is not in our best interest, and we may terminate the agreements. Similarly, these third parties could delay or terminate their agreements with us, further delaying the execution of our business plan.

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

Our success will depend in large measure on the abilities, expertise, judgment, discretion, integrity and good faith of our management and other personnel in conducting our business. The loss of any of our executive officers or our inability to attract qualified board members could adversely impact our business. We may also experience difficulties in certain jurisdictions in our efforts to obtain suitably qualified staff and to retain staffs that are willing to work in that jurisdiction. We do not currently carry “key man” life insurance on, nor do we have employment agreements with, certain of our executive officers.

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

We have been issued three patents and have two patent applications pending with the United States Patent and Trademark Office relating to our CryptoVue™ hardware and software utilized by our enterprise banking and healthcare customers. However, we cannot provide any assurances that these applications will ultimately result in issued patents or, if patents are issued or in the case of our issued patents, that they will provide sufficient protections for our technology against competitors. Outside of these issued patents and patent applications, we seek to protect our technology as trade secrets and technical know-how. However, trade secrets and technical know-how are difficult to maintain and do not provide the same legal protections provided by patents. In particular, only patents will allow us to prohibit others from using independently developed technology that is similar. If competitors develop knowledge substantially equivalent or superior to our trade secrets and technical know-how, or gain access to our knowledge through other means such as observation of our technology that embodies trade secrets at customer sites which we do not control, the value of our trade secrets and technical know-how would be diminished.

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

As of December 31, 2013, Dr. H. Dean Cubley, our Chief Executive Officer and Chairman, had voting control over 95.5% of our outstanding shares of Series A Preferred Stock, or 95.4% of the total voting power of the Company. As a result, Dr. Cubley has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, Dr. Cubley has the ability to control the management and affairs of our company. Accordingly, any investors who purchase shares will be minority shareholders and as such will have little to no say in the direction of us and the election of directors. Additionally, this concentration of ownership might harm the market price of our common stock by:

•	delaying, deferring or preventing a change in corporate control;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

The market price of our common stock is very volatile and the value of your investment may be subject to sudden decreases.

The trading price for our common stock has been, and we expect it to continue to be, volatile. For example, the closing price of our stock fluctuated between $3.10 per share and $456.00 (Post-Split) per share during the year ended December 31, 2013. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results and general market and economic conditions, which are beyond our control, including:

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

We have reserved for issuance the following shares of common stock as of December 31, 2013:

•	9,930,982 post-split shares of common stock are issuable upon conversion of Series A Preferred Stock;

•	100,323 post-split shares of common stock are issuable upon conversion of a principal amount of $311,000 of outstanding Bonds as defined below), having a weighted average conversion price of $3.10 per share.

•	471,260 post-split shares of common stock are issuable upon conversion of a principal amount of $1,461,000 of outstanding convertible promissory notes, having a weighted average conversion price of $3.10 per share.

•	529 post-split five-year warrants to purchase common stock, having a weighted average conversion price of $315.39 post-split per share.
20

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

Provisions in our Articles of Incorporation, as amended, may have the effect of delaying or preventing a change of control or changes in our management. For example, our Board of Directors have the authority to issue up to 25,000,000 shares of preferred stock in one or more series (of which 9,930,982 shares of Series A Preferred Stock have been issued as of December 31, 2013) and to fix the powers, preferences and rights of each series without stockholder approval. The ability to issue preferred stock could discourage unsolicited acquisition proposals or make it more difficult for a third party to gain control of our company, or otherwise could adversely affect the market price of our common stock.

Additionally, our Articles of Incorporation, as amended, and Bylaws, as applicable, provide, subject to applicable Nevada law, that (i) our board of directors with the ability to alter our Bylaws without stockholder approval, (ii) a director may be removed only for cause and by the affirmative vote of the holders of 67% of the combined voting power; (iii) that vacancies on our board of directors resulting from death, resignation (except where such resignation is to take place at a future time), disqualification, or removal may be filled by a majority of directors in office, although less than a quorum, and (iv) provide for a staggered board, in which the board members are divided into three classes to serve for a period of three years from the date of their respective appointment or election. Our Series A Preferred Stock Designation also provides that each share Series A Preferred Stock entitles the holder to 100 votes on all matters submitted to a vote of the shareholders of the Company. The Designation further provides that the Series A Preferred Stock will have a preference as to dividends and liquidation. Such provisions may have the effect of discouraging a third-party from acquiring us, even if doing so would be beneficial to our stockholders. These provisions are intended to enhance the likelihood of continuity and stability in the composition of our board of directors and in the policies formulated by them, and to discourage some types of transactions that may involve an actual or threatened change in control of our company. These provisions are designed to reduce our vulnerability to an unsolicited acquisition proposal and to discourage some tactics that may be used in proxy fights. We believe that the benefits of increased protection of our potential ability to negotiate with the proponent of an unfriendly or unsolicited proposal to acquire or restructure our company outweigh the disadvantages of discouraging such proposals because, among other things, negotiation of such proposals could result in an improvement of their terms. However, these provisions could have the effect of discouraging others from making tender offers for our shares that could result from actual or rumored takeover attempts. These provisions also may have the effect of preventing changes in our management.

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

ITEM 2. PROPERTIES

Our principal executive offices are located at 2911 South Shore Blvd., League City, Texas 77573. As of December 31, 2013, we conducted our business from six field offices, two of which we own and four of which we lease. The two properties that we own are a warehouse facility and an office facility in Pampa, Texas. Our leased facilities range from approximately 2,000 square feet to 24,700 square feet underlying leases that range from 30-day to 3 years and have rental rates that we believe to reflect market prices. Each field office typically includes a yard, administrative office and maintenance facility. Our six field offices are located in Texas. We believe that our leased and owned properties are adequate for our current needs.

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

On January 13, 2009, ERF Wireless entered into exclusive reseller agreements with Schlumberger Technology Corporation and Schlumberger Canada Limited (“Schlumberger”) for all of North America. The contracts completed their three year initial terms in January 2012. During the fourth quarter of 2010, ERF Wireless initiated a contractual mediation with Schlumberger to attempt to resolve various financial issues in the reseller agreements. Mediation was unsuccessful, and in 2011 ERF Wireless availed itself of the right to submit a claim against Schlumberger Technology Corporation in binding arbitration as mandated in the parties’ reseller agreement. The hearings and other associated formal submittals of this arbitration were completed in June 2013 and a ruling by the three members of the arbitration panel which is the final phase of the arbitration process was announced on September 11, 2013. The ruling of the arbitrators is that no award will be made to ERF Wireless and that each party will be responsible for their own legal expenses and one-half of the arbitrator fees. In the case of ERF Wireless, all expenses associated with the arbitration have already been reported and no additional expenses will be incurred.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price Information

Our common stock currently trades over the counter on the OTCBB under the symbol ERFB. The following table shows the reported high and low bid quotations per share for our common stock for the last two fiscal years based on information provided by the OTCBB. Such over-the-counter market quotations reflect inter-dealer prices, without markup, markdown or commissions and may not necessarily represent actual transactions or a liquid trading market, as the market for our common stock is limited, sporadic and highly volatile. The information below gives effect to all reverse splits affecting our common stock during the periods presented.

Fiscal 2013	High	Low
Fourth Quarter	$76.00	$3.10
Third Quarter	$312.00	$50.00
Second Quarter	$320.00	$163.00
First Quarter	$456.00	$146.00

Fiscal 2012	High	Low
Fourth Quarter	$508.00	$208.00
Third Quarter	$880.00	$392.00
Second Quarter	$1,040.00	$444.00
First Quarter	$1,192.00	$792.00

Stockholders

The closing price of our common stock on the OTCBB on December 31, 2013 was $3.10 per share. As of December 31, 2013, we had 552 stockholders of record of our common stock.

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

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2013, concerning securities authorized for issuance under our plans;

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants & Rights	Weighted Averaged Exercise Price of Outstanding Options, Warrants & Rights	Number of Securities Remaining Available for Future Issuance Under Stock Option Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
None	-	-	-
Equity compensation plans not approved by security holders:
May 2013, The 2013-A Stock Option Plan	529	$315.39	–
Total	529	$315.39	–

The Company’s Board of Directors in May 2013 has adopted the following equity incentive plan, 2013-A Employee Stock Option Plan (the “2013-A Plan”). The Plan provides for equity awards to be issued to certain employees and consultants for services rendered. The Plan is administered by the Compensation Committee of the Company and if there is no Compensation Committee, by the entire board of directors. The Plan allows for the issuance stock option grants, performance stock awards, restricted stock awards, and stock appreciation rights ("SAR") as determined by the Committee.

During 2013, the Company entered into a convertible promissory note with Tonaquint, Inc. for $791,500 and issued five-year warrants to purchase 371 shares of common stock at $320.00 per share, expiring March 2018, in connection with such convertible promissory note.

During 2013, the Company entered into a convertible promissory note with Willow Creek Capital for $244,200 and issued five-year warrants to purchase 122 shares of common stock at $300.00 per share, expiring April 2018, in connection with such convertible promissory note.

During 2013, the Company entered into a convertible promissory note with Vista Capital for $60,500 and issued five year warrants to purchase 36 shares of common stock at $320.00 per share, expiring April 2018, in connection with such convertible promissory note.

Recent Sales of Unregistered Securities

Set forth below is certain information concerning issuances of common stock that were not registered under the Securities Act that occurred in the fourth quarter of fiscal 2013.

Common Stock Issued for Cash Consideration

•	No shares were issued for cash consideration for the year ended December 31, 2013.

Common Stock Issued for Debt Conversions and Services Rendered

•	In October 2013, 17,422 shares of common stock at a weighted average price of $30.24 per share were issued for debt conversions and interest.

•	In November 2013, 19,745 shares of common stock at a weighted average price of $11.29 per share were issued for debt conversions and interest.

•	In December 2013, 24,763 shares of common stock were issued for debt conversions and interest.

Common Stock Issued Upon Conversion of Series A Preferred Stock

•	On December 23, 2013, an accredited investor acquired 4,250 shares of common stock pursuant to Preferred Series A Conversions.

•	On December 30, 2013, an accredited investor acquired 4,750 shares of common stock pursuant to Preferred Series A Conversions.
25

The issuances referenced above were exempt from registration pursuant to either Section 4(2) of the Securities Act or Regulation D of the Securities Act. With respect to issuances made pursuant to Section 4(2) of the Securities Act, the transactions did not involve any public offering and were sold or issued to a limited group of persons. Each recipient either received adequate information about ERF Wireless or had access, through employment or other relationships, to such information, and ERF Wireless determined that each recipient had such knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in the Company.

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

Equity Repurchases by Issuer

The Company did not affect any common stock repurchases during fiscal 2013 and 2012.

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

Historically, our revenues have been generated primarily from Internet and construction services. Our Internet revenues result from our offering of broadband and basic communications services to residential and enterprise customers. Our construction revenues result from the construction of bank networks and other services associated with providing wireless products and services to the regional banking industry. During fiscal 2013, approximately 34% of our revenues were generated from internet services, 60% of our revenues were generated from providing broadband services to the energy industry and 6% of our revenues were generated from construction services. We expect that the most growth during fiscal 2014 will continue to come from devoting significant capital resources to developing the oil and gas market utilizing wireless services.

The Company's financial condition declined in 2013 as compared to the prior fiscal year ended December 31, 2012, as follows:

•	The Company reported revenues of $7,156,000 for the year ended December 31, 2013, as compared to revenues of $7,328,000 for the same prior year ended December 31, 2012; a decrease of $172,000 or 2%.
•	We reported gross profit of $2,997,000 for the year ended December 31, 2013, compared to $3,353,000 for the same prior year period ended December 31, 2012, a decrease of $356,000 or 11%.
•	The Company reported total comprehensive loss of $7,264,000 for the year ended December 31, 2013, as compared to a total comprehensive loss of $4,821,000 for the same prior year ended December 31, 2012; an increase of $2,443,000 or 51%.
•	The Company's Energy Broadband, Inc. subsidiary reported revenues of $4,311,000 for the year ended December 31, 2013, as compared to revenues of $4,642,000 for the same prior year ended December 31, 2012; a decrease of $331,000 or 7%.
•	The Company reported an increase of $558,000 or 8% in operating expenses in the year ended December 31, 2013, as compared to the same prior year ended December 31, 2012. The increase is primarily related to employment and professional expense.
•	Lastly, the Company invested $346,000 in cash during the year ended December 31, 2013, primarily for the purchase of assets in its Energy Broadband, Inc. subsidiary for the continued expansion of networks and infrastructure.

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

We record revenues from our fixed-price, long-term contracts using the percentage-of-completion method. Revenues are recorded based on construction costs incurred to date as a percentage of estimated total cost at completion. The percentage-of-completion, determined by using total costs incurred to date as a percentage of estimated total costs at completion, reflects the actual physical completion of the project. If the current projected costs on a fixed fee contract exceed projected revenue, the entire amount of the loss is recognized in the period such loss is identified.

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

Results of Operations

Year Ended December 31, 2013, Compared to Year Ended December 31, 2012

The following table sets forth summarized consolidated financial information for the years ended December 31, 2013 and 2012:

	Fiscal Year Ended December 31,

($ in thousands)	2013	2012	$ Change	% Change
Total sales	$7,156	$7,328	$(172)	-2%
Total Cost of goods sold	4,159	3,975	184	5%
Gross profit	2,997	3,353	(356)	-11%
Percent of total sales	42%	46%
Total operating expenses	7,515	6,957	558	8%
Loss from operations	(4,518)	(3,604)	(914)	25%
Total other income/(expense)	(2,742)	(1,189)	(1,553)	131%
Consolidated net loss	(7,260)	(4,793)	(2,467)	51%
Net loss attributable to non-controlling interest	(4)	(21)	17	-81%
Other comprehensive loss	–	(7)	7	-100%
Total comprehensive loss	$(7,264)	$(4,821)	$(2,443)	51%

For the year ended December 31, 2013, the Company's business operations reflected an increase in sales for its WBS and ENS subsidiaries and offset by a decrease sales in EBI subsidiary. For the year ended December 31, 2013, the Company's consolidated operations generated net sales of $7,156,000 compared to prior-year period net sales of $7,328,000. The $172,000 decrease in total sales is primarily attributable to $331,000 decreased sales in EBI from declining deployment of our Mobile Broadband Trailers (MBT’s) in the oil and gas regions. Service sales decreased $160,000 and product sales decreased $12,000 for a net decrease of $172,000. For the year ended December 31, 2013, the Company had a gross profit margin of 42%, compared to a gross profit margin 46% for the prior year period. The $356,000 decrease in gross profit margin is primarily attributed to; (i) approximately $171,000 decrease in gross margin in EBI attributable to decreased sales associated with deployment of MBT’s in oil and gas regions, (ii) $150,000 decrease in gross margins in WBS due to increased depreciation and tower rent cost, and (iii) $35,000 decrease in gross margin in ENS primarily related to material cost and tower rent.

Sales Information

Set forth below is a table presenting summarized sales information for our business segments for the years ended December 31, 2013 and 2012:

($ in thousands)	Fiscal Year Ended December 31,
Business Segment	2013	% of Total	2012	% of Total	$ Change	% Change
Energy Broadband, Inc.	$4,311	60%	$4,642	63%	$(331)	-7%
Wireless Bundled Services	2,441	34%	2,306	32%	135	6%
Enterprise Network Services	404	6%	380	5%	24	6%
Total Sales	$7,156	100%	$7,328	100%	$(172)	-2%

For the year ended December 31, 2013, net sales decreased to $7,156,000 from $7,328,000 for the year ended December 31, 2012. The overall decrease of 2% was attributable to decreased sales of $331,000 in EBI offset by increased sales of $135,000 in WBS and increased sales in ENS of $24,000. The $172,000 decrease in net sales is primarily attributable to $331,000 decreased sales in EBI from declining deployment of our MBT’s in the oil and gas regions, offset by $135,000 increased sales in recurring retail wireless services.

Cost of Goods Sold

The following tables set forth summarized cost of goods sold information for the years ended December 31, 2013 and 2012:

($ in thousands)	Fiscal Year Ended December 31,
Business Segment	2013	% of Total	2012	% of Total	$ Change	% Change
Energy Broadband, Inc.	$2,299	55%	$2,460	62%	$(161)	-7%
Wireless Bundled Services	1,418	34%	1,132	28%	286	25%
Enterprise Network Services	442	11%	383	10%	59	15%
Total cost of sales	$4,159	100%	$3,975	100%	$184	5%

	Fiscal Year Ended December 31,
($ in thousands)	2013	2012	$ Change	% Change

Products and integration service	$1,571	$1,846	$(275)	-15%
Rent and maintenance	853	700	153	22%
Depreciation	1,735	1,429	306	21%
Total cost of sales	$4,159	$3,975	$184	5%

For the year ended December 31, 2013, cost of goods sold increased by $184,000, or 5% to $4,159,000 from $3,975,000 as compared to the year ended December 31, 2012. The increase of $184,000 in cost of goods sold is primarily attributable to a decreased cost of $161,000 in EBI due to decreased sales affecting a reduction in our third party services in the oil and gas regions, offset by increased cost in WBS of $286,000 due to increased depreciation and tower rents for expansion and upgrade of networks and increased cost in ENS of $59,000 due to banking network construction project.

Operating Expenses

The following table sets forth summarized operating expense information for the years ended December 31, 2013 and 2012:

	Fiscal Year Ended December 31,
($ in thousands)	2013	2012	$ Change	% Change

Employment expenses	$4,197	$3,887	$310	8%
Professional services	1,604	1,457	147	10%
Rent and maintenance	458	437	21	5%
Depreciation	200	214	(14)	-7%
Other general and administrative	1,056	962	94	10%
Total operating expenses	$7,515	$6,957	$558	8%

For the year ended December 31, 2013, operating expenses increased by 8% to $7,515,000, as compared to $6,957,000 for the year ended December 31, 2012, resulting from the changes that occurred, as evidenced by the immediately preceding table, are discussed below:

•	A $310,000 increase in employment expense – the employee headcount decreased to 59 at December 31, 2013 from 70 at December 31, 2012, the increase in payroll expense is primarily attributable to $6,000 in capitalize labor for the year ended December 31, 2013 compared $352,000 in capitalized labor for the year ended December 31, 2012. Also Senior executive compensation increased by $91,000 compared to last year;

•	A $147,000 increase in professional services - primarily attributable to accounting and legal services;

•	A $21,000 increase in rent and maintenance;

•	A $14,000 decrease in depreciation; and

•	A $94,000 increase in other general and administrative.

Other (Income) Expense, Net

For the year ended December 31, 2013, total other expense, net increased to $2,742,000 from $1,189,000 as compared to year ended December 31, 2012. The increase in total other expense of $1,553,000 from the prior year period is primarily attributable to an increase in our interest expense, net on debt obligations totaling $2,000,000 and offset by an increase in our net derivative income of $380,000 and gain on sale of assets of $67,000 as compared to interest expense, net of $1,524,000 and offset by derivative income of $335,000 for the year ended December 31, 2012. The derivative expense/income represents the net unrealized (non-cash) charge during the year ended December 31, 2013 and 2012, in the fair value of our derivative instrument liabilities related to warrants and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately.

COMPREHENSIVE LOSS

For the year ended December 31, 2013, our total comprehensive loss was $7,264,000 compared to comprehensive loss of $4,821,000 for the year ended December 31, 2012. The increased comprehensive loss for the year ended December 31, 2013 as compared to the comprehensive loss for the year ended December 31, 2012 is primarily attributable to the factors described above.

Cash Flows

The Company's operating activities increased net cash used by operating activities to $2,550,000 in the year ended December 31, 2013, compared to net cash used of $1,439,000 in the year ended December 31, 2012. The increase in net cash used by operating activities was primarily attributable to increases in the Company’s net loss, accounts payable, accrued and derivative liabilities compared to the prior year.

The Company's investing activities used net cash of $312,000 in the year ended December 31, 2013, compared to net cash used of $1,427,000 in the year ended December 31, 2012. The decrease in cash used by investing activities is primarily attributable to a slower rollout of targeted oil and gas network upgrades.

The Company's financing activities provided net cash of $2,786,000 in the year ended December 31, 2013, compared to $2,393,000 of cash provided in year ended December 31, 2012. The cash provided in the year ended December 31, 2013, was primarily associated with proceeds from debt financing of $3,116,000 and the line of credit, net of 1,148,000.

Liquidity and Capital Resources

General

At December 31, 2013, the Company's current assets totaled $2,082,000 (including cash and cash equivalents of $42,000) total current liabilities were $6,582,000, resulting in negative working capital of $4,500,000. The Company has funded operations to date primarily through a combination of utilizing cash on hand and borrowings. The Company’s operations for the year ended December 31, 2013, were primarily funded by the Company's line of credit, net totaling $1,148,000 and convertible debt financing of $3,116,000.

Current Debt Facilities and Instruments

In December 2013, the Company extended the maturity date of its $12.0 million unsecured revolving credit facility with Angus Capital Partners, a related party, from December 31, 2015 to December 31, 2017. The terms of the unsecured revolving credit facility allow the Company to draw upon the facility as financing requirements dictate and provide for quarterly interest payments at a 3% rate per annum. The payment of principal may be paid in cash, common shares or preferred shares at the lender’s election. The payment of interest may only be paid in cash. The loan may be prepaid without penalty or repaid at maturity. At December 31, 2013 the outstanding balance on the line of credit totaled $4,281,000. The remaining line of credit available at December 31, 2013 was $7,719,000.

For the year ended December 31, 2013, the Company issued 36,784 shares of its common stock for the settlement of $1,808,739 of principal and $349,261 of accrued interest for a total principal and interest amount of $2,158,000 owed to Angus Capital Partners. The Company issued common stock at an average price of $58.67 per share calculated based on the closing price the day the debt was settled. At December 31, 2013, Angus Capital Partners and ERF Wireless, Inc. both agreed to reduce the interest rate from the current 12% per annum to 3% per annum retroactive to January 1, 2013 and extend the maturity date of the revolving note to December 31, 2017, while maintaining the maximum Line of Credit of $12 million. The Company in consideration has accepted the return and cancellation of 36,784 common shares (post-split) of Company common stock issued for the Line of Credit conversions during 2013. The Company has accordingly reversed the payment of principal and interest of $2,158,000 in December 2013 and subsequently received the canceled shares in February 2014. Additionally for the year ended December 31, 2013, the Company issued 1,763,000 shares of its Series A Preferred Stock to Angus Capital for the settlement of principal amount of $35,260 of debt. The Company issued Series Preferred A Stock at an average price of $.02 per share or $8.00 (post-split) per share calculated based on the closing price of the common stock the day the debt was settled.

In November 2011, we entered into a debt financing agreement with Dakota Capital Fund LLC for financing of up to $3,000,000. During the fourth quarter of 2011, the Company received proceeds of $2,000,000 and had the option of additional funding of $1,000,000 for equipment purchases. This debt facility is secured by certain ERF Wireless assets and there is no prepayment penalty. At December 31, 2013, the outstanding principal balance on the facility totaled $1,494,000 and we have elected not to request any additional funds under this credit facility. The payment terms are $178,031 per quarter including interest, at an annual rate of 18% per annum plus 10% of positive operational cash flow as determined on a quarterly basis for repayment of additional principal beginning July 1, 2012. The funding was utilized to purchase equipment to build out networks in major oil and gas exploration regions of North America.

During the year ended December 31, 2013, we issued to certain accredited investors a principal amount of $325,000 of E-Series bonds (the "Bonds"). A balance of $687,000 was outstanding at December 31, 2012. At December 31, 2013, the outstanding principal balance of the Bonds totaled $311,000. The Bonds are due and payable upon maturity, a three-year period from the issuance date. Interest on the Bonds is payable at the rate of 7.5% per annum, and is payable semiannually. The Bondholder may require the Company to convert the Bond (including any unpaid interest) into shares of common stock at any time only during the first year. If the Bonds are converted under this option, the Company will issue shares representing 100% of the Bond principal and unpaid interest calculated through maturity. The common stock issued under this option will be valued at the average closing price average of the common shares for the five days prior to the notification. If the Bond is converted within the first year the Company will issue a three-year warrant to purchase one share of EBI common stock at a price of $4.00 for every $2.00 of Bond principal.

At our Company's discretion at any time after the first year, the Bonds, including the interest payments calculated through the date of conversion may be redeemed in cash or in shares of our common stock, valued at the average last sales price over the 20-trading-day period preceding any payment date. If we choose to issue common stock as redemption of the Bond principal, we will issue shares representing a value equal to 125% of the Bond principal and shares representing a value equal to 100% of the Bond interest through redemption date. During the fiscal year ended December 31, 2013, we did not redeem any Bonds.

On July 13, 2012, the Company entered into a three-month secured debt financing agreement with individuals for $1,000,000 with an interest rate of 12% per annum. Under a subsequent modified agreement dated January 2014, as amended, the maturity date has been extended to April 15, 2014. Both parties under the amendment agreed to apply the Dakota Capital Fund payment of $181,235 including interest as a subset to the bridge note. The Company has also renegotiated the subset interest rate from .5% interest per day on a 360 day calendar year to 12% rate per annum retroactive to March 23, 2013. The Company in consideration has accepted the return and cancellation of 796 common shares (post-split) of Company common stock issued during the third quarter of 2013 for interest. The Company also agreed to additional consideration of 5,000 of preferred A shares to be issued as long as the note remains unpaid and a $50,000 penalty to be added to principal in January 2014 for the consideration of the extension of the note. The Company has accordingly reversed the payment of interest of $159,259 in December 2013. At December 31, 2013, the outstanding principal balance totaled $473,000.

On March 5, 2013, the Company entered into a six-month secured convertible promissory note debt financing agreement with Tonaquint, Inc. (“holder”), for $791,500, bearing interest at a rate of 12% per annum and maturing September 5, 2013. At December 31, 2013, the outstanding principal balance of the Tonaquint convertible promissory note totaled $793,000. The note includes an original issue discount (“OID”) of $65,000 based on the consideration funded, prepaid interest of $71,500 and $5,000 in legal and other expense. The Company also paid holder an origination fee in the amount of $227,500 in 144 Stock (711 post-split shares) at the closing bid price on March 5, 2013, plus 125 post-split shares (valued at $40,000) of the Company’s common stock. The holder may require the Company to convert the outstanding principal balance (including any unpaid interest) into shares of restricted common stock at any time after the six-month term of the note. The common stock issued will be valued using a conversion factor of 80% of the average of the lowest two (2) trading prices for common shares during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. If the average two (2) lowest trading prices is less than $0.33, then the conversion factor will be reduced to 70%. The holder received the option to purchase five-year warrants expiring March 5, 2018 to purchase 371 shares of ERF common stock at an exercise price of $320.00 or the per-share price at which the common stock is sold in an underwritten public offering that closes on or before the date that is six (6) months from the issue date, as may be adjusted from time to time pursuant to the terms and conditions of this warrant. The Company is not in compliance with all the provisions of the note causing an automatic acceleration of the outstanding balance of $791,500 to $949,800. The note will accrue interest at a rate of 12% from September 5, 2013 until the March 4, 2014 and thereafter at a rate of 18% per annum. The note is recorded as a current liability and has been reduced subsequently by a payment of $49,000.

On March 20, 2013, the Company entered into a one year unsecured promissory note debt financing agreement with JMJ Financial for (“JMJ”) up to $500,000 at the sole discretion of additional consideration with the Lender. The note includes a 10% original issue discount that is prorated based on the consideration funded. The Company also paid holder an origination fee in the amount of $40,500 in restricted Stock (125 post-split shares) at the closing bid price of the Company’s common stock. As of December 31, 2013 the Company has received funding of $300,000, bearing interest at a rate of 12% per annum and maturing in one year from the effective date of each payment. At December 31, 2013, the outstanding principal balance of the JMJ Financial convertible promissory note totaled $232,000 including OID. The conversion price is the lesser of $0.59 or 60% of the lowest trade price in the 25 trading days previous to the conversion. The note is recorded as a current liability and has been reduced subsequently by a payment of $51,000.

On April 2, 2013, the Company entered into a nine month secured convertible promissory note debt financing agreement with Willow Creek Capital, LLC, for $244,200, bearing interest at a rate of 12% per annum and maturing October 1, 2013. The note also includes a 10% OID of $20,000 based on the consideration funded, prepaid interest of $22,200 and $2,000 in legal and other expense. The Company also paid holder an origination fee in the amount of $109,890 in 144 Stock (366 post-split shares) at the closing bid price of the Company’s common stock. The holder may require the Company to convert the outstanding principal balance (including any unpaid interest) into shares of restricted common stock at any time after the six months term of the note. The common stock issued will be valued using a conversion factor of 80% the average of the lowest two (2) trading prices common shares during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. If the average two (2) lowest trading prices is less than $0.33, then the conversion factor will be reduced to 70%. The holder will be entitled to purchase from the Company five year warrants expiring April 2, 2018 to purchase 122 post-split shares of ERF common stock at an exercise price of $300.00 or the per-share price at which the common stock is sold in an underwritten public offering that closes on or before the date that is six (6) months from the issue date, as may be adjusted from time to time pursuant to the terms and conditions of this Warrant. The note is recorded as a current liability and has been reduced subsequently by a payment of $31,000.

On April 4, 2013, the Company entered into a six month convertible promissory note secured debt financing agreement with Vista Capital Investments, LLC, for $60,500, bearing interest at a rate of 12% per annum and maturing October 4, 2013. The note also includes a 10% OID of $5,000 based on the consideration funded and prepaid interest of $5,500. The Company also paid holder an origination fee in the amount of $21,175 in 144 Stock (84 post-split shares) at the closing bid price of the Company’s common stock. The holder may require the Company to convert the outstanding principal balance (including any unpaid interest) into shares of restricted common stock at any time after the six months term of the note. The common stock issued will be valued using a conversion factor of 80% the average of the lowest two (2) trading prices common shares during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. If the average two (2) lowest trading prices is less than $0.33, then the conversion factor will be reduced to 70%. The holder will be entitled to purchase from the Company five year warrants expiring April 4, 2018 to purchase 36 post-split shares of ERF common stock at an exercise price of $320.00 or the per-share price at which the common stock is sold in an underwritten public offering that closes on or before the date that is six (6) months from the issue date, as may be adjusted from time to time pursuant to the terms and conditions of this Warrant.

On June 28, 2013, the Company entered into a twelve month convertible promissory note secured debt financing agreement with TCA Global Credit Master Fund for $1,500,000, bearing interest at a rate of 12% per annum and maturing July 28, 2014. At December 31, 2013, the outstanding principal balance of the TCA Global convertible promissory note totaled $1,019,000. The note also includes $153,300 in commitment fees; due diligence fees; document review fees; service fees; legal; and other expense. The holder may require the Company to convert the outstanding principal balance (including any unpaid interest) into shares of restricted common stock at any time during the twelve months term of the note or thereafter. The common stock issued will be valued using a conversion factor of 85% the average VWAP trading price during the five (5) trading day period ending on the latest complete trading day prior to the conversion date.

On October 3, 2013, the Company entered into a twelve month convertible promissory note unsecured debt financing agreement with Group 10 Holdings, LLC, for $157,500, bearing interest at a rate of 12% per annum and maturing October 2, 2014. The note also includes a 5% OID of $7,500 based on the consideration funded. The Company also paid holder a commitment fee in the amount of $45,000 in 144 Stock (1,125 post-split shares) at the closing bid price of the Company’s common stock. The holder may require the Company to convert the outstanding principal balance (including any unpaid interest) into shares of restricted common stock at any time after the twelve months term of the note. The common stock issued will be valued using a conversion factor of 55% multiplied by the lowest closing bid price of the (20) trading days prior to the conversions, which represents a discount rate of 45%.

Issuance of Common Stock and Preferred Stock

During the year ended December 31, 2013, we issued to various accredited investors (i) 98,000 shares for services rendered and debt conversions, and (ii) 10,000 shares upon conversion of Series A Preferred Stock. We relied on Section 4(2) of the Securities Act in effecting these transactions.

Use of Working Capital

We believe our cash and available credit facilities afford us adequate liquidity for the balance of fiscal 2014. We anticipate that we will need additional capital in the future to continue to expand our business operations. We have historically financed our operations through private equity and debt financings. We do not have any commitments for equity or debt funding at this time, and additional funding may not be available to us on favorable terms, if at all. As such there is no assurance that we can raise additional capital from external sources, the failure of which could cause us to curtail operations.

Contractual Obligations

The following table sets forth contractual obligations as of December 31, 2013:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations:
Long-term debt obligations	$9,960	$4,233	$1,330	$4,397	$–
Capital lease obligations	557	335	222	–	–
Operating lease obligations	2,221	780	1,316	125	–
Total contractual obligations	$12,738	$5,348	$2,868	$4,522	$–

The Company's contractual obligations consist of long-term debt of $8,914,000 net of unamortized discount of $628,000, and interest expense of $1,046,000 as set forth in Note 11 to the Company's financial statements, Notes Payable and Long-Term Debt. The capital lease obligations consist of $426,000 and interest expense of $131,000 as set forth in Note 11 in the future minimum lease payments schedule and certain obligations for operating leases requiring future minimal commitments under non-cancelable leases set forth in Note 12 - Commitments.

Off-Balance Sheet Arrangements

As of December 31, 2013, the Company did not have any significant off-balance-sheet arrangements other than certain office and tower facility operating leases requiring minimal commitments under non-cancelable leases disclosed in the table above.

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

10260 Westheimer Road, Suite 310

Houston, TX 77042

Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

ERF Wireless, Inc.

League City, Texas

We have audited the accompanying consolidated balance sheets of ERF Wireless, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ERF Wireless, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas

April 14, 2014

ERF WIRELESS, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2013 and 2012

($ in thousands except share data)

	December 31,	December 31,
	2013	2012

ASSETS
Current assets
Cash and cash equivalents	$42	$118
Accounts receivable, net	1,001	828
Accounts receivable, other	489	346
Inventories	264	377
Costs and estimated earnings in excess of billings on uncompleted contracts	–	35
Prepaid expenses and other current assets	286	221
Total current assets	2,082	1,925

Property and equipment
Property and equipment	12,142	11,644
Less: accumulated depreciation	(9,365)	(7,511)
Net property and equipment	2,777	4,133

Goodwill	176	176
Other assets	37	37

Total assets	$5,072	$6,271

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Notes payable and current portion of long-term debt	$3,183	$1,358
Current portion of long-term capital leases	252	169
Accounts payable	1,299	1,226
Accrued expenses	1,158	1,120
Derivative liabilities	677	492
Deferred revenue	13	20
Total current liabilities	6,582	4,385

Line of credit (LOC)	4,281	3,168
Long-term debt, net of current portion	1,024	1,419
Long-term capital leases, net of current portion	174	214
Total liabilities	12,061	9,186

Commitments

Shareholders’ deficit:
Preferred stock - $0.001 par value, 25,000,000 authorized Series A designated 10,000,000 shares Issued and outstanding at December 31, 2013 and December 31, 2012, 9,930,982 and 8,426,982 shares, respectively	10	8
Common stock - $0.001 par value Authorized 975,000,000 shares Issued and outstanding at December 31, 2013 and December 31, 2012, 111,633 and 13,718 shares, respectively	–	–
Additional paid in capital	56,177	52,993
Accumulated deficit	(63,276)	(56,012)
Accumulated other comprehensive loss	(32)	(32)
Total ERF Wireless, Inc. shareholders’ deficit	(7,121)	(3,043)
Non-controlling interest	132	128
Total shareholders’ deficit	(6,989)	(2,915)

Total liabilities and shareholders' deficit	$5,072	$6,271

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

($ in thousands except share data and loss per share)

	2013	2012

Sales:
Products	$90	$102
Services	7,066	7,226
Total sales	7,156	7,328

Cost of goods sold:
Products and integration services	1,571	1,846
Rent, repairs and maintenance	853	700
Depreciation	1,735	1,429
Total cost of goods sold	4,159	3,975

Gross profit	2,997	3,353

Operating expenses:
Selling, general and administrative	7,315	6,743
Depreciation	200	214
Total operating expenses	7,515	6,957

Loss from operations	(4,518)	(3,604)

Other income (expenses):
Interest expense, net	(3,524)	(1,524)
Derivative income	715	335
Gain on sale of assets	67	–
Total other (expense) income	(2,742)	(1,189)

Consolidated net loss	(7,260)	(4,793)

Net loss attributable to non-controlling interest	(4)	(21)
Net loss attributable to ERF Wireless, Inc.	(7,264)	(4,814)

Other comprehensive loss:
Unrealized loss on securities held for resale	–	(7)
Total other comprehensive loss	–	(7)
Total comprehensive loss	$(7,264)	$(4,821)

Basic and diluted loss per common share:
Net loss	$(207.54)	$(534.89)

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

($ and shares in thousands)

	Common Stock		Preferred Stock		Additional Paid in	Accumulated	Accumulated Comprehensive	Non-controlling	Total Shareholders’
	Shares	Value	Shares	Value	Capital	Deficit	Income	Interest	Deficit
Total shareholders’ deficit as of December 31, 2011	5	$–	8,579	$9	$49,123	$(51,198)	$(25)	$–	$(2,091)

Net loss	–	–	–	–	–	(4,814)	–	21	(4,793)

New stock issued to shareholders:
Conversion of preferred stock to common stock	1	–	(270)	(1)	1	–	–	–	–
For services, compensation and interest	1	–	–	–	621	–	–	–	621
For retirement of debt	1	–	–	–	535	–	–	–	535
Conversion of LOC and interest to preferred stock	–	–	118	–	124	–	–	–	124
Stock based compensation	–	–	–	–	–	–	–	–	–
Conversion of LOC and interest to common stock	6	–	–	–	2,589	–	–	–	2,589
Transfer of subsidiary equity to non-controlling interest	–	–	–	–	–	–	–	107	107
Unrealized loss on securities held for resale	–	–	–	–	–	–	(7)	–	(7)

Total shareholders’ deficit as of December 31, 2012	14	–	8,427	8	52,993	(56,012)	(32)	128	(2,915)

Net loss	–	–	–	–	–	(7,264)	–	4	(7,260)
New stock issued to shareholders:
Conversion of preferred stock to common stock	10	–	(259)	–	–	–	–	–	–
For services, compensation, interest and prepaids	16	–	–	–	1,314	–	–	–	1,314
For retirement of debt	36	–	–	–	1,528	–	–	–	1,528
Conversion of LOC and interest to preferred stock	–	–	1,763	2	33	–	–	–	35
Conversion of LOC and interest to common stock	36	–	–	–	–	–	–	–	–
Derivative liability	–	–	–	–	309	–	–	–	309
Total shareholders’ deficit as of December 31, 2013	112	$–	9,931	$10	$56,177	$(63,276)	$(32)	$132	$(6,989)

 See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

($ in thousands)

	2013	2012
Cash flows from operating activities
Net loss	$(7,260)	$(4,793)

Adjustments to reconcile net loss to net cash used by operating activities:
Gain on sale of assets	(67)	–
Amortization of debt discount	1,958	290
Depreciation	1,935	1,643
Stock issued for services rendered, interest and compensation	1,314	621
Derivative income	(715)	(335)
Bad debt expense	54	13
Changes in:
Accounts receivable, net	(227)	(245)
Accounts receivable, other	(143)	(36)
Inventories	107	(19)
Prepaid expenses and other current assets	2	82
Costs and profits in excess of billings	35	(35)
Accounts payable	73	532
Accrued expenses	391	1,033
Deferred revenue	(7)	(190)
Total adjustments	4,710	3,354
Net cash used by operating activities	(2,550)	(1,439)

Cash flows from investing activities
Purchase of property and equipment	(346)	(1,453)
Proceeds from sale of assets	34	–
Change in other assets	–	26
Net cash used by investing activities	(312)	(1,427)

Cash flows from financing activities
Net proceeds from line of credit	1,148	823
Proceeds from long-term debt obligations	3,116	2,674
Payment of long-term debt obligations	(1,283)	(950)
Payment on capital lease obligations	(195)	(154)
Net cash provided by financing activities	2,786	2,393

Net change in cash and cash equivalents	(76)	(473)
Cash and cash equivalents at the beginning of the year	118	591
Cash and cash equivalents at the end of the year	$42	$118

Supplemental disclosure of cash flow information:
Net cash paid during the year for:
Interest	$308	$364
Income taxes	$–	$–

Supplemental non-cash investing and financing activities:
Conversion of debt through issuance of common stock	$1,528	$535
Conversion of LOC and interest through issuance of preferred stock	$35	$124
Conversion of LOC and interest through issuance of common stock	$–	$2,589
Unrealized loss on securities held for resale	$–	$7
Transfer of subsidiary equity to non-controlling interest	$–	$107
Property and equipment financed with debt and capital leases	$238	$260

 See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

DECEMBER 31, 2013

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

Assets Held under Capital Leases

Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease. We utilize various leasing facilities including tower sites, offices sites and the purchase of tower and radio network equipment. When we enter into a lease agreement, we review the terms to determine the appropriate classification of the lease as a capital lease or operating lease based on the factors listed in FASB ASC Topic 840 “Leases”.

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

Deferred Revenues

Revenues that are billed in advance of services being completed are deferred until the conclusion of the period of the service for which the advance billing relates. Deferred revenues are included on the balance sheet in current and long-term liabilities until the service is performed and then recognized in the period in which the service is completed. The Company's deferred revenues consist of billings in advance for services being rendered for its wireless broadband and, accordingly, are deferred and recognized monthly as earned. The Company had deferred revenues in current liabilities of approximately $13,000 and $20,000 as of December 31, 2013 and December 31, 2012, respectively.

ERF WIRELESS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

Advertising Costs

Advertising costs are expensed when incurred. For the years ended December 31, 2013 and 2012, the Company expensed $52,000 and $66,000, respectively.

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

Inventory

Inventory is valued at the lower of cost or market. The cost is determined by using the average cost method. Inventory consists of the following items as of December 31, 2013 and 2012 (in thousands):

	December 31,	December 31,
	2013	2012
Raw material	$45	$46
Work in process	65	115
Finished goods	154	216
Total inventory	$264	$377

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

DECEMBER 31, 2013

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

The Company records revenues from our fixed-price, long-term contracts using the percentage-of-completion method. Revenues are recorded based on construction costs incurred to date as a percentage of estimated total cost at completion. The percentage-of-completion, determined by using total costs incurred to date as a percentage of estimated total costs at completion, reflects the actual physical completion of the project. If the current projected costs on a fixed fee contract exceed projected revenue, the entire amount of the loss is recognized in the period such loss is identified.

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

DECEMBER 31, 2013

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

Research and development

Research and development expense consists of costs attributable to employees and or consultants who focus their time on the design, engineering and process development of our CryptoVue technology. During 2013 and 2012, we have not incurred research and development costs.

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

Diluted net loss per common share is computed by dividing the net loss, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2013, and December 31, 2012, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of fully diluted net loss per common share.

Recent Accounting Pronouncements

Management does not anticipate that the recently issued but not yet effective accounting pronouncements will materially impact the Company’s financial condition.

ERF WIRELESS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 2 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consists of the following (in thousands):

	December 31,	December 31,
	2013	2012
Accounts receivable	$1,061	$838
Allowance for doubtful accounts	(60)	(10)
Accounts receivable, net	$1,001	$828

NOTE 3 - PROPERTY AND EQUIPMENT, NET

Components of property and equipment consist of the following items (in thousands):

	December 31,	December 31,
	2013	2012
Vehicles	$776	$742
Operating equipment	10,183	9,636
Office furniture and equipment	245	237
Leasehold improvements	70	70
Computer equipment	398	392
Building	29	29
Land	37	37
Construction in progress	404	501
Total property and equipment	12,142	11,644
Less accumulated depreciation	(9,365)	(7,511)
Net property and equipment	$2,777	$4,133

Depreciation expense was $1,935,000 and $1,643,000 for the years ended December 31, 2013 and 2012, respectively.

The Company has pledged substantially all the operating equipment and some furniture and vehicles as collateral against outstanding notes and capital leases.

NOTE 4 - GOODWILL

At December 31, 2013 and 2012, goodwill totaled $176,000. The goodwill of $176,000 is attributable to the acquisition of the assets of Crosswind, Inc. on January 11, 2008.

NOTE 5 - DEBT CONVERSION

(a) LINE OF CREDIT

For the year ended December 31, 2013, the Company issued 36,784 shares of its common stock for the settlement of $1,808,739 of principal and $349,261 of accrued interest for a total principal and interest amount of $2,158,000 owed to Angus Capital Partners. The Company issued common stock at an average price of $58.67 per share calculated based on the closing price the day the debt was settled. At December 31, 2013, Angus Capital Partners and ERF Wireless, Inc. both agreed to reduce the interest rate from the current 12% per annum to 3% per annum retroactive to January 1, 2013 and extend the maturity date of the revolving note to December 31, 2017, while maintaining the maximum Line of Credit of $12 million. The Company in consideration has accepted the return and cancellation of 36,784 common shares (post-split) of Company common stock issued from the Line of Credit conversions during 2013. The Company has accordingly reversed the payment of principal and interest of $2,158,000 in December 2013 and subsequently received the canceled shares in February 2014. See Note 11 for additional information on this facility.

Additionally for the year ended December 31, 2013, the Company issued 1,763,000 shares of its Series A Preferred Stock to Angus Capital for the settlement of principal amount of $35,260 of debt. The Company issued Series Preferred A Stock at an average price of $.02 per share or $8.00 (post-split) per share calculated based on the closing price of the common stock the day the debt was settled.

ERF WIRELESS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

Under current accounting standards ASC 470-50-40-2, the extinguishment of related party debt for equity securities is considered a capital transaction and, accordingly, no gain or loss on the extinguishment is recognized in the statement of operations. If this was not a related party transaction, a loss of $299,710 would have been recognized for the year ended December 31, 2013.

For the year ended December 31, 2012, the Company issued 5,556 shares of its common stock for the settlement of $2,122,385 and $466,615 of accrued interest, for a total of principal amount of $2,589,000 owed to Angus Capital Partners. The Company issued common stock at an average price of $465.98 per share calculated based on the closing price the day the debt was settled. See Note 11 for additional information on this facility.

Additionally for the year ended December 31, 2012, the Company issued 118,095 shares of its Series A Preferred to Angus Capital for the settlement of principal amount of $124,000 of debt. The Company issued Series Preferred A Stock at an average price of $1.05 per share calculated based on the closing price of the common stock the day the debt was settled.

Under current accounting standards ASC 470-50-40-2, the extinguishment of related party debt for equity securities is considered a capital transaction and, accordingly, no gain or loss on the extinguishment is recognized in the statement of operations. If this was not a related party transaction, a gain of $10,850 would have been recognized for the year ended December 31, 2012.

(b) OTHER DEBT

During the year ended December 31, 2013, the Company issued 44,705 shares of its common stock for the settlement of $1,527,699 principal and $538,574 of interest, respectively, for a total amount of $2,066,272. The Company issued common stock at an average price of $46.22 per share calculated based on the closing price the day the debt was settled.

During the year ended December 31, 2012, the Company issued 999 shares of its common stock for the settlement of $535,000 principal and $8,004 of accrued interest, respectively, for a total amount of $543,004. The Company issued common stock at an average price of $543.55 per share calculated based on the closing price the day the debt was settled.

NOTE 6 - COMMON STOCK, PREFERRED STOCK AND WARRANTS

The total number of shares of stock of all classes which the Company shall have the authority to issue is 1,000,000,000, of which 25,000,000 shall be shares of preferred stock with a par value of $0.001 per share ("Preferred Stock"), and 975,000,000 shall be shares of common stock with a par value of $0.001 per share ("Common Stock").

On December 18, 2013 the Company's board of directors and stockholders with a majority of the Company's voting power approved an amendment to the Company's Articles of Incorporation to affect a reverse split of the Company's common stock at a ratio of 1 for 400. The Board of Directors also approved the rounding of fractional shares remaining after the reverse stock split to the nearest whole common share on a per shareholder basis, provided that any shareholder holding over ten (10) shares, but less than ninety-nine (99) shares after the reverse stock split will have their shares automatically rounded up to 100 shares. The ratio of 1 for 400 reverse split affected 35.9 million pre-stock split to .090 million post-split shares (prior to affecting the rounding describe above). The reverse stock split has been applied retroactively to all financial statements and footnotes presented herein.

Common Stock

As of December 31, 2013, there were 111,633 shares of its $.001 par value common stock issued and outstanding.

During the year ended December 31, 2013, the Company issued 98,000 shares of common stock which was valued at the closing market price on the date of issuance of such shares, which were issued in lieu of cash as payment for the following (in thousands):

December 31, 2013	Supplemental Non-Cash Disclosure
Professional fees	$412
Services and compensation	350
Other services rendered and interest	552
Total for services, compensation and interest	$1,314

Notes payable	$1,528
Line of credit and interest	$–

ERF WIRELESS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

As of December 31, 2012, there were 13,718 shares of its $.001 par value common stock issued and outstanding.

During the year ended December 31, 2012, the Company issued 7,640 shares of common stock which was valued at the closing market price on the date of issuance of such shares, which were issued in lieu of cash as payment for the following (in thousands):

December 31, 2012	Supplemental Non-Cash Disclosure
Professional fees	$198
Services and compensation	309
Other services rendered	114
Total for services, and compensation	$621

Notes payable	$535
Line of credit and interest	$2,589

Preferred Stock

The Company has 25,000,000 shares of Preferred Stock authorized of which 10,000,000 shares had been designated as Series A Preferred Stock (“Series A Preferred Stock”). There were 9,930,982 and 8,426,982 Series A preferred shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively. With respect to the Series A Preferred Stock outstanding at December 31, 2013, the Company would be required to issue 9,930,982 shares of its common stock upon conversion. During the year ended December 31, 2013, 259,000 Series A Preferred Stock were converted into 10,000 shares of common stock.

For the year ended December 31, 2013, the Company issued 1,763,000 shares of its Series A Preferred Stock to Angus Capital for the settlement of principal amount of $35,260 of debt. The Company issued Series Preferred A Stock at an average price of $.02 per share or $8.00 (post-split) per share calculated based on the closing price of the common stock the day the debt was settled.

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

ERF WIRELESS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

ERF Wireless, Inc. Distribution of EBI Equities to Non-controlling Interest

For the year ended December 31, 2012, the Company had issued 725,611 shares of EBI as a stock dividend and a three-year warrant expiring December 31, 2014 to purchase 725,611 shares of EBI common stock at an exercise price of $4.00 per share and three year warrant expiring December 31, 2014 to purchase 725,611 shares of EBI common stock at an exercise price of $6.00 per share; such issuances are valued at $107,000. The Company expects to issue the remaining stock dividends in 2014. No stock dividends were issued during the year ended December 31, 2013.

EBI Declared Stock Dividend

During the year ended December 31, 2011, the Company declared a stock dividend to ERF Wireless shareholders of up to 5% of the existing common stock in Energy Broadband, the Company's then wholly owned oil and gas private subsidiary. ERF Wireless declared for each 200 shares of ERF Wireless common stock, that a shareholder owns as of September 30, 2011, the shareholder will receive one unit of Energy Broadband securities consisting of 100 Energy Broadband common shares, one warrant to purchase 100 shares of Energy Broadband at a fixed price of $4.00 per share and one warrant to purchase an additional 100 shares of Energy Broadband at a fixed price of $6.00 per share. The Company has estimated the stock dividend to be 900,000 shares of EBI stock. The stock dividend was recorded based on our historical cost. The EBI shares were originally acquired by ERF at par of $0.001 for a total historical cost of $900. ERF acquired the warrants from EBI on September 30, 2011 at fair value for a total cost of $132,302.

Warrants

During the year ended December 31, 2013, the Company entered into a convertible promissory note with Tonaquint, Inc. for $791,500 and issued five-year warrants to purchase 371 shares of common stock at $320.00 per share, expiring March 2018.

During the year ended December 31, 2013, 2013, the Company entered into a convertible promissory note with Willow Creek Capital for $244,200 and issued five-year warrants to purchase 122 shares of common stock at $300.00 per share, expiring April 2018.

During the year ended December 31, 2013, 2013, the Company entered into a convertible promissory note with Vista Capital for $60,500 and issued five year warrants to purchase 36 shares of common stock at $320.00 per share, expiring April 2018.

The following tables set forth summarized warrants that are issued, outstanding and exercisable for the years ended December 31, 2013 and 2012:

Warrants Outstanding
Weighted Average Exercise	Expiration	December 31,				December 31,
Price	Date	2012	Issued	Exercised	Expired	2013
$320.00	Mar-18	–	371	–	–	371
$320.00	Apr-18	–	36	–	–	36
$300.00	Apr-18	–	122	–	–	122
	Total Warrants	–	529	–	–	529

ERF WIRELESS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 7 – STOCK PLAN AND EMPLOYEE STOCK OPTIONS

In May 2013, the board of directors adopted a non-qualified stock option plan whereby 2,500 shares were reserved for issuance. As of December 31, 2013, 2,500 shares of common stock were issued and outstanding to certain employees and consultants for services rendered under the plan. This plan is for key employees, officers, directors, and consultants of ERF Wireless, Inc.

Non-Qualified Stock Option Plan, May 2013	2013-A
Plan
Shares initially reserved	2,500

Shares issued during 2013	2,500

Remaining shares available to be issued at December 31, 2013	–

Shares issued and outstanding as of December 31, 2013	2,500

In December 2012, the board of directors adopted a non-qualified stock option plan whereby 1,125 shares were reserved for issuance. As of December 31, 2013, 1,125 shares of common stock were issued and outstanding to certain employees and consultants for services rendered under the plan. This plan is for key employees, officers, directors, and consultants of ERF Wireless, Inc.

Non-Qualified Stock Option Plan, December 2012	2013
Plan
Shares initially reserved	1,125

Shares issued during 2012 and 2013	1,125

Remaining shares available to be issued at December 31, 2013	–

Shares issued and outstanding as of December 31, 2013	1,125

In April 2012, the board of directors adopted a non-qualified stock option plan whereby 625 shares were reserved for issuance. As of December 31, 2012, 625 shares of common stock were issued and outstanding to certain employees and consultants for services rendered under the plan. This plan is for key employees, officers, directors, and consultants of ERF Wireless, Inc.

Non-Qualified Stock Option Plan, April 2012	2012
Plan
Shares initially reserved	625

Shares issued during 2012	625

Remaining shares available to be issued at December 31, 2012	–

Shares issued and outstanding as of December 31, 2012	625

ERF WIRELESS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 8 - INCOME TAXES

The Company adopted the provisions of ASC Topic 740, "Income Taxes." Implementation of ASC Topic 740 did not have a material cumulative effect on prior periods nor did it result in a change to the current year's provision.

The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

	December 31, 2013		December 31, 2012

U. S. Federal statutory tax rate	%	34	%	34
U.S. valuation difference		(34)		(34)
Effective U. S. tax rate		–		–

Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. Federal income tax of 34% to pretax income from continuing operations as a result of the following (in thousands):

	December 31, 2013	December 31, 2012
Computed expected tax expense (benefit)	$2,468	$1,630
Change in valuation allowance	(2,468)	(1,630)
Income tax expense	$–	$–

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2013, and 2012, are presented below (in thousands):

	December 31, 2013	December 31, 2012
Deferred tax assets:
Net operating loss carry forwards	$20,751	$18,283
Less valuation allowance	(20,751)	(18,283)
Net deferred tax assets	$–	$–

The Company has determined that a valuation allowance of $20,751,000 at December 31, 2013, is necessary to reduce the deferred tax assets to the amount that will more than likely than not be realized. The change in valuation allowance for 2013 was approximately $2,468,000. As of December 31, 2013, the Company has a net operating loss carry-forward of $58,888,000, which is available to offset future federal taxable income, if any, with expiration beginning 2019 and ending 2033.

ERF WIRELESS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 9 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amount):

	For the twelve months ended December 31, 2013
	Net loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic and diluted EPS:
Net loss	$(7,264)	35	$(207.54)

	For the twelve months ended December 31, 2012
	Net loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic and diluted EPS:
Net loss	$(4,814)	9	$(534.89)

Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities.

The calculation of diluted earnings per share for the year ended December 31, 2013 does not include 100,323 shares of common stock underlying the Bonds (as define below); 529 of warrants underlying promissory convertible debt, 471,260 shares of common stock underlying promissory convertible debt and 9,930,982 shares of common stock underlying the Series A Preferred Stock, due to their anti-dilutive effect.

NOTE 10 - MAJOR CUSTOMERS

The Company had gross sales of approximately $7,156,000 and $7,328,000 for the years ended December 31, 2013 and 2012, respectively. The Company had two customers that met the required disclosure of 10% that represented 32% and 12% of the gross sales during the year ended December 31, 2013. Additionally the Company had two customers that met the required disclosure of 10% that represented 42% and 13% of the gross sales during the year ended December 31, 2012.

ERF WIRELESS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 11 - NOTES PAYABLE, LONG-TERM DEBT, LINE OF CREDIT AND CAPITAL LEASES

Notes payable, long-term debts and capital leases consist of the following as of December 31, 2013 (in thousands):

	Terms	Maturity Date	Interest Rate	Gross Balance	Debt Discount	Balance
Banc leasing, Inc.	$10,660 / Month including interest	January-15	11.62%	$130	$–	$130
Advantage leasing associates	$8,269 / Month including interest	Various	Various	115	–	115
Legacy laser services Dallas, LLC	$9,947 / Month including interest	May-16	42.00%	181	–	181
MP Nexlevel LLC	$7,043 / Month including interest	May-14	10.00%	34	–	34
Tonaquint	$950,400 / Lump sum payment including interest	Immediately due and payable	12.00%	793	–	793
JMJ Financial	$330,000 / Lump sum payment including interest	March-14	12.00%	232	174	58
Vista capital	$72,600 / Lump sum payment including interest	Immediately due and payable	12.00%	51	–	51
Willow creek capital	$293,040 / Lump sum payment including interest	Immediately due and payable	12.00%	228	–	228
TCA global line of credit	$139,523 / Month including interest	July-14	12.00%	1,019	104	915
Group 10	$157,500 / Month including interest	July-14	12.00%	157	143	14
Investor financing	$495,000 / Lump sum payment including interest	April-14	12.00%	473	–	473
Premium assignment	$2,063 / Month including interest	September-14	5.68%	18	–	18
Dakota capital equipment financing	$178,031 / Quarterly including interest	March-16	12.00%	1,519	25	1,494
E-bond investor notes	3 years/ Semiannual interest (See below)	Various	7.50%	311	182	129
Line of credit	2 years/ Quarterly interest (See below)	December-16	3.00%	4,281	–	4,281
Total debt				$9,542	$628	8,914
Less current maturities						(3,435)
Long-term debt						$5,479

The net maturities of these debts are $3,541,000, $702,000, $390,000 and $4,281,000 for the years ended December 31, 2014, 2015, 2016 and 2017, respectively.

Notes payable, long-term debt and capital leases consist of the following as of December 31, 2012 (in thousands):

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

Line of Credit

In December 2013, the maturity date of the $12.0 million unsecured revolving credit facility with Angus Capital Partners, a related party, was extended from December 31, 2015 to December 31, 2017. The Company also renegotiated the interest rate from 12% per annum to 3% per annum retroactive to January 1, 2013. The Company in consideration has accepted the return and cancellation of 36,784 common shares (post-split) of Company common stock issued for the Line of Credit conversions during 2013. The Company has accordingly reversed the payment of principal and interest of $2,158,000 in December 2013 and subsequently received the canceled shares in February 2014. The terms of the unsecured revolving credit facility allow the Company to draw upon the facility as financing requirements dictate and provide for quarterly interest payments at a 3% rate per annum. The payment of principal may be paid in cash, common shares or preferred shares at the Lender’s election. The payment of interest may only be paid in cash. At December 31, 2013 and 2012, the outstanding balance on the line of credit totaled $4,281,000 and $3,168,000, respectively. The remaining line of credit available at December 31, 2013 and 2012 was $7,719,000 and $8,832,000, respectively.

Additionally for the year ended December 31, 2013, the Company issued 1,763,000 shares of its Series A Preferred Stock to Angus Capital for the settlement of principal amount of $35,260 of debt. The Company issued Series Preferred A Stock at an average price of $.02 per share or $8.00 (post-split) per share calculated based on the closing price of the common stock the day the debt was settled.

Under current accounting standards ASC 470-50-40-2, the extinguishment of related party debt for equity securities is considered a capital transaction and, accordingly, no gain or loss on the extinguishment is recognized in the statement of operations. If this was not a related party transaction, a loss of $299,710 would have been recognized for the year ended December 31, 2013.

ERF WIRELESS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

Certain family related trusts are participants in the Angus Capital revolving credit facility. H. Dean Cubley holds the investment and voting power over certain of these family related trusts while Scott Cubley and Brian Cubley, the sons of H. Dean Cubley, have the investment and voting power over the remaining other family trusts.

E-Series Bond Investor Note

During the year ended December 31, 2013, the Company issued to certain accredited investors a principal amount of $325,000 of E-Series bonds (the "Bonds"). A balance of $687,000 was outstanding at December 31, 2012. At December 31, 2013, the outstanding principal balance of the Bonds totaled $311,000. The Bonds are due and payable upon maturity, a three-year period from the issuance date. Interest on the Bonds is payable at the rate of 7.5% per annum, and is payable semiannually. The Bondholder may require the Company to convert the Bond (including any unpaid interest) into shares of common stock at any time only during the first year. If the Bonds are converted under this option, the Company will issue shares representing 100% of the Bond principal and unpaid interest calculated through maturity. The common stock issued under this option will be valued at the average closing price average of the common shares for the five days prior to the notification. If the Bond is converted within the first year the Company will issue a three-year warrant to purchase one share of EBI common stock at a price of $4.00 for every $2.00 of Bond principal.

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

The Bonds were determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature and the redemption option (compound embedded derivative liability). At the date of issuance of the Bond, compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the income statement. The Company uses the effective interest method to record interest expense from the accretion of the debt discount and accretes the unamortized discount upon conversion which totaled $182,238 for the year ended December 31, 2013. The estimated debt accretion for subsequent years is $92,678, $88,013 and $1,547 for years ending December 31, 2014, 2015 and 2016, respectively.

The following table summarizes the convertible debt activity for the period from January 1, 2013 through December 31, 2013:

Description	Bonds	Compound Derivative Liability	Total

Fair value at December 31, 2012	$121,446	$492,043	$613,489
Fair value of issuances during 2013 (principal amount)	325,000	–	325,000
Fair value of issuances during 2013 (debt discount)	(139,216)	139,216	–
Change in fair value	522,532	(147,918)	374,614
Conversions	(701,000)	(443,611)	(1,144,611)
Fair value at December 31, 2013	$128,762	$39,730	$168,492

The Company recorded a net change in fair value of derivatives of $147,918 and a gain on debt redemption of $156,791 for a total net derivative income of $304,709 for the year ended December 31, 2013.

Dakota Capital Fund LLC Equipment Financing

In November 2011, the Company entered into debt financing agreement with Dakota Capital Fund LLC, for financing of up to $3,000,000. During the fourth quarter of 2011, the Company received proceeds of $2,000,000 and had the option of additional funding of $1,000,000 for equipment purchases. This debt facility is secured by certain ERF Wireless assets and there is no prepayment penalty. At December 31, 2013 and 2012, the outstanding balance on the debt financing agreement totaled $1,494,000 and $1,763,000, respectively. Also the Company has elected not to request any additional funds under this credit facility. The payment terms are $178,031 per quarter including interest, at an annual rate of 18% plus 10% of positive operational cash flow as determined on a quarterly basis for repayment of additional principal beginning July 1, 2012. The funding was utilized to purchase equipment to build out networks in oil and gas exploration regions of North America.

ERF WIRELESS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

The Company issued 30,000 shares of common stock for the consummation of the initial $2,000,000 debt financing agreement from Dakota Capital Fund LLC resulting in a debt discount of $93,600. The Company uses the effective interest method to record interest expense from the accretion of the debt discount and accretes the unamortized discount upon conversion which totaled $33,014 and $29,205 for the years ended December 31, 2013 and 2012, respectively. The estimated debt accretion is $24,611 for year ending December 31, 2014.

Investor Bridge Loan

On March 20, 2012, the Company entered into a three-month secured bridge financing agreement with certain individuals for $300,000 with and interest rate of 12% per annum. During the second quarter of 2012, the Company was loaned an additional $100,000 increasing the note to $400,000 due July 1, 2012. The note was repaid from a new secured $1,000,000 Investor Financing agreement from these same individuals.

Investor Financing Loan

On July 13, 2012, the Company entered into a three-month secured debt financing agreement with certain individuals for $1,000,000 with an interest rate of 12% per annum. Under a subsequent modified agreement dated January 2014, as amended, the maturity date has been extended to April 15, 2014. Both parties under the amendment agreed to apply the Dakota Capital Fund payment of $181,235 including interest as a subset to the bridge note. The Company has also renegotiated the subset interest rate from .5% interest per day on a 360 day calendar year to 12% rate per annum retroactive to March 23, 2013. The Company in consideration has accepted the return and cancellation of 796 common shares (post-split) of Company common stock issued during the third quarter of 2013 for interest. The Company also agreed to additional consideration of 5,000 of preferred A shares to be issued as long as the note remains unpaid and a $50,000 penalty to be added to principal in January 2014 for the consideration of the extension of the note. The Company has accordingly reversed the payment of interest of $159,259 in December 2013. At December 31, 2013 and 2012, the outstanding principal balance totaled $473,000 and $765,000, respectively.

MP Nexlevel

On July 1, 2012, the Company issued a note to MP Nexlevel LLC., totaling $152,613 bearing interest at 10% per annum and is payable in twenty-four monthly payments of $7,043, including interest. At December 31, 2013 and 2012, the outstanding balance totaled $34,000 and $111,000, respectively.

Tonaquint Convertible Promissory Note

On March 5, 2013, the Company entered into a six-month secured convertible promissory note secured debt financing agreement with Tonaquint, Inc. (“holder”), for $791,500, bearing interest at a rate of 12% per annum and maturing September 5, 2013. At December 31, 2013, the outstanding principal balance of the Tonaquint convertible promissory note totaled $793,000. The note includes an original issue discount (“OID”) of $65,000 based on the consideration funded, prepaid interest of $71,500 and $5,000 in legal and other expense. The Company also paid holder an origination fee in the amount of $227,500 in 144 Stock (711 post-split shares) at the closing bid price on March 5, 2013, plus 125 post-split shares (valued at $40,000) of the Company’s common stock. The holder may require the Company to convert the outstanding principal balance (including any unpaid interest) into shares of restricted common stock at any time after the six-month term of the note. The common stock issued will be valued using a conversion factor of 80% of the average of the lowest two (2) trading prices for common shares during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. If the average two (2) lowest trading prices is less than $0.33, then the conversion factor will be reduced to 70%. The holder received the option to purchase five-year warrants expiring March 5, 2018 to purchase 371 shares of ERF common stock at an exercise price of $320.00 or the per-share price at which the common stock is sold in an underwritten public offering that closes on or before the date that is six (6) months from the issue date, as may be adjusted from time to time pursuant to the terms and conditions of this warrant. The Company is not in compliance with all the provisions of the note causing an automatic acceleration of the outstanding balance of $791,500 to $949,800. The note will accrue interest at a rate of 12% from September 5, 2013 until the March 4, 2014 and thereafter at a rate of 18% per annum. The note is recorded as a current liability.

The Tonaquint promissory note was determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature; conversion price reset feature and the redemption option (compound embedded derivative liability). At the date of issuance of the Tonaquint note, compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the statement of operations. The Company uses the effective interest method to record interest expense from the accretion of the debt discount, which totaled $588,724 for the year ended December 31, 2013.

The following table summarizes the convertible debt activity for the period from March 5, 2013 through December 31, 2013:

Description	Tonaquint	Warrant Compound Derivative Liability	Compound Derivative Liability	Total

Fair value of issuances at inception	$950,400	$–	$–	$950,400
Fair value of issuances during 2013 (debt discount)	(588,724)	16,400	256,224	(316,100)
Change in fair value	588,724	(16,304)	(175,655)	396,765
Conversions	(157,032)		–	(157,032)
Fair value at December 31, 2013	$793,368	$96	$80,569	$874,033

The Company recorded a net change in fair value of derivative income of $26,426 for the year ended December 31, 2013.

JMJ Financial Convertible Promissory Note

On March 20, 2013, the Company entered into a one year unsecured promissory note debt financing agreement with JMJ Financial for (“JMJ”) up to $500,000 at the sole discretion of additional consideration with the Lender. The note includes a 10% original issue discount that is prorated based on the consideration funded. The Company also paid holder an origination fee in the amount of $40,500 in 144 Stock (125 post-split shares) at the closing bid price of the Company’s common stock. As of December 31, 2013 the Company has received funding of $300,000, bearing interest at a rate of 12% per annum and maturing in one year from the effective date of each payment. At December 31, 2013, the outstanding principal balance of the JMJ Financial convertible promissory note totaled $232,000 including OID. The conversion price is the lesser of $0.59 or 60% of the lowest trade price in the 25 trading days previous to the conversion. The note is recorded as a current liability.

The JMJ promissory note was determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature; conversion price reset feature and the redemption option (compound embedded derivative liability). At the date of issuance of the JMJ note, compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the statement of operations. The Company uses the effective interest method to record interest expense from the accretion of the debt discount and from the accretion of unamortized discount upon conversion which totaled $156,683 for the year ended December 31, 2013. The estimated debt accretion for the subsequent year is $209,581 for year ending December 31, 2014.

The following table summarizes the convertible debt activity for the period from March 20, 2013 through December 31, 2013:

Description	JMJ	Compound Derivative Liability	Total

Fair value of issuances at inception	$330,000	$–	$330,000
Fair value of issuances during 2013 (debt discount)	(330,000)	382,260	52,260
Change in fair value	156,683	(248,147)	(91,464)
Conversions	(98,320)	–	(98,320)
Fair value at December 31, 2013	$58,363	$134,113	$192,476

The Company recorded a net change in fair value of derivative income of $162,865 and a loss on debt redemption of $13,819 for a total net derivative income of $149,046 for the year ended December 31, 2013.

Willow Creek Capital Convertible Promissory Note

On April 2, 2013, the Company entered into a nine-month secured convertible promissory note debt financing agreement with Willow Creek Capital, LLC, for $244,200, bearing interest at a rate of 12% per annum and maturing October 1, 2013. The note also includes a 10% OID of $20,000 based on the consideration funded, prepaid interest of $22,200 and $2,000 in legal and other expense. The Company also paid holder an origination fee in the amount of $109,890 in 144 Stock (366 post-split shares) at the closing bid price of the Company’s common stock. The holder may require the Company to convert the outstanding principal balance (including any unpaid interest) into shares of restricted common stock at any time after the six months term of the note. The common stock issued will be valued using a conversion factor of 80% the average of the lowest two (2) trading prices common shares during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. If the average two (2) lowest trading prices is less than $0.33, then the conversion factor will be reduced to 70%. The holder will be entitled to purchase from the Company five year warrants expiring April 2, 2018 to purchase 122 post-split shares of ERF common stock at an exercise price of $300.00 or the per-share price at which the common stock is sold in an underwritten public offering that closes on or before the date that is six (6) months from the issue date, as may be adjusted from time to time pursuant to the terms and conditions of this Warrant.

ERF WIRELESS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

The Willow Creek promissory note was determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature; conversion price full ratchet reset feature and the redemption option (compound embedded derivative liability). At the date of issuance of the Willow Creek note, compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the statement of operations. The Company uses the effective interest method to record interest expense from the accretion of the debt discount and from the accretion of unamortized discount upon conversion which totaled $244,200 for the year ended December 31, 2013. The Company is not in compliance with all the provisions of the note causing an automatic acceleration of the outstanding balance of $244,200 to $293,040. The note will accrue interest at a rate of 12% from October 1, 2013 until April 1, 2014 and thereafter at a rate of 18% per annum. The note is recorded as a current liability.

The following table summarizes the convertible debt activity for the period from April 2, 2013 through December 31, 2013:

Description	Willowcreek	Compound Derivative Liability	Total
Fair value of issuances at inception	$293,040	$–	$293,040
Fair value of issuances during 2013 (debt discount)	(244,200)	255,000	10,800
Change in fair value	244,200	(203,724)	40,476
Conversions	(65,240)	–	(65,240)
Fair value at December 31, 2013	$227,800	$51,276	$279,076

The Company recorded a net change in fair value of derivative income of $133,589 for the year ended December 31, 2013.

Vista Capital Convertible Promissory Note

On April 4, 2013, the Company entered into a six-month secured convertible promissory note debt financing agreement with Vista Capital Investments, LLC, for $60,500, bearing interest at a rate of 12% per annum and maturing October 4, 2013. The note also includes a 10% OID of $5,000 based on the consideration funded and prepaid interest of $5,500. The Company also paid holder an origination fee in the amount of $21,175 in 144 Stock (84 post-split shares) at the closing bid price of the Company’s common stock. The holder may require the Company to convert the outstanding principal balance (including any unpaid interest) into shares of restricted common stock at any time after the six months term of the note. The common stock issued will be valued using a conversion factor of 80% the average of the lowest two (2) trading prices common shares during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. If the average two (2) lowest trading prices is less than $0.33, then the conversion factor will be reduced to 70%. The holder will be entitled to purchase from the Company five year warrants expiring April 4, 2018 to purchase 36 post-split shares of ERF common stock at an exercise price of $320.00 or the per-share price at which the common stock is sold in an underwritten public offering that closes on or before the date that is six (6) months from the issue date, as may be adjusted from time to time pursuant to the terms and conditions of this Warrant.

The Vista promissory note was determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature; conversion price full ratchet reset feature and the redemption option (compound embedded derivative liability). At the date of issuance of the Vista note, compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the statement of operations. The Company uses the effective interest method to record interest expense from the accretion of the debt discount and from the accretion of unamortized discount upon conversion which totaled $60,500 for the year ended December 31, 2013. The Company is not in compliance with all the provisions of the note causing an automatic acceleration of the outstanding balance of $60,500 to $72,600. The note will accrue interest at a rate of 12% from October 4, 2013 until April 3, 2014 and thereafter at a rate of 18% per annum.

ERF WIRELESS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

The following table summarizes the convertible debt activity for the period from April 4, 2013 through December 31, 2013:

Description	Vista	Compound Derivative Liability	Total
Fair value of issuances at inception	$72,600	$–	$72,600
Fair value of issuances during 2013 (debt discount)	(60,500)	70,967	10,467
Change in fair value	60,500	(33,451)	27,049
Conversions	(22,042)	–	(22,042)
Fair value at December 31, 2013	$50,558	$37,516	$88,074

The Company recorded a net change in fair value of derivatives income of $8,731 for the year ended December 31, 2013.

TCA Global Convertible Promissory Note

On June 28, 2013, the Company entered into a twelve-month secured convertible promissory note debt financing agreement with TCA Global Credit Master Fund for $1,500,000, bearing interest at a rate of 12% per annum and maturing July 28, 2014. Under a subsequent modified agreement dated March 25, 2014, TCA has agreed to restructure the agreement and extend the maturity date to November 15th, 2014. The Company in consideration has agreed to a $75,000 restructuring fee to be added to the sum of the principal balance including a $40,791 interest charge to be paid in March and nominal legal fees. The monthly principal and interest payments will be $149,609 per month. At December 31, 2013, the outstanding principal balance of the TCA Global convertible promissory note totaled $1,019,000. The note also includes $153,300 in commitment fees; due diligence fees; document review fees; service fees; legal; and other expense. The holder may require the Company to convert the outstanding principal balance (including any unpaid interest) into shares of restricted common stock at any time during the twelve months term of the note or thereafter. The common stock issued will be valued using a conversion factor of 85% the average VWAP trading price during the five (5) trading day period ending on the latest complete trading day prior to the conversion date.

The TCA Global promissory note was determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature and the redemption option (compound embedded derivative liability). At the date of issuance of the TCA Global note, compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the statement of operations. The Company uses the effective interest method to record interest expense from the accretion of the debt discount and from the accretion of unamortized discount upon conversion which totaled $33,989 for the year ended December 31, 2013. The estimated debt accretion for subsequent years is $69,168 and $35,155 for years ending December 31, 2014 and 2015, respectively.

The following table summarizes the convertible debt activity for the period from June 28, 2013 through December 31, 2013:

Description	TCA Global	Compound Derivative Liability	Total
Fair value of issuances at inception	$1,500,000	$–	$1,500,000
Fair value of issuances during 2013 (debt discount)	(138,312)	138,312	–
Change in fair value	33,989	(109,596)	(75,607)
Conversions	(480,237)	–	(480,237)
Fair value at December 31, 2013	$915,440	$28,716	$944,156

The Company recorded a net change in fair value of derivatives income of $109,596 for the year ended December 31, 2013.

Group 10 Holdings Convertible Promissory Note

On October 3, 2013, the Company entered into a twelve-month unsecured convertible promissory note debt financing agreement with Group 10 Holdings, LLC, for $157,500, bearing interest at a rate of 12% per annum and maturing October 2, 2014. The note also includes a 5% OID of $7,500 based on the consideration funded. The Company also paid holder a commitment fee in the amount of $45,000 in 144 Stock (1,125 post-split shares) at the closing bid price of the Company’s common stock. The holder may require the Company to convert the outstanding principal balance (including any unpaid interest) into shares of restricted common stock at any time after the twelve months term of the note. The common stock issued will be valued using a conversion factor of 55% multiplied by the lowest closing bid price of the (20) trading days prior to the conversions, which represents a discount rate of 45%.

ERF WIRELESS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

The Group 10 Holdings promissory note was determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature; conversion price full ratchet reset feature and the redemption option (compound embedded derivative liability). At the date of issuance of the Group 10 note, compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the statement of operations. The Company uses the effective interest method to record interest expense from the accretion of the debt discount and from the accretion of unamortized discount upon conversion which totaled $14,155 for the year ended December 31, 2013. The note will accrue interest at a rate of 12% from October 3, 2013 until October 2, 2014 and thereafter at a rate of 18% per annum.

The following table summarizes the convertible debt activity for the period from October 3, 2013 through December 31, 2013:

Description	Group 10	Compound Derivative Liability	Total
Fair value of issuances at inception	$157,500	$–	$157,500
Fair value of issuances during 2013 (debt discount)	(157,500)	304,519	147,019
Change in fair value	14,155	–	14,155
Conversions	–	–	–
Fair value at December 31, 2013	$14,155	$304,519	$318,674

The Company recorded a net change in fair value of derivatives expense of $51,996 for the year ended December 31, 2013.

Capital Leases

Agility Lease Fund, LLC Included in property and equipment at December 31, 2012, the capitalized equipment is fully amortized. The equipment and one of the Company's bank accounts were the primary collateral securing the financing along with a guarantee by the Company. This lease was repaid in January 2012.

Banc Leasing Inc. Included in property and equipment at December 31, 2013, the cost of the equipment was $610,900 and the accumulated amortization was $493,811. Amortization of assets under capital leases is included in depreciation expense. The equipment is the primary collateral securing the financing.

Advantage Leasing Inc. Included in vehicles at December 31, 2013, the cost of the vehicles was $273,443 and the accumulated amortization was $157,082. Amortization of assets under capital leases is included in depreciation expense. The vehicles are the primary collateral securing the financing.

Legacy Laser Services Dallas, LLC Included in property and equipment at December 31, 2013, the cost of the equipment was $155,348 and the accumulated amortization was $32,364. Amortization of assets under capital leases is included in depreciation expense. The equipment is the primary collateral securing the financing.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2013 (in thousands):

Year Ending December 31,
2014	$335
2015	159
2016	63
Thereafter	–
Total minimum lease payments	557
Less amount representing interest	(131)
Present value of net minimum lease payments	426
Current maturities of capital lease obligations	(252)
Long-term portion of capital lease obligations	$174

ERF WIRELESS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 12 - COMMITMENTS

Leases and License Agreements

For the years ended December 31, 2013 and 2012, rental expenses of approximately $1,253,000 and $1,058,000, respectively, were incurred. The Company accounts for rent expense under leases that provide for escalating rentals over the related lease term on a straight-line method. The Company occupies office and tower facilities under several non-cancelable operating lease agreements expiring at various dates through December 2018, and requiring payment of property taxes, insurance, maintenance and utilities.

Future minimum lease payments under non-cancelable operating leases at December 31, 2013 were as follows:

Year Ending December 31,	Amount
2014	779
2015	707
2016	610
2017	116
Thereafter	9
Total	$2,221

Banc Leasing Inc.

During August 2007, the Company entered into a contract with Banc Leasing Inc. to fund the Company’s US-Banknet System. Each funding is collateralize by the equipment and normally is repaid over a seven year period with interest established at the date of the inception of the lease. Each lease has a $1 buyout provision. The details of the capital lease are included in Note 11.

NOTE 13 – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts for the years ended December 31, 2013 and 2012 are summarized as follows (in thousands):

	December 31,	December 31,
	2013	2012
Costs incurred on uncompleted contracts	$51	$21
Estimated profit	57	14
Gross revenue	108	35
Less: billings to date	108	–
Costs and profit in excess of billings	$–	$35

Such amounts are included in the accompanying balance sheets at December 31, 2013 and 2012, are summarized as follows (in thousands):

	December 31,	December 31,
	2013	2012
Cost and estimated earnings in excess of billings on uncompleted contracts	$–	$35

Billings in excess of costs and estimated earnings on uncompleted contracts	–	–

	$–	$35

ERF WIRELESS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 14 - RELATED PARTY TRANSACTIONS

In January 2011, the Company entered into an agreement for annual professional services with Synchton Incorporated (“Synchton”), an affiliate of Scott Cubley, the adult son of Dr. Cubley, for consulting services. The agreement requires Synchton to provide a minimum commitment of 50 hours per month and we are obligated to pay Synchton $3,000 per month plus an additional $120 per hour for excess hours greater than the required 50 hours per month in cash or shares of common stock. This agreement is automatically renewable on each anniversary date and can be terminated by us by providing a notice of termination at least ninety days prior to the anniversary date. For the years ended December 31, 2013 and 2012, total fees incurred by the Company under the agreement were $66,000 and $36,000, respectively.

In January 2012, the Company and Brian Cubley, the adult son of Dr. Cubley, entered into an employment agreement pursuant to which he would serve as the director of administration through December 31, 2015, during which time he will be paid an annual salary of $150,000, $24,000 of which will be paid through the issuance of Company common stock. During the year ended December 31, 2013, Mr. Cubley was paid $131,000 cash, $19,000 of which was paid through the issuance of 67 post-split shares of Company common stock. During the year ended December 31, 2012, Mr. Cubley was paid $150,000 cash and $24,000 of equity through issuance of 28 post-split shares of common stock. Mr. Cubley will also be eligible to earn up to 525 shares of common stock and a warrant to purchase up to 938 shares of common stock upon us achieving certain financial milestones. If Mr. Cubley’ agreement is terminated by us without cause, Mr. Cubley will be entitled to receive the remainder of the salary due under the agreement for the remainder of the term, automatic vesting of all equity awards, and three-year options to purchase up to 150,000 shares of our common stock. At December 31, 2013, Mr. Cubley was paid a $7,000 bonus for achieving certain financial milestones.

In May 2013, the Company entered into a capital lease agreement with Legacy Laser Services Dallas, LLC and (Affiliate). Manny M. Carter is a Managing Member of Legacy Laser Services and a current Board Member of ERF Wireless Inc. At December 31, 2013, the outstanding balance on the capital leases totaled $181,000. The payment terms are $9,947 per month including interest, at a rate of 42% per annum. The capital leased equipment is to be utilized in our networks in oil and gas exploration regions. The equipment is the primary collateral securing the financing.

For the year ended December 31, 2013, the Company issued 36,784 post-split shares of its common stock for the settlement of $1,808,739 of principal and $349,261 of accrued interest for a total principal and interest amount of $2,158,000 owed to Angus Capital Partners. The Company issued common stock at an average price of $58.67 per share calculated based on the closing price the day the debt was settled. At December 31, 2013, Angus Capital Partners and ERF Wireless, Inc. both agreed to reduce the interest rate from the current 12% per annum to 3% per annum retroactive to January 1, 2013 and extend the maturity date of the revolving note to December 31, 2017, while maintaining the maximum Line of Credit of $12 million. The Company in consideration has accepted the return and cancellation of 36,784 common shares (post-split) of Company common stock issued for the Line of Credit conversions during 2013. The Company has accordingly reversed the payment of principal and interest of $2,158,000 in December 2013 and subsequently received the canceled shares in February 2014. See Note 11 for additional information on this facility.

Additionally for the year ended December 31, 2013, the Company issued 1,763,000 shares of its Series A Preferred Stock to Angus Capital for the settlement of principal amount of $35,260 of debt. The Company issued Series Preferred A Stock at an average price of $.02 per share or $8.00 (post-split) per share calculated based on the closing price of the common stock the day the debt was settled.

Under current accounting standards ASC 470-50-40-2, the extinguishment of related party debt for equity securities is considered a capital transaction and, accordingly, no gain or loss on the extinguishment is recognized in the statement of operations. If this was not a related party transaction, a loss of $299,710 would have been recognized for the year ended December 31, 2013.

For the year ended December 31, 2012, the Company issued 5,556 post-split shares of its common stock for the settlement of $2,122,385 of principal amount of $2,589,000 owed to Angus Capital Partners. The Company issued common stock at an average price of $465.98 per share calculated based on the closing price the day the debt was settled.

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

ERF WIRELESS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

Certain family related trusts are participants in the Angus Capital revolving credit facility. H. Dean Cubley holds the investment and voting power over certain of these family related trusts while Scott Cubley and Brian Cubley, the sons of H. Dean Cubley, have the investment and voting power over the remaining other family trusts.

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

For the year ended December 31, 2013 (in thousands)

Year Ended December 31, 2013	EBI	WBS	ENS	Total Segment	ERF Corporate	Total Consolidated
Revenue	$4,311	$2,441	$404	$7,156	$–	$7,156
Segment income (loss) from operations	124	(1,316)	(42)	(1,234)	(3,284)	(4,518)
Total assets	3,002	1,352	385	4,739	333	5,072
Capital expenditures	361	211	–	572	12	584
Depreciation	855	814	234	1,903	32	1,935

For the year ended December 31, 2012 (in thousands)

Year Ended December 31, 2012	EBI	WBS	ENS	Total Segment	ERF Corporate	Total Consolidated
Revenue	$4,642	$2,306	$380	$7,328	$–	$7,328
Segment income (loss) from operations	609	(534)	(238)	(163)	(3,441)	(3,604)
Total assets	3,284	2,030	675	5,989	282	6,271
Capital expenditures	789	905	5	1,699	13	1,712
Depreciation	707	654	234	1,595	48	1,643

Reconciliation of Segment Assets to Total Assets	December 31, 2013	December 31, 2012
Total segment assets	$4,739	$5,989
Total corporate assets	333	282
Total assets	$5,072	$6,271

ERF WIRELESS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

The accounting policies of the reportable segments are the same as those described in Footnote 1. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation and amortization expense, accounting changes and non-recurring items.

For the year ended December 31, 2013 one customer accounted for $165,000 of ENS revenues and two customers accounted for $3,084,000 of EBI Division revenues. One customer accounted for $104,000 of ENS revenues and two customers accounted for $4,086,000 of EBI revenues for the year ended December 31, 2012.

NOTE 16 - SUBSEQUENT EVENTS

During the first fiscal quarter of 2014, the Company issued 698,788 shares of common stock valued at approximately $40,500 for services rendered, debt, and conversion of preferred stock.

Subsequent to December 31, 2013, the investor financing agreement was modified January 2014, extending the maturity date to April 15, 2014. Both parties have renegotiated the subset interest rate from .5% interest per day on a 360 day calendar year to 12% rate per annum retroactive to March 23, 2013. The Company also agreed to additional consideration of 5,000 of Preferred A shares to be issued as long as the note remains unpaid and a $50,000 penalty to be added to principal in January 2014.

Subsequent to December 31, 2013, TCA Global Credit Master Fund, effective March 25, 2014, has agreed to restructure the loan agreement and extend the maturity date to November 15th, 2014. The Company in consideration has agreed to a $75,000 restructuring fee to be added to the sum of the principal balance including a $40,791 interest charge to be paid in March and nominal legal fees.

Subsequent to December 31, 2013, the Company, received conversion notices from the various debt holders and made conversions toward the Tonaquint, JMJ, and Willow Creek convertible promissory notes of $49,000, $51,000, and $31,000, respectively and issued stock of 45,674, 108,500 and 37,148, respectively.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

The members of our Board of Directors (“Board”) and executive officers and their ages as of April 15, 2014, are shown below.

Name	Age	Position
H. Dean Cubley	72	Chairman of the Board of Directors and Chief Executive Officer
R. Greg Smith	55	Director and Chief Financial Officer
Timothy A. Maxson	47	Chief Operations Officer
Richard R. Royall	67	Director
Bartus H. Batson	70	Director
Manny M. Carter	73	Director
Rick Zachardy	46	Director and Chairman of the Audit Committee

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

R. Greg Smith has served as a member of our Board since August 2004 and as of March 2014 accepted the position as Chief Financial Officer. Mr. Smith also served as our Executive Vice President of ENS from March 2008 to September 2010, as Chief Financial Officer from August 2004 to March 2008, as the Chief Executive Officer from August 2004 to October 2006 and as a consultant from September 2010 to March 2014. Mr. Smith holds a bachelor of business administration in finance from Sam Houston State University. Mr. Smith's professional background also includes over 33 years of executive management and corporate finance experience, which the Board believes qualifies him to serve as a member of our Board.

Timothy A. Maxson has served as our Chief Operating Officer since January 2013. Prior to joining ERF Wireless, Mr. Maxson served as President and General Manager of Manitex Load King, Inc. from March of 2008 through 2011. Mr. Maxson is a decorated Gulf war veteran and served in the United States Air Force from December 1985 to December 1995. Mr. Maxson holds a bachelor’s degree from The Ohio State University. Mr. Maxson serves on several boards and committees all of which are privately held corporations or organizations. Mr. Maxson has also held several senior leadership roles in various manufacturing and technology based businesses.

Richard R. Royall served as our Chief Financial Officer from March 2008 to March 2014 and has served as a member of the Board since March 2008. Since March 2013, Mr. Royall has served as the Chief Financial Officer of Coil Tubing Technology, Inc. Mr. Royall is a certified public accountant and since 1972, has been engaged in the private practice of accounting concentration of expertise in accounting, mergers, acquisitions and SEC registrations and filings including implementation of SOX 404 compliance. Mr. Royall has been a partner in Royall & Fleschler since 1987, a private accounting firm focused on taxation and professional services to emerging companies. Mr. Royall holds a bachelor of business administration with a concentration on accounting from the University of Texas at Austin. Mr. Royall’s Chief Financial Officer experience and expertise in public company accounting provides him with valuable financial and accounting expertise which the Board believes qualifies him to serve as a member of our Board.

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

Manny M. Carter joined as an independent member of our Board in October 2012 and Chairman of the Compensation Committee January 2014. Mr. Carter has been retired since November 2004. Between November 2001 and November 2004, Mr. Carter served as the President and Chief Operating Officer of Eagle Broadband. Prior to 2001, Mr. Carter served in a number of executive level positions, including Executive Vice President International of Pennzoil Products division and executive vice president of MPSI, Inc. Mr. Carter also spent nearly 30 years with Mobil Oil Corporation, where he held positions of increasing responsibility, the most recent of which was general manager of international marketing from 1986 to 1990. Mr. Carter holds a bachelor of business administration from the University of Texas at Austin. The Board believes that Mr. Carter’s executive leadership experience and background in financial reporting qualifies him to serve as a member of our Board.

Rick Zachardy joined as an independent member of our Board and Chairman of the Audit Committee in March 2014. Since 2012, Mr. Zachardy has served as an Independent Consultant providing CFO, Controller and Tax services to clients in various industries. Mr. Zachardy served as a Senior Tax Manager of Deloitte Tax, LLP National Partnership Solutions between 2010 and 2011. Prior to 2010, Mr. Zachardy served in several executive positions, including Chief Financial Officer of Tabani Group, Inc and Chief Financial Officer of RM Crowe. Mr. Zachardy over the last 15 years has held positions of increasing responsibilities of Controller and Director of accounting including Real Estate Senior Tax Manager with KPMG, LLP/ Arthur Anderson, LLP. Mr. Zachardy holds a bachelor’s of science administration from Regis University and a master’s of taxation from the University of Denver and is a Certified Public Accountant. The Board believes that Mr. Zachardy’s executive leadership, accounting experience and consulting background provides our Board of Directors with valuable financial reporting, compliance, accounting and controls experience.

Family Relationships

None.

Board Leadership Structure

Our Board of Directors has the responsibility for selecting the appropriate leadership structure for the Company. In making leadership structure determinations, the Board of Directors considers many factors, including the specific needs of the business and what is in the best interests of the Company’s stockholders. Our current leadership structure is comprised of a combined Chairman of the Board and Chief Executive Officer (“CEO”), Dr. Cubley. The Board of Directors believes that this leadership structure is the most effective and efficient for the Company at this time. Dr. Cubley possesses detailed and in-depth knowledge of the issues, opportunities, and challenges facing the Company, and is thus best positioned to develop agendas that ensure that the Board of Directors’ time and attention are focused on the most critical matters. Combining the Chairman of the Board and CEO roles promotes decisive leadership, fosters clear accountability and enhances the Company’s ability to communicate its message and strategy clearly and consistently to our stockholders, particularly during periods of turbulent economic and industry conditions.

Risk Oversight

Effective risk oversight is an important priority of the Board of Directors. Because risks are considered in virtually every business decision, the Board of Directors discusses risk throughout the year generally or in connection with specific proposed actions. The Board of Directors’ approach to risk oversight includes understanding the critical risks in the Company’s business and strategy, evaluating the Company’s risk management processes, allocating responsibilities for risk oversight among the full Board of Directors, and fostering an appropriate culture of integrity and compliance with legal responsibilities.

The Board exercises direct oversight of strategic risks to the Company. The Audit Committee reviews and assesses the Company’s processes to manage business and financial risk and financial reporting risk. It also reviews the Company’s policies for risk assessment and assesses steps management has taken to control significant risks. The Compensation Committee oversees risks relating to compensation programs and policies. In each case management periodically reports to our Board or relevant committee, which provides the relevant oversight on risk assessment and mitigation.

Arrangements between Officers and Directors

To our knowledge, there is no arrangement or understanding between any of our officers and any other person, including directors, pursuant to which the officer was selected to serve as an officer.

Committees of the Board & Director Independence

Our board of directors is currently composed of six directors, with Messrs. Batson, Carter and Zachardy qualifying as independent directors based on the definition of an independent director set forth in Rule 10A-3 of the Exchange Act and the NASDAQ listing standards, even though the NASDAQ listing standards are not currently applicable to the Company, because the Company’s common stock is listed on the OTCBB, not NASDAQ. We are not currently subject to corporate governance rules that require that a board of directors be composed of a majority of independent directors. The Board has established an audit and compensation committee. We believe that Mr. Carter and Mr. Zachardy qualify as “Audit Committee Financial Experts” (as defined in the SEC rules) because they have the following attributes: (i) an understanding of generally accepted accounting principles in the United States of America (“GAAP”) and financial statements; (ii) the ability to assess the general application of such principles in connection with accounting for estimates, accruals and reserves; (iii) experience analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements; (iv) an understanding of internal control over financial reporting; and (v) an understanding of audit committee functions.

Audit Committee

The board has established an audit committee, which is comprised of Rick Zachardy, Manny M. Carter and Dr. Batson. The audit committee considers and has approval authority over all engagements of the independent auditors. All of the engagements resulting in the fees disclosed above for fiscal 2013-2012 were approved by the audit committee prior to the engagement.

Compensation Committee

The compensation committee has the primary authority to determine the Company’s compensation philosophy and to establish compensation for the Company’s senior executive officers. Manny Carter, Dr. Batson, and Rick Zachardy compose the compensation committee with Manny Carter being its chairman. The compensation committee oversees the Company’s compensation and benefit plans and policies; administers the Company’s stock option plans; reviews the compensation components provided to officers, employees, and consultants; grants equity compensation to our officers, employees, and consultants; and reviews and makes recommendations to the Board regarding all forms of compensation to be provided to the members of the Board.

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

Board of Directors Meetings

During the fiscal year that ended on December 31, 2013, the Board held six meetings and took various other actions via the unanimous written consent of the Board of Directors. All directors attended at least 75% of the Board of Directors meetings and committee meetings relating to the committees on which each director served during fiscal year 2013. The Company did not hold an annual stockholders meeting in 2012 or 2013. Each director of the Company is expected to be present at annual meetings of stockholders, absent exigent circumstances that prevent their attendance. Where a director is unable to attend an annual meeting in person but is able to do so by electronic conferencing, the Company will arrange for the director’s participation by means where the director can hear, and be heard, by those present at the meeting.

Stockholder Communications with the Board

Our stockholders and other interested parties may communicate with members of the Board by submitting such communications in writing to our CEO, 2911 South Shore Boulevard, Suite 100, League City, Texas 77573, who, upon receipt of any communication other than one that is clearly marked “Confidential,” will note the date the communication was received, open the communication, make a copy of it for our files and promptly forward the communication to the director(s) to whom it is addressed. Upon receipt of any communication that is clearly marked “Confidential,” our CEO will not open the communication, but will note the date the communication was received and promptly forward the communication to the director(s) to whom it is addressed. If the correspondence is not addressed to any particular Board member or members, the communication will be brought to the attention of the entire Board.

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

Summary Compensation Table

The following table sets forth certain information regarding our Chief Executive Officer and two of our most highly-compensated executive officers whose total annual salary and bonus for the fiscal year ended December 31, 2013 exceeded $100,000.

Name and Principal Position		Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)		Stock Option Awards ($)	All Other Compensation ($)	Total ($)
H. Dean Cubley		2013	135,000	–	24,000	(1)	–	–	159,000
Chairman of the Board and CEO		2012	135,000	–	21,270	(1)	–	–	156,270

Richard R Royall	(5)	2013	160,933	–	19,150	(2)	–	–	180,083
Director and CFO		2012	197,300	–	13,150	(3)	–	–	210,450

Timothy A. Maxson		2013	165,000	–	20,000	(4)			185,000
Chief Operations Officer

* Does not include perquisites and other personal benefits or property, unless the aggregate amount of such compensation is more than $10,000. No executive officer earned any non-equity incentive plan compensation or nonqualified deferred compensation during the periods reported above. The Stock Award column in the table above represents the fair value of certain shares of common stock (as described in the footnotes below) issued to the executives as calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

(1)	Amount represents shares of our common stock received by Dr. Cubley for compensation for serving as a director and as a member of the Compensation Committee. The amount reflects the value of the number of shares issued using the closing market price on the date of issuance.
(2)	Amount represents shares of our common stock received by Mr. Royall for compensation in the amount of $160,933 for serving as our Chief Financial Officer and in the amount of $19,150 for serving as a director. This amount reflects the value of the number of shares issued using the closing market price on the applicable date of issuance.
(3)	Amount represents shares of our common stock received by Mr. Royall for compensation in the amount of $197,300 for serving as our Chief Financial Officer and in the amount of $13,150 for serving as a director. This amount reflects the value of the number of shares issued using the closing market price on the applicable date of issuance.
(4)	Amount represents shares of our common stock received by Mr. Maxson for compensation for serving as our Chief Operating Officer. This amount reflects the value of the number of shares issued using the closing market price on the applicable date of issuance.
(5)	Richard Royall effective on March 14, 2014, tendered his resignation as CFO of ERF Wireless, Inc. in order to devote more time to his accounting practice in Houston on a full time basis.
68

Outstanding Equity Awards at December 31, 2013

None of our named executive officers held outstanding stock options to purchase shares of our common stock or unvested shares of our common stock at December 31, 2013. None of our named executive officers held stock awards or shares issued by us with vesting restrictions in 2013. During 2013, no named executive officer exercised any stock options issued by us.

Employment and Consulting Agreements

We have previously entered into employment agreements with the following named executive officers:

Timothy Maxson. Mr. Maxson’s employment is a two year agreement beginning January 2013 and expiring December 31, 2014, pursuant to which Mr. Maxson serves as Chief Operations Officer. During the term of his employment, Mr. Maxson is entitled to (i) base salary of $175,000 per year, (ii) standard benefits that are available to other Company executive officers, (iii) stock grants of up to 150 shares meeting certain vesting requirements within first year and (iiii) receives cash performance based bonuses up to 65% of annual cash salary over the next two years when meeting certain specific financial profitability goals as reported in the Company’s Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K..

Brian Cubley Mr. Cubley’s, employment is a four year agreement beginning January 2012 expiring December 31, 2015, serving as Director of Administration. During the term of his employment, Mr. Cubley is entitled to (i) a base salary of $150,000 per year, (ii) standard benefits that are available to other Company executive officers, and (iii) stock grants of up to 525 shares common stock and a warrant to purchase up to 938 shares of common stock upon us achieving certain financial milestones.

We have not entered into employment agreements with Dr. Cubley or Mr. Smith. During 2013 we entered into a verbal consulting arrangement with Greg Smith, a member of our Board, pursuant to which Mr. Smith is paid $150,000 annually. During the year ended December 31, 2013, Mr. Smith was paid $150,000 pursuant to this consulting arrangement.

Director Compensation

Set forth below is information regarding compensation paid to each director during 2013. Additionally, we reimburse our directors for travel and lodging expenses in connection with their attendance at board meetings.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
H. Dean Cubley		24,130		-	-	-	-		24,130
Richard R. Royall	-	19,150		-	-	-	-		19,150
R. Greg Smith	-	19,150		-	-	-	150,000	(2)	169,150
Bartus H. Batson	-	27,640		-	-	-	-		27,640
Manny M. Carter	8,250	-		-	-	-	-		8,250
J. Bruce Lancaster	6,750		(4)	-	-	-	-		6,750
N. Thomas Wiedebush	-	23,715	(5)	-	-	-	18,000	(3)	41,715

(1)	Amounts in this column represent the fair value of certain shares of common stock issued to the directors as calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.
(2)	Represents consulting fees paid to Mr. Smith during 2013.
(3)	Represents consulting fees paid to Mr. Wiedebush during 2013.
(4)	N. Thomas Wiedebush effective on November 25, 2013, resigned from his position as a Director for personal reasons.
(5)	J. Bruce Lancaster effective on August 6, 2013, resigned from his position as a Director for personal reasons.

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

•	had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses;

•	was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (i) any Federal or State securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity;

•	been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated; and

•	been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 31, 2014, 1,001,743 shares of common stock were outstanding and 9,380,129 shares of Series A Preferred Stock were outstanding. The following table sets forth, as of such date, information with respect to shares beneficially owned by:

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

	SHARES OF COMMON STOCK BENEFICIALLY OWNED (1)			SHARES OF SERIES A PREFERRED STOCK BENEFICIALLY OWNED			TOTAL PERCENTAGE OF VOTING POWER (2)

NAME AND ADDRESS OF BENEFICIAL OWNER	NUMBER		%	NUMBER		%	NUMBER		%

Officers and Directors
Dr. H. Dean Cubley	1,802	(3)	*	9,112,692	(4)	97.15%	911,271,041	(5)	97.0%
Richard R. Royall	100		*	-		-	100		*
R. Greg Smith	206	(6)	*	-		-	206		*
Dr Bartus H. Batson	120		*	-		-	120		*
Manny M. Carter	100		*	-		-	100		*
Tim Maxson	100		*	-		-	100		*
All Executives Officers and Directors as a group	2,428		0.24%	9,112,692		97.1%	911,271,667		97.0%
(6 persons)
5% or more shareholders
STJV Trust	18		*	7,391,852		78.80%	739,185,226	(7)	78.7%
Carson Family Trust	2		*	458,068		4.88%	45,806,802	(8)	4.9%
Systom Trust	2		*	458,006		4.88%	45,800,579	(9)	4.9%
Pauline Trust	3		*	429,331		4.58%	42,933,103	(10)	4.6%

* Less than 1%

(1)	This column does not include the shares of common stock issuable upon conversion of the Series A Preferred Stock. Each share of Series A Preferred Stock converts into one share of common stock.

(2)	This column includes the Series A Preferred Stock shares, which are provided the right to 100 votes on all matters in which the common stockholders and preferred stockholders vote together. For purposes of calculating the percentage of total voting power, we assumed voting of 9,380,129 shares of Series A Preferred Stock (938,012,924 votes) plus 1,001,743 shares of common stock outstanding as of March 31, 2014.

(3)	Consists of (i) 1,773 shares of common stock held by Dr. Cubley individually, (ii) 18 shares of common stock held by the STJV Trust, (iii) 3 shares of common stock held by the Pauline Trust, (iv) 2 shares of common stock held by the Carson Family Trust, (v) 2 shares of common stock held by the Leopard Family Trust, (vi) 2 shares of common stock held by the Jauquine Trust, and (vii) 2 shares held by the Systom Trust. Dr. Cubley serves as trustee of the STJV Trust, Pauline Trust, Carson Trust, Leopard Family Trust, Jauquine Trust, and Systom Trust (collectively the “Family Trusts”), and has voting and investment control over the shares of common stock held by the Family Trusts. As a result may be deemed to have beneficial ownership over the shares of common stock held by the Family Trusts. Dr. Cubley disclaims beneficial ownership over the shares of common stock held by the Family Trusts, except to the extent of his pecuniary interest therein.

(4)	Consists of (i) 7,391,852 shares of Series A Preferred Stock held by the STJV Trust, (ii) 429,331 shares of Series A Preferred Stock held by the Pauline Trust, (iii) 458,068 shares of Series A Preferred Stock held by the Carson Trust, (iv) 266,304 shares of Series A Preferred Stock held by the Leopard Family Trust, (v) 109,131 shares of Series A Preferred Stock held by the Jauquine Trust, and (vi) 458,006 shares of Series A Preferred Stock held by the Systom Trust. Dr. Cubley serves as trustee of the Family Trusts, and has voting and investment control over the shares of Series A Preferred Stock held by the Family Trusts. As a result, Dr. Cubley may be deemed to have beneficial ownership over the shares of Series A Preferred Stock held by the Family Trusts. Dr. Cubley disclaims beneficial ownership over the shares of Series A Preferred Stock held by the Family Trusts, except to the extent of his pecuniary interest therein.

(5)	Consists of (i) 1,773 shares of common stock held by Dr. Cubley individually, (ii) an aggregate of 29 shares of common stock held by the Family Trusts, and (iii) an aggregate of 9,112,692 shares of Series A Preferred Stock held by the Family Trusts (having an equivalent number of votes equal to 911,449,400 on all matters submitted to the shareholders of the Company).

(6)	Shares reported as beneficially owned by Mr. Smith are held by Lariat Financial, Inc. Mr. Smith has sole voting and investment power of the shares held by Lariat Financial, Inc.

(7)	Consists of (i) 18 shares of common stock and (ii) an aggregate of 7,391,852 shares of Series A Preferred Stock (having an equivalent number of votes equal to 739,185,226 on all matters submitted to the shareholders of the Company).

(8)	Consists of (i) 2 shares of common stock and (ii) an aggregate of 458,068 shares of Series A Preferred Stock (having an equivalent number of votes equal to 45,806,802 on all matters submitted to the shareholders of the Company).

(9)	Consists of (i) 2 shares of common stock and (ii) an aggregate of 458,006 shares of Series A Preferred Stock (having an equivalent number of votes equal to 45,800,579 on all matters submitted to the shareholders of the Company).

(10)	Consists of (i) 3 shares of common stock and (ii) an aggregate of 429,331 shares of Series A Preferred Stock (having an equivalent number of votes equal to 42,933,103 on all matters submitted to the shareholders of the Company).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Angus Credit Facility

In 2006, we entered into an unsecured revolving credit facility with Angus Capital Partners (“Angus”) maturing on December 31, 2015. Angus serves as the investment manager for the HC-1 Trust and the Sealink Trust, the funding entities of the Angus credit facility (“Funding Trusts”). Since 2010, amounts owed under the facility were repaid directly to the Funding Trusts and the STJV Trust, entities that have funded the revolving credit facility (“Receiving Trusts”), at the direction of Angus. Brian Cubley, the adult son of Dr. Cubley, is the trustee of the HC-1 Trust and the Sealink Trust. Dr. Cubley is the trustee of the STJV Trust. Dr. Cubley and his adult sons Brian Cubley and Scott Cubley are sole beneficiaries under the Receiving Trusts. The terms of the unsecured revolving credit facility allow us to draw up to $12 million as financing as requirements dictate. All borrowing under the credit facility accrues interest at an annual 12% rate and is unsecured. The outstanding principal and any accrued interest under the facility may be paid in cash, common stock, or shares of Series A Preferred Stock, at Angus’ election.

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

During 2011, an aggregate of $1,553,557 was advanced by the Funding Trusts under the Angus credit facility, and we repaid the Receiving Trusts an aggregate of (i) $397,017 ($47,017 of which was accrued interest) through the issuance of 5,370,304 shares of its Series A Preferred Stock and (ii) $2,378,474 ($541,468 of which was accrued interest) through the issuance of 1,609 post-split shares of its common stock. In connection with these payments, we agreed to amend the Series A Preferred Stock designation to increase the voting rights of each preferred share from 50 votes to 100 votes on all matters in which the common stock holders and preferred stock holders vote together. The Series A Preferred Stock was valued at an average price of $0.0739 per share determined upon the settlement date and based upon the market price of our common stock) and the common stock was valued at an average price of $3.69 per share; each such valuation determined upon the settlement date and based upon the market price of our common stock.

During the year ended December 31, 2012, an aggregate of $822,852 was advanced by the Funding Trusts under the Angus credit facility, and we repaid the Receiving Trusts an aggregate of (i) $124,000 through the issuance of 118,095 shares of its Series A Preferred Stock and (ii) $2,589,000 ($466,615 of which was accrued interest) through the issuance 5,556 post-split shares of its common stock. The Series A Preferred Stock was valued at an average price of $1.05 per share and the common stock was valued at an average price of $465.98 per share; each such valuation determined upon the settlement date. At December 31, 2012, we had an outstanding principal balance of $3,168,000, and accrued interest of $4,226 under the Angus credit facility.

During the year ended December 31, 2013, an aggregate of $1,164,969 was advanced by the Funding Trusts under the Angus credit facility, and we repaid the Receiving Trusts an aggregate of $35,260 through the issuance of 1,763,000 shares of our Series A Preferred Stock. The Series A Preferred Stock was valued at an average price of $.02 per share or $8.00 (post-split) per share with each such valuation determined upon the settlement date. At December 31, 2013, we had an outstanding principal balance of $4,281,000, and accrued interest of $123,809 under the Angus credit facility.

Dakota Credit Facility

In November 2011, we borrowed $2,000,000, and had the option of additional funding at $1,000,000 for equipment financing, pursuant to a debt financing agreement with Dakota. This debt facility is secured by certain of our assets. Dennis Batteen, an executive officer of Dakota, is the brother-in-law of N. Thomas Wiedebush, who served as a member of our board in 2013 and as Chief Operating Officer in 2012. At December 31, 2013, the outstanding balance on the facility totaled $1,494,000, bearing interest at an annual rate of 18%, and we have elected not to request any additional funds under this credit facility. The payment terms are $178,031 per quarter including interest, plus 10% of positive operational cash flow as determined on a quarterly basis for repayment of additional principal beginning July 1, 2012, with all outstanding amounts due and payable on September 30, 2014. The funding was utilized to purchase equipment to build out networks in major oil and gas exploration regions of North America.

Synchton Incorporated

In January 2011, the Company entered into an agreement for annual professional services with Synchton Incorporated (“Synchton”), an affiliate of Scott Cubley, the adult son of Dr. Cubley, for consulting services. The agreement requires Synchton to provide a minimum commitment of 50 hours per month and we are obligated to pay Synchton $3,000 per month plus an additional $120 per hour for excess hours greater than the required 50 hours per month in cash or shares of common stock. This agreement is automatically renewable on each anniversary date and can be terminated by us by providing a notice of termination at least ninety days prior to the anniversary date. For the years ended December 31, 2013, 2012, 2011 and 2010, total fees incurred by the Company under the agreement were $66,000,$36,000, $36,000 and $55,722, respectively.

Energy Broadband

In September 2011, we declared a stock dividend to our shareholders consisting of 5% of the existing common stock in Energy Broadband, our wholly owned subsidiary. The EBI Dividend resulted in the issuance to each shareholder of record as of September 30, 2011, for each 200 shares of our common stock, including Series A Preferred Stock convertible into 200 common shares, (i) 100 shares of Energy Broadband common stock, (ii) one three-year warrant to purchase 100 shares of Energy Broadband common stock at a price of $4.00 per share, and (iii) a second three-year warrant to purchase 100 shares of Energy Broadband at a price of $6.00 per share. Each of our officers, directors, and 5% or more shareholders who held shares of our common stock or preferred stock received their pro-rata portion of the dividend.

Payment of Consulting Fees

During 2010, we paid Greg Smith, a director of the Company, an aggregate of $130,039 for services rendered, of which $50,000 was for services rendered as a consultant subsequent to his resignation as an executive officer of the Company in August 2010. During 2011, we paid Mr. Smith $150,000 for consulting services rendered to the Company, consisting of $147,300 cash and 300,000 shares of our common stock valued at $0.009 per share (as of the grant date). During the year ended December 31, 2012, Mr. Smith was paid $146,000 pursuant to this consulting arrangement, and received $20,000 for services previously rendered. During the year ended December 31, 2013, Mr. Smith was paid $150,000 pursuant to this consulting arrangement.

Other Agreements

Brian Cubley, the adult son of Dr. Cubley, was compensated in cash and shares of common stock for services rendered for fiscal 2011 and 2010 in the amount of $150,000 and $135,000, respectively. In January 2012, the Company and Brian Cubley entered into an employment agreement pursuant to which he would serve as the director of administration through December 31, 2015, during which he will be paid an annual salary of $150,000, $24,000 of which will be paid through the issuance of Company common stock. During the year ended December 31, 2013, Mr. Cubley was paid $131,000 cash, $19,000 of which was paid through the issuance of 67 post-split shares of Company common stock. During the year ended December 31, 2012, Mr. Cubley was paid $130,000 cash and $20,000 equity through issuance of 28 post-split shares of common stock. Mr. Cubley will also be eligible to earn up to 525 shares of common stock and a warrant to purchase up to 938 shares of common stock upon us achieving certain financial milestones. If Mr. Cubley’ agreement is terminated by us without cause, Mr. Cubley will be entitled to receive the remainder of the salary due under the agreement for the remainder of the term, automatic vesting of all equity awards, and three-year options to purchase up to 375 shares of our common stock.

In May 2013, the Company entered into a capital lease agreement with Legacy Laser Services Dallas, LLC and (Affiliate). Manny M. Carter is a Managing Member of Legacy Laser Services and a current Board Member of ERF Wireless Inc. At December 31, 2013, the outstanding balance on the capital leases totaled $181,000. The payment terms are $9,947 per month including interest, at an annual rate of 42% per annum. The capital leased equipment is to be utilized in our networks in oil and gas exploration regions. The equipment is the primary collateral securing the financing.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

General

During the fiscal years ended December 31, 2013, and December 31, 2012, the aggregate fees billed by LBB & Associates Ltd., LLP, were as follows:

	December 31,	December 31,
	2013	2012
Audit fees	$128,637	$126,647
Audit related fees	$–	$–
Tax fees	$–	$–
All other fees	$–	$–

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

Audit Committee Pre-approval Policies and Procedures

Other than Dr. Batson, Mr. Carter and Mr. Zachardy, none of the directors are independent as defined by Rule 10A-3 of the Exchange Act. The board has established an audit committee, which is comprised of Rick Zachardy, Manny M. Carter and Dr. Batson. The audit committee considers and has approval authority over all engagements of the independent auditors. All of the engagements resulting in the fees disclosed above for fiscal 2013-2012 were approved by the audit committee prior to the engagement.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

1. Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2013 and 2012
•	Consolidated Statements of Operations for the Years Ended December 31, 2013 and 2012
•	Consolidated Statements of Shareholders’ Deficit for the Years Ended December 31, 2013 and 2012
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012
•	Notes to the Consolidated Financial Statements

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

ERF WIRELESS, INC.

By: /s/Dr. H. Dean Cubley
Name: Dr. H. Dean Cubley Title: Chief Executive Officer (Principal Executive Officer) Date: April 15, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Dr. H. Dean Cubley	Chairman of the Board of Directors Principal Executive Officer, and Director	April 15, 2014
Dr. H. Dean Cubley

/S/ R. Greg Smith	Director, Chief Financial Officer,	April 15, 2014
R. Greg Smith	Principal Financial Officer and Principal Accounting Officer

/S/ Richard R. Royall	Director	April 15, 2014
Richard R. Royall

/S/ Dr. Bartus H. Batson	Director	April 15, 2014
Dr. Bartus H. Batson

/S/ Manny M. Carter	Director	April 15, 2014
Manny M. Carter

/S/ Rick Zachardy	Director	April 15, 2014
Rick Zachardy

Exhibit Index

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger between Fleetclean Systems, Inc. and ERF Wireless, Inc. (incorporated by reference to Exhibit 2.l of the Company’s Form 10-QSB for the period ended September 30, 2004)
2.2	Articles of Merger (incorporated by reference to Exhibit 2.2 of the Company’s Form 10-QSB for the period ended September 30, 2004)
3.1	Articles of Incorporation of ERF Wireless, Inc. (incorporated by reference to Exhibit 3.1(i) of the Company’s Form 10-QSB for the period ended September 30, 2004)
3.2	Certificate of Amendment to Articles of Incorporation of ERF Wireless, Inc. (incorporated by reference to Exhibit 3.1.1(i) of the Company’s Form 10-QSB for the period ended September 30, 2004)
3.3	Certificate of Amendment to Articles of Incorporation of ERF Wireless, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed December 14, 2012.
3.4	Certificate of Amendment to Articles of Incorporation of ERF Wireless, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed December 14, 2012.
3.5	Amended and Restated Certificate of Designation of ERF Wireless, Inc. (incorporated by reference to Exhibit 4.4 of the Company’s Form 8-K filed December 10, 2010).
3.6	Bylaws of ERF Wireless, Inc. (incorporated by reference to Exhibit 3.2(i) of the Company’s Form 10-QSB for the period ended September 30, 2004)
3.7	Designation of Preferences (incorporated by reference to Exhibit 4.1 of the Company’s Form 10-QSB for the period ended September 30, 2004)
3.8	Amendment to Designation of Preferences (incorporated by reference to Exhibit 4.1 of the Company’s Form 10-QSB for the period ended March 31, 2005)
3.9	Amended and Restated Designation of Series A Preferred Stock (incorporated by reference to Exhibit 4.3 of the Company’s Form SB-2 filed on December 12, 2005)
3.10	Certificate of Amendment To Articles of Incorporation (December 2013) (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on December 18, 2013)
10.1	Description of consulting arrangement by and between the Company and R. Greg Smith (incorporated by reference to Exhibit 10.1 of the Company’s Form S-1 filed on December 24, 2012)
10.2	Independent Contractor Agreement by and between the Company and N. Thomas Wiedebush dated July 13, 2012 (incorporated by reference to Exhibit 10.2 of the Company’s Form S-1 filed on December 24, 2012)
10.3	Asset and Liability Contribution Agreement dated March 31, 2004 between Fleetclean Systems, Inc. and Fleetclean Chemicals, Inc. (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-QSB for March 31, 2004)
10.4	Stock Purchase Agreement dated May 15, 2004 between Systom Trust Joint Venture and Kenneth A. Phillips et. al. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 28, 2004)
10.5	Acquisition Agreement dated May 15, 2004 between Kenneth A. Phillips and Fleetclean Systems, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed May 28, 2004)
10.6	Second Addendum to Debt Conversion and Funding Agreement effective July 1, 2005 between ERF Wireless, Inc., Eagle R.F. International and Investors. (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-QSB/A for the period ended June 30, 2005)
10.7	2010 Stock Option Plan (incorporated by reference from the Form S-8 filed on June 24, 2010)
10.8	2012 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement of Form S-8 filed on March 30, 2012).
10.9	2013 Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Company’s Form S-8 filed December 17, 2012)
10.10	2013-A Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Company’s Form S-8 Registration Statement filed on May 13, 2014)
10.11	Series A Preferred Conversion Restriction Agreement (incorporated by reference to Exhibit 10.15 of the Company’s Form SB-2 filed on December 12, 2005)
77

10.12		Loan Agreement by and between the Company and Dakota Capital Fund, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed November 15, 2011)
10.13		Amendment of Angus Capital (incorporated by reference to Exhibit 10.19 of the Company’s Form 10-KSB for the fiscal year ended December 31, 2006)
10.14		Amended and Restated Acquisition Purchase Agreement (incorporated by reference to Exhibit 10.19 of the Company’s Form 8-K filed on December 20, 2006)
10.15		Form of E-Bond Agreement (incorporated by reference to Exhibit 10.14 of the Company’s Form S-1 filed on December 24, 2012)
10.16		Employment agreement by and between the Company and Timothy A. Maxson dated December 12, 2012 (incorporated by reference to Exhibit 10.15 of the Company’s Form 10-k filed on March 21, 2013
14.1		Code of Business Conduct and Ethics (incorporated by reference to Exhibit 10.25 of the Company’s Form 8-K for the fiscal year ended December 31, 2011)
21.1		List of Subsidiaries*
23.1		Consent of Independent Registered Public Accounting Firm*
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101(1)		The following financial information in this Annual Report on Form 10-K for fiscal 2013 are formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at December 31, 2013, and December 31, 2012, (ii) Consolidated Statements of Income for the year ended December 31, 2013 and December 31, 2012, (iii) Consolidated Statements of Comprehensive Income for the year ended December 31, 2013 and December 31, 2012, (iv) Consolidated Statements of Changes in Stockholders’ Equity at December 31, 2013 and December 31, 2012, (v) Consolidated Statements of Cash Flows for the year ended December 31, 2013 and December 31, 2012, and (vi) Notes to Consolidated Financial Statements.

* Filed herewith ** Furnished herewith.
	(1)	The XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

