Form 10-Q
period 2014-03-31
ERF Wireless, Inc.
filed 2014-05-20
CIK 1020646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 2,478,115 common shares issued and outstanding as of May 20, 2014

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ERF WIRELESS, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2014, AND DECEMBER 31, 2013
($ in thousands except share data)

Unaudited

	March 31,	December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$216	$42
Accounts receivable, net	551	1,001
Accounts receivable, other	332	489
Inventories	252	264
Prepaid expenses and other current assets	230	286
Total current assets	1,581	2,082

Property and equipment
Property and equipment	12,172	12,142
Less: accumulated depreciation	(9,799)	(9,365)
Net property and equipment	2,373	2,777

Goodwill	176	176
Other assets	37	37

Total assets	$4,167	$5,072

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Notes payable and current portion of long-term debt	$3,622	$3,183
Current portion of long-term capital leases	231	252
Accounts payable	964	1,299
Accrued expenses	1,321	1,158
Derivative liabilities	398	677
Deferred revenue	7	13
Total current liabilities	6,543	6,582

Line of credit (LOC)	4,514	4,281
Long-term debt, net of current portion	781	1,024
Long-term capital leases, net of current portion	134	174
Total liabilities	11,972	12,061

Commitments

Shareholders’ deficit:
Preferred stock - $0.001 par value, 25,000,000 authorized Series A designated 10,000,000 shares Issued and outstanding at March 31, 2014 and December 31, 2013, 9,380,129 and 9,930,982 shares, respectively	9	10
Common stock - $0.001 par value Authorized 975,000,000 shares Issued and outstanding at March 31, 2014 and December 31, 2013, 1,001,743 and 111,633 shares, respectively	1	–
Additional paid in capital	56,412	56,177
Accumulated deficit	(64,326)	(63,276)
Accumulated other comprehensive loss	(32)	(32)
Total ERF Wireless, Inc. shareholders’ deficit	(7,936)	(7,121)
Non-controlling interest	131	132
Total shareholders’ deficit	(7,805)	(6,989)

Total liabilities and shareholders' deficit	$4,167	$5,072

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited)
($ in thousands except loss per share)

	2014	2013

Sales:
Products	$17	$11
Services	1,575	1,902
Total sales	1,592	1,913

Cost of goods sold:
Products and integration services	312	394
Rent, repairs and maintenance	210	194
Depreciation	410	436
Total cost of goods sold	932	1,024
Gross profit	660	889
Operating expenses:
Selling, general and administrative	1,341	1,966
Depreciation	23	52
Total operating expenses	1,364	2,018
Loss from operations	(704)	(1,129)
Other income (expenses):
Interest expense, net	(446)	(758)
Derivative income	207	234
Loss on extinguishment of debt	(108)	–
Total other expense	(347)	(524)
Consolidated net loss	(1,051)	(1,653)

Net income (loss) attributable to non-controlling interest	1	(3)
Net loss attributable to ERF Wireless, Inc.	$(1,050)	$(1,656)
Basic and diluted loss per common share:
Net loss	$(2.65)	$(97.24)
Net loss attributable to ERF Wireless, Inc.	$(2.64)	$(97.41)

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited)
($ in thousands)

	2014	2013

Cash flows from operating activities
Net loss	$(1,051)	$(1,653)

Adjustments to reconcile net loss to net cash used by operating activities:
Gain on sale of assets	–	(11)
Loss on extinguishment of debt	108	–
Amortization of debt discount	127	350
Depreciation	433	488
Stock issued for services rendered, interest and compensation	42	496
Derivative income	(207)	(234)
Bad debt expense	9	1
Changes in:
Accounts receivable, net	441	(18)
Accounts receivable, other	157	(18)
Inventories	12	(14)
Prepaid expenses and other current assets	56	9
Costs and profits in excess of billings	–	(4)
Accounts payable	(334)	(201)
Accrued expenses	212	(294)
Deferred revenue	(6)	(6)
Total adjustments	1,050	544
Net cash used by operating activities	(1)	(1,109)

Cash flows from investing activities
Purchase of property and equipment	(30)	(85)
Proceeds from sale of assets	–	17
Change in other assets	–	1
Net cash used by investing activities	(30)	(67)

Cash flows from financing activities
Net proceeds from line of credit	292	566
Proceeds from long-term debt obligations	–	1,200
Payment of long-term debt obligations	(26)	(618)
Payment on capital lease obligations	(61)	(34)
Net cash provided by financing activities	205	1,114

Net change in cash and cash equivalents	174	(62)
Cash and cash equivalents at the beginning of the period	42	118
Cash and cash equivalents at the end of the period	$216	$56

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest	$70	$87
Income taxes	$–	$–

Supplemental non-cash investing and financing activities:
Conversion of notes payable and line of credit principal through issuance of common stock	$121	$1,408

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014
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

Basis of Accounting

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's annual report for the year ended December 31, 2013 filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year ended December 31, 2013 as reported in form 10-K have been omitted.

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

Reclassification

Certain amounts in the 2013 financial statements have been reclassified to conform to the 2014 financial presentation. These reclassifications have no impact on net loss.

Recent Accounting Pronouncements

Management does not anticipate that the recently issued but not yet effective accounting pronouncements will materially impact the Company’s financial condition.

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014
(Unaudited)

NOTE 2 - DEBT CONVERSION

(a) LINE OF CREDIT

During the three months ended March 31, 2014, the Company issued 105,000 shares of its common stock for the settlement of $52,482 of principal owed to Angus Capital Partners. The Company issued common stock at an average price of $.50 per share calculated based on the closing price the day the debt was settled.

(b) Other Debt

During the three months ended March 31, 2014, the Company issued 155,937 and 48,743 shares of its Common Stock for the settlement of principal amount of $68,667 and $39,315 of interest, respectively, for a total of $107,982. The Company issued Common Stock at an average price of $.53 per share calculated based on the closing price the day the debt was settled.

NOTE 3 - COMMON STOCK , PREFERRED STOCK AND WARRANTS

The total number of shares of stock of all classes which the Company shall have the authority to issue is 1,000,000,000, of which 25,000,000 shall be shares of preferred stock with a par value of $0.001 per share ("Preferred Stock"), and 975,000,000 shall be shares of common stock with a par value of $0.001 per share ("Common Stock").

Common Stock

As of March 31, 2014 and December 31, 2013, there were 1,001,743 and 111,633 shares of its Common Stock issued and outstanding, respectively.

During the three months ended March 31, 2014, the Company issued 376,042 shares of Common Stock which was valued at the closing market price on the date of issuance of such shares, which were issued in lieu of cash as payment for the following (in thousands):

March 31, 2014	Supplemental Non-Cash Disclosure
Professional fees	$23
Other services rendered	19
Total for services, compensation and interest	$42

Notes payable, principal	$69
Line of credit, principal	$52

Preferred Stock

The Company has 25,000,000 shares of Preferred Stock authorized of which 10,000,000 shares had been designated as Series A Preferred Stock (“Series A Preferred Stock”). There were 9,380,129 of Series A Preferred Shares issued and outstanding at March 31, 2014 and 9,930,982 at December 31, 2013. With respect to the Series A referred Stock outstanding at March 31, 2014, the Company would be required to issue 9,380,129 shares of its Common Stock upon conversion. During the period ended March 31, 2014, 550,853 Series A Preferred Stock were converted into 514,068 shares of common stock.

ERF Wireless, Inc. Distribution of EBI Equities to Non-controlling Interest

As of March 31, 2014, the Company had issued 725,611 shares of EBI as a stock dividend and three year warrant expiring December 31, 2014, to purchase 725,611 shares of EBI Common Stock at an exercise price of $4.00 per share and three year warrant expiring December 31, 2014, to purchase 725,611 shares of EBI Common Stock at an exercise price of $6.00; such issuances are valued at $107,000. The Company expects to issue the remaining stock dividends during calendar year 2014. No stock dividends were issued during the three months ended March 31, 2014.

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014
(Unaudited)

NOTE 4 - EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share of Common Stock (in thousands, except per share amount):

	For the three months ended March 31, 2014
	Net loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic and diluted EPS:
Net loss	$(1,051)	397	$(2.65)
Net loss attributable to ERF Wireless, Inc.	$(1,050)	397	$(2.64)

	For the three months ended March 31, 2013
	Net loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic and diluted EPS:
Net loss	$(1,653)	17	$(97.24)
Net loss attributable to ERF Wireless, Inc.	$(1,656)	17	$(97.41)

For the three months ended March 31, 2014, dilutive securities existed, but due to the Company’s net loss there is an anti-dilutive effect. Diluted earnings per share reflect the potential dilution of security that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities.

The calculation of diluted earnings per share for the three months ended March 31, 2014 does not include 598,077 shares of Common Stock underlying the Bonds (as define below); 529 of warrants underlying promissory convertible debt, 2,677,382 shares of Common stock underlying promissory convertible debt and 9,380,129 shares of Common Stock underlying the Series A Preferred Stock, due to their anti-dilutive effect.

NOTE 5 - MAJOR CUSTOMERS

The Company had gross sales of $1,592,000 and $1,913,000 for the three months ended March 31, 2014 and 2013, respectively. The Company had two customers that met the required disclosure of 10% that represented 38% and 11% of the gross sales during the three months ended March 31, 2014. Additionally, the Company had two customers that met the required disclosure of 10% that represented 36% and 13% of the gross sales during the three months ended March 31, 2013.

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014
(Unaudited)

NOTE 6 – NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASES

Notes payable, long-term debts and capital leases consist of the following as of March 31, 2014 (in thousands):

	Terms	Maturity Date	Interest Rate	Gross Balance	Debt Discount	Balance
Banc leasing, Inc.	$10,660 / Month including interest	January-15	11.62%	$101	$–	$101
Advantage leasing associates	$8,269 / Month including interest	Various	Various	93	–	93
Legacy laser services Dallas, LLC	$9,947 / Month including interest	May-16	42.00%	170	–	170
MP Nexlevel LLC	$7,043 / Month including interest	May-14	10.00%	14	–	14
Tonaquint	$950,400 / Lump sum payment including interest	Immediately due and payable	12.00%	764	–	764
JMJ Financial	$330,000 / Lump sum payment including interest	March-14	12.00%	204	92	112
Vista capital	$72,600 / Lump sum payment including interest	Immediately due and payable	12.00%	64	–	64
Willow creek capital	$293,040 / Lump sum payment including interest	Immediately due and payable	12.00%	202	–	202
TCA global line of credit	$139,523 / Month including interest	July-14	12.00%	1,136	102	1,034
Group 10	$157,500 / Month including interest	July-14	12.00%	157	128	29
Investor financing	$495,000 / Lump sum payment including interest	April-14	12.00%	523	–	523
Premium assignment	$2,063 / Month including interest	September-14	5.68%	12	–	12
Dakota capital equipment financing	$178,031 / Quarterly including interest	March-16	12.00%	1,519	16	1,503
E-bond investor notes	3 years/ Semiannual interest (See below)	Various	7.50%	311	164	147
Line of credit	2 years/ Quarterly interest (See below)	December-16	3.00%	4,514	–	4,514
Total debt				$9,784	$502	9,282
Less current maturities						(3,853)
Long-term debt						$5,429

Notes payable, long-term debts and capital leases consist of the following as of December 31, 2013 (in thousands):

	Terms	Maturity Date	Interest Rate	Gross Balance	Debt Discount	Balance
Banc leasing, Inc.	$10,660 / Month including interest	January-15	11.62%	$130	$–	$130
Advantage leasing associates	$8,269 / Month including interest	Various	Various	115	–	115
Legacy laser services Dallas, LLC	$9,947 / Month including interest	May-16	42.00%	181	–	181
MP Nexlevel LLC	$7,043 / Month including interest	May-14	10.00%	34	–	34
Tonaquint	$950,400 / Lump sum payment including interest	Immediately due and payable	12.00%	793	–	793
JMJ Financial	$330,000 / Lump sum payment including interest	March-14	12.00%	232	174	58
Vista capital	$72,600 / Lump sum payment including interest	Immediately due and payable	12.00%	51	–	51
Willow creek capital	$293,040 / Lump sum payment including interest	Immediately due and payable	12.00%	228	–	228
TCA global line of credit	$139,523 / Month including interest	July-14	12.00%	1,019	104	915
Group 10	$157,500 / Month including interest	July-14	12.00%	157	143	14
Investor financing	$495,000 / Lump sum payment including interest	April-14	12.00%	473	–	473
Premium assignment	$2,063 / Month including interest	September-14	5.68%	18	–	18
Dakota capital equipment financing	$178,031 / Quarterly including interest	March-16	12.00%	1,519	25	1,494
E-bond investor notes	3 years/ Semiannual interest (See below)	Various	7.50%	311	182	129
Line of credit	2 years/ Quarterly interest (See below)	December-16	3.00%	4,281	–	4,281
Total debt				$9,542	$628	8,914
Less current maturities						(3,435)
Long-term debt						$5,479

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014
(Unaudited)

Line of Credit

In December 2013, the maturity date of the $12.0 million unsecured revolving credit facility with Angus Capital Partners, a related party, was extended from December 31, 2015 to December 31, 2017. The Company also renegotiated the interest rate from 12% per annum to 3% per annum retroactive to January 1, 2013. The Company in consideration has accepted the return and cancellation of 36,784 common shares (post-split) of Company common stock issued for the Line of Credit conversions during 2013. The Company has accordingly reversed the payment of principal and interest of $2,158,000 in December 2013 and subsequently received the canceled shares in February 2014. The terms of the unsecured revolving credit facility allow the Company to draw upon the facility as financing requirements dictate and provide for quarterly interest payments at a 3% rate per annum. The payment of principal may be paid in cash, common shares or preferred shares at the Lender’s election. The payment of interest may only be paid in cash. At March 31, 2014, the outstanding balance on the line of credit totaled $4,514,000 leaving a remaining line of credit available of $7,486,000.

During the three months ended March 31, 2014, the Company issued 105,000 shares of its common stock for the settlement of $52,482 of principal owed to Angus Capital Partners. The Company issued common stock at an average price of $.50 per share calculated based on the closing price the day the debt was settled.

E-Series Bond Investor Note

During the three months ended March 31, 2014, the outstanding principal balance of the Bonds totaled $311,000. The Bonds are due and payable upon maturity, a three-year period from the issuance date. Interest on the Bonds is payable at the rate of 7.5% per annum, and is payable semiannually. The Bondholder may require the Company to convert the Bond (including any unpaid interest) into shares of Common Stock at any time only during the first year. If the Bonds are converted under this option, the Company will issue shares representing 100% of the Bond principal and unpaid interest calculated through maturity. The Common Stock issued under this option will be valued at the average closing price of the common shares for the five days prior to the notification. If the Bond is converted within the first year the Company will issue a three-year warrant to purchase one share of EBI Common Stock at a price of $4.00 for every $2.00 of Bond principal.

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

The Bonds were determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature and the redemption option (compound embedded derivative liability). At the date of issuance of the Bond, compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the statement of operations. The Company uses the effective interest method to record interest expense from the accretion of the debt discount and from the accretion of unamortized discount upon conversion which totaled $18,000 for the three months ended March 31, 2014. The estimated debt accretion for subsequent years is $75,000 and $89,000 for years ending December 31, 2014, and 2015, respectively.

The following table summarizes the convertible debt activity for the period from January 1, 2014 through March 31, 2014:

Description	Bonds	Compound Derivative Liability	Total
Fair value at December 31, 2013	$128,762	$39,730	$168,492
Change in fair value	17,995	(6,339)	11,656
Fair value at March 31, 2014	$146,757	$33,391	$180,148

The Company recorded derivative income of $6,339 for the three months ended March 31, 2014.

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014
(Unaudited)

Dakota Capital Fund LLC Equipment Financing

In November 2011, the Company entered into debt financing agreement with Dakota Capital Fund LLC, for financing of up to $3,000,000. During the fourth quarter of 2011, the Company received proceeds of $2,000,000 and had the option of additional funding of $1,000,000 for equipment purchases. This debt facility is secured by certain ERF Wireless assets and there is no prepayment penalty. At March 31, 2014, the outstanding balance on the debt financing agreement totaled $1,519,000 and the Company has elected not to request any additional funds under this credit facility. The payment terms are $178,031 per quarter including interest, at an annual rate of 18% per annum plus 10% of positive operational cash flow as determined on a quarterly basis for repayment of additional principal beginning July 1, 2012. The funding was utilized to purchase equipment to build out networks in oil and gas exploration regions of North America.

The Company issued 30,000 shares of Common Stock for the consummation of the initial $2,000,000 debt financing agreement from Dakota Capital Fund LLC resulting in a debt discount of $93,600. The Company uses the effective interest method to record interest expense from the accretion of the debt discount and accretes the unamortized discount upon conversion which totaled $9,000 for the three months ended March 31, 2014. The estimated debt accretion for subsequent years is $8,653 and $16,000 for years ending December 31, 2014.

Investor Financing Loan

On July 13, 2012, the Company entered into a three-month secured debt financing agreement with certain individuals for $1,000,000 with an interest rate of 12% per annum. Under a subsequent modified agreement dated April 2014, as amended, the maturity date has been extended from April 15, 2014 to October 15, 2014. Both parties under the amendment agreed to apply the Dakota Capital Fund payment of $181,235 including interest as a subset to the bridge note. The Company has also renegotiated the subset interest rate from .5% interest per day on a 360 day calendar year to 12% rate per annum retroactive to March 23, 2013. The Company in consideration has accepted the return and cancellation of 796 common shares (post-split) of Company common stock issued during the third quarter of 2013 for interest. The Company also agreed to additional consideration of 5,000 of preferred A shares to be issued as long as the note remains unpaid and to be remitted once the note is paid in full. The Company has agreed to add a $50,000 penalty to principal in January 2014 for the consideration of the extension of the note. The Company has accordingly reversed the payment of interest of $159,259 in December 2013. The Company has agreed to add an additional $25,000 penalty to principal in April 2014 for the extension of the note to October 2014. In addition the Company will pay $1,500 toward the bridge loan interest on the 1st and 15th of each month beginning May 15, 2014 until loan is fully paid. At March 31, 2014, the outstanding principal balance totaled $523,000.

Tonaquint Convertible Promissory Note

On March 5, 2013, the Company entered into a six-month secured convertible promissory note secured debt financing agreement with Tonaquint, Inc. (“holder”), for $791,500, bearing interest at a rate of 12% per annum and maturing September 5, 2013. At March 31, 2014, the outstanding principal balance of the Tonaquint convertible promissory note totaled $764,000. The note includes an original issue discount (“OID”) of $65,000 based on the consideration funded, prepaid interest of $71,500 and $5,000 in legal and other expense. The Company also paid holder an origination fee in the amount of $227,500 in 144 Stock (711 post-split shares) at the closing bid price on March 5, 2013, plus 125 post-split shares (valued at $40,000) of the Company’s common stock. The holder may require the Company to convert the outstanding principal balance (including any unpaid interest) into shares of restricted common stock at any time after the six-month term of the note. The common stock issued will be valued using a conversion factor of 80% of the average of the lowest two (2) trading prices for common shares during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. If the average two (2) lowest trading prices is less than $0.33, then the conversion factor will be reduced to 70%. The holder received the option to purchase five-year warrants expiring March 5, 2018 to purchase 371 shares of ERF common stock at an exercise price of $320.00 or the per-share price at which the common stock is sold in an underwritten public offering that closes on or before the date that is six (6) months from the issue date, as may be adjusted from time to time pursuant to the terms and conditions of this warrant. The Company is not in compliance with all the provisions of the note causing an automatic acceleration of the outstanding balance of $791,500 to $949,800. The note will accrue interest at a rate of 12% from September 5, 2013 until the March 4, 2014 and thereafter at a rate of 18% per annum. The note is recorded as a current liability.

The Tonaquint promissory note was determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature, conversion price reset feature and the redemption option (compound embedded derivative liability). At the date of issuance of the Tonaquint note, compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the statement of operations. The Company used the effective interest method to record interest expense from the accretion of the debt discount.

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014
(Unaudited)

The following table summarizes the convertible debt activity for the period from January 1, 2014 through March 31, 2014:

Description	Tonaquint	Warrant Compound Derivative Liability	Compound Derivative Liability	Total
Fair value at December 31, 2013	$793,368	$96	$80,569	$874,033
Change in fair value	–	(84)	(80,569)	(80,653)
Conversions	(28,841)	–	–	(28,841)
Fair value at March 31, 2014	$764,527	$12	$–	$764,539

The Company recorded derivative income of $54,635 for the three months ended March 31, 2014.

JMJ Financial Convertible Promissory Note

On March 20, 2013, the Company entered into a one year unsecured promissory note debt financing agreement with JMJ Financial for (“JMJ”) up to $500,000 at the sole discretion of additional consideration with the Lender. The note includes a 10% original issue discount that is prorated based on the consideration funded. The Company also paid holder an origination fee in the amount of $40,500 in 144 Stock (125 post-split shares) at the closing bid price of the Company’s common stock. As of March 31, 2014 the Company has received funding of $300,000, bearing interest at a rate of 12% per annum and maturing in one year from the effective date of each payment. At March 31, 2014, the outstanding principal balance of the JMJ Financial convertible promissory note totaled $204,000 including OID. The conversion price is the lesser of $0.59 or 60% of the lowest trade price in the 25 trading days previous to the conversion. The note is recorded as a current liability.

The JMJ promissory note was determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature, conversion price reset feature and the redemption option (compound embedded derivative liability). At the date of issuance of the JMJ note, compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the statement of operations. The Company uses the effective interest method to record interest expense from the accretion of the debt discount and from the accretion of unamortized discount upon conversion which totaled $81,248 for the three months ended March 31, 2014. The estimated debt accretion for the remainder of 2014 is $92,069.

The following table summarizes the convertible debt activity for the period from January 1, 2014 through March 31, 2014:

Description	JMJ	Compound Derivative Liability	Total
Fair value at December 31, 2013	$58,363	$134,113	$192,476
Change in fair value	81,248	(115,607)	(34,359)
Conversions	(27,530)	–	(27,530)
Fair value at March 31, 2014	$112,081	$18,506	$130,587

The Company recorded derivative income of $100,716 for the three months ended March 31, 2014.

Willow Creek Capital Convertible Promissory Note

On April 2, 2013, the Company entered into a nine-month secured convertible promissory note debt financing agreement with Willow Creek Capital, LLC, for $244,200, bearing interest at a rate of 12% per annum and maturing October 1, 2013. At March 31, 2014, the outstanding principal balance of the Willow Creek convertible promissory note totaled $228,000. The note also includes a 10% OID of $20,000 based on the consideration funded, prepaid interest of $22,200 and $2,000 in legal and other expense. The Company also paid holder an origination fee in the amount of $109,890 in 144 Stock (366 post-split shares) at the closing bid price of the Company’s common stock. The holder may require the Company to convert the outstanding principal balance (including any unpaid interest) into shares of restricted common stock at any time after the six months term of the note. The common stock issued will be valued using a conversion factor of 80% the average of the lowest two (2) trading prices common shares during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. If the average two (2) lowest trading prices is less than $0.33, then the conversion factor will be reduced to 70%. The holder will be entitled to purchase from the Company five year warrants expiring April 2, 2018 to purchase 122 post-split shares of ERF common stock at an exercise price of $300.00 or the per-share price at which the common stock is sold in an underwritten public offering that closes on or before the date that is six (6) months from the issue date, as may be adjusted from time to time pursuant to the terms and conditions of this Warrant.

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014
(Unaudited)

The Willow Creek promissory note was determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature; conversion price full ratchet reset feature and the redemption option (compound embedded derivative liability). At the date of issuance of the Willow Creek note, compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the statement of operations. The Company used the effective interest method to record interest expense from the accretion of the debt discount and from the accretion of unamortized discount upon conversion. The Company is not in compliance with all the provisions of the note causing an automatic acceleration of the outstanding balance of $244,200 to $293,040. The note will accrue interest at a rate of 12% from October 1, 2013 until the April 1, 2014 and thereafter at a rate of 18% per annum. The note is recorded as a current liability.

The following table summarizes the convertible debt activity for the period from January 1, 2014 through March 31, 2014:

Description	Willowcreek	Compound Derivative Liability	Total
Fair value at December 31, 2013	$227,800	$51,276	$279,076
Change in fair value	–	(50,204)	(50,204)
Conversions	(26,183)	–	(26,183)
Fair value at March 31, 2014	$201,617	$1,072	$202,689

The Company recorded derivative income of $20,422 for the three months ended March 31, 2014.

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

The Vista promissory note was determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature; conversion price full ratchet reset feature and the redemption option (compound embedded derivative liability). At the date of issuance of the Vista note, compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the statement of operations. The Company used the effective interest method to record interest expense from the accretion of the debt discount and from the accretion of unamortized discount upon conversion. The Company is not in compliance with all the provisions of the note causing an automatic acceleration of the outstanding balance of $60,500 to $72,600. The note will accrue interest at a rate of 12% from October 4, 2013 until the April 3, 2014 and thereafter at a rate of 18% per annum. At March 31, 2014, the outstanding principal balance of the Vista Capital convertible promissory note totaled $64,000.

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014
(Unaudited)

The following table summarizes the convertible debt activity for the period from January 1, 2014 through March 31, 2014:

Description	Vista	Compound Derivative Liability	Total
Fair value at December 31, 2013	$50,558	$37,516	$88,074
Change in fair value	–	(35,496)	(35,496)
Conversions	13,887	–	13,887
Fair value at March 31, 2014	$64,445	$2,020	$66,465

The Company recorded derivative income of $35,496 for the three months ended March 31, 2014.

TCA Global Convertible Promissory Note

On June 28, 2013, the Company entered into a twelve-month secured convertible promissory note debt financing agreement with TCA Global Credit Master Fund for $1,500,000, bearing interest at a rate of 12% per annum and maturing July 28, 2014. Under a subsequent modified agreement dated March 25, 2014, TCA has agreed to restructure the agreement and extend the maturity date to November 15, 2014. The Company in consideration has agreed to a $75,000 restructuring fee to be added to the sum of the principal balance including a $40,791 interest charge to be paid and nominal legal fees. The monthly principal and interest payments will be $149,609 per month. At March 31, 2014, the outstanding principal balance of the TCA Global convertible promissory note totaled $1,136,000. The note also includes $153,300 in commitment fees; due diligence fees; document review fees; service fees; legal; and other expense. The holder may require the Company to convert the outstanding principal balance (including any unpaid interest) into shares of restricted common stock at any time during the twelve months term of the note or thereafter. The common stock issued will be valued using a conversion factor of 85% the average VWAP trading price during the five (5) trading day period ending on the latest complete trading day prior to the conversion date. Due to the restructuring of the note the Company realized a $108,000 loss on extinguishment of debt.

The TCA Global promissory note was determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature and the redemption option (compound embedded derivative liability). At the date of issuance of the TCA Global note, compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the statement of operations. The Company uses the effective interest method to record interest expense from the accretion of the debt discount and from the accretion of unamortized discount upon conversion which totaled $2,506 for the three months ended March 31, 2014. The estimated debt accretion for the remainder of the 2014 will be $101,837.

The following table summarizes the convertible debt activity for the period from January 1, 2014 through March 31, 2014:

Description	TCA Global	Compound Derivative Liability	Total
Fair value at December 31, 2013	$915,440	$28,716	$944,156
Fair value issuances at inception	115,791	65,818	181,609
Change in fair value	2,506	–	2,506
Fair value at March 31, 2014	$1,033,737	$94,534	$1,128,271

The Company recorded derivative expense of $65,818 for the three months ended March 31, 2014.

Group 10 Holdings Convertible Promissory Note

On October 3, 2013, the Company entered into a twelve-month unsecured convertible promissory note debt financing agreement with Group 10 Holdings, LLC, for $157,500, bearing interest at a rate of 12% per annum and maturing October 2, 2014. The note also includes a 5% OID of $7,500 based on the consideration funded. The Company also paid holder a commitment fee in the amount of $45,000 in 144 Stock (1,125 post-split shares) at the closing bid price of the Company’s common stock. The holder may require the Company to convert the outstanding principal balance (including any unpaid interest) into shares of restricted common stock at any time after the twelve months term of the note. The common stock issued will be valued using a conversion factor of 55% multiplied by the lowest closing bid price of the (20) trading days prior to the conversions, which represents a discount rate of 45%. As of March 31, 2014, the balance outstanding on this note was $157,500.

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014
(Unaudited)

The Group 10 Holdings promissory note was determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature; conversion price full ratchet reset feature and the redemption option (compound embedded derivative liability). At the date of issuance of the Group 10 note, compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the statement of operations. The Company uses the effective interest method to record interest expense from the accretion of the debt discount and from the accretion of unamortized discount upon conversion which totaled $14,905 for the three months ended March 31, 2014. The note will accrue interest at a rate of 12% from October 3, 2013 until the October 2, 2014 and thereafter at a rate of 18% per annum.

The following table summarizes the convertible debt activity for the period from January 1, 2014 through March 31, 2014:

Description	Group 10	Compound Derivative Liability	Total
Fair value at December 31, 2013	$14,155	$304,519	$318,674
Change in fair value	14,905	(55,005)	(40,100)
Fair value at March 31, 2014	$29,060	$249,514	$278,574

The Company recorded derivative income of $55,005 for the three months ended March 31, 2014.

Capital Leases

Banc Leasing Inc. Included in property and equipment at March 31, 2014, the cost of the equipment was $610,900 and the accumulated amortization was $524,356. Amortization of assets under capital leases is included in depreciation expense. The equipment is the primary collateral securing the financing.

Advantage Leasing Inc. Included in vehicles at March 31, 2014, the cost of the vehicles was $273,443 and the accumulated amortization was $177,618. Amortization of assets under capital leases is included in depreciation expense. The vehicles are the primary collateral securing the financing.

Legacy Laser Services Dallas, LLC Included in property and equipment at March 31, 2014, the cost of the equipment was $155,349 and the accumulated amortization was $45,310. Amortization of assets under capital leases is included in depreciation expense. The equipment is the primary collateral securing the financing.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of March 31, 2014 (in thousands):

Year Ending December 31,
2014	$249
2015	159
2016	63
Thereafter	–
Total minimum lease payments	471
Less amount representing interest	(106)
Present value of net minimum lease payments	365
Current maturities of capital lease obligations	(231)
Long-term portion of capital lease obligations	$134

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014
(Unaudited)

NOTE 7 - COMMITMENTS

Leases and License Agreements

For the three months ended March 31, 2014 and 2013, rental expenses of approximately $302,000 and $299,000, respectively, were incurred. The Company accounts for rent expense under leases that provide for escalating rentals over the related lease term on a straight-line method. The Company occupies office and tower facilities under several non-cancelable operating lease agreements expiring at various dates through December 2018, and requiring payment of property taxes, insurance, maintenance and utilities.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2014 were as follows (in thousands):

Year Ending December 31,	Amount
2014	$565
2015	707
2016	610
2017	116
Thereafter	9
Total	$2,007

Banc Leasing Inc.

During August 2007, the Company entered into a contract with Banc Leasing Inc. to fund the Company’s US-Banknet System. Each funding is collateralize by the equipment and normally is repaid over a seven year period with interest established at the date of the inception of the lease. Each lease has a $1 buyout provision. The details of the capital lease are included in Note 6.

NOTE 8 - RELATED PARTY TRANSACTIONS

In May 2013, the Company entered into a capital lease agreement with Legacy Laser Services Dallas, LLC and (Affiliate). Manny M. Carter is a Managing Member of Legacy Laser Services and a current Board Member of ERF Wireless Inc. At March 31, 2014, the outstanding balance on the capital leases totaled $170,000. The payment terms are $9,947 per month including interest, at an annual rate of 42% per annum. The capital leased equipment is to be utilized in our networks in oil and gas exploration regions. The equipment is the primary collateral securing the financing.

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

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014
(Unaudited)

For the three months ended March 31, 2014 and 2013 (in thousands):

Three Months Ended March 31, 2014	EBI	WBS	ENS	Total Segment	ERF Corporate	Total Consolidated
Revenue	$889	$633	$70	$1,592	$–	$1,592
Segment income (loss) from operations	4	(144)	(24)	(164)	(540)	(704)
Total assets	2,485	1,191	285	3,961	206	4,167
Capital expenditures	2	28	–	30	–	30
Depreciation	195	173	58	426	7	433

Three Months Ended March 31, 2013	EBI	WBS	ENS	Total Segment	ERF Corporate	Total Consolidated
Revenue	$1,205	$610	$98	$1,913	$–	$1,913
Segment income (loss) from operations	109	(322)	(20)	(233)	(896)	(1,129)
Total assets	3,065	1,873	606	5,544	391	5,935
Capital expenditures	10	61	–	71	14	85
Depreciation	215	207	59	481	7	488

Reconciliation of Segment Assets to Total Assets	March 31, 2014	December 31, 2013
Total segment assets	$3,961	$5,989
Total corporate assets	206	(917)
Total assets	$4,167	$5,072

The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation expense, accounting changes and non-recurring items.

For the three months ended March 31, 2014, two customers accounted for $601,000 and $175,000 of EBI revenues each.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to March 31, 2014, the Company issued 1,476,372 shares of common stock valued at approximately $241,000 for preferred stock, services rendered, and conversion of debt.

Subsequent to March 31, 2014, the investor financing agreement dated May 2014, modified April 2014 as amended, allowing the maturity date to be extended from April 15, 2014 to October 15, 2014. The Company has agreed to add an additional $25,000 penalty to principal in April 2014 for the extension of the note to October 2015. In addition the Company will pay $1,500 toward the bridge loan interest on the 1st and 15th of each month beginning May 15, 2014 until loan is fully paid.

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

OUR MARKETS AND BUSINESS STRATEGY

Our Company provides critical infrastructure wireless broadband communication products and services to a broad spectrum of customers in primarily rural oil and gas exploration areas of North America. We plan to devote a majority of our financial and personnel resources to develop a long term, internet solution for the energy industry in North America and Canada. The Company’s recent financial results reflect our focus on providing turnkey communications services to the oil and gas industry. These results include but are not limited to the following attributes:

—	The Company reported revenues of $1,592,000 for the quarter ended March 31, 2014 as compared to $1,913,000 for the same prior year quarter ended March 31, 2013; a decrease of $321,000 or 17%.

—	The Company reported gross profit of $660,000 for the quarter ended March 31, 2014 as compared to $889,000 for the same prior year quarter ended March 31, 2013; a decrease of $229,000 or 26%. This decrease reflects lower rig count deployments for the Company’s communication solutions in our oil and gas internet service operations.

—	The Company reported a total comprehensive loss of $1,050,000 for the quarter ended March 31, 2014 as compared to a comprehensive loss of $1,656,000 for the same prior year quarter ended March 31, 2013; a decrease of $606,000 or 37%.

—	The Company’s Energy Broadband, Inc. subsidiary reported revenues of $889,000 for the quarter ended March 31, 2014 as compared to revenues of $1,205,000 for the same prior year quarter ended March 31, 2013; a decrease of $316,000 or 26%.

—	The Company reported a decrease of $654,000 or 32% in operating expenses for the three months ended March 31, 2014 as compared to the same prior year quarter ended March 31, 2013. The decrease is primarily related to lower employment expenses of $390,000 associated with a headcount decrease of 17 employees and approximately $235,000 in lower legal and professional fees associated with the concluded arbitration proceedings with Schlumberger pertaining to disputes to resolve certain financial issues contained in the 2009 exclusive reseller agreement.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2014, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2013

The following table sets forth summarized consolidated financial information for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
($ in thousands)	2014	2013	$ Change	% Change
Total sales	$1,592	$1,913	$(321)	-17%
Total Cost of goods sold	932	1,024	(92)	-9%
Gross profit	660	889	(229)	-26%
Percent of total sales	41%	46%
Total operating expenses	1,364	2,018	(654)	-32%
Loss from operations	(704)	(1,129)	425	-38%
Total other income/(expense)	(347)	(524)	177	-34%
Consolidated net loss	(1,051)	(1,653)	602	-36%
Net income (loss) attributable to non-controlling interest	1	(3)	4	-133%
Total comprehensive loss	$(1,050)	$(1,656)	$606	-37%

For the three months ended March 31, 2014, the Company's business operations reflected a decrease in sales for EBI and ENS, offset with increase sales in WBS subsidiary. For the three months ended March 31, 2014, the Company's consolidated operations generated net sales of $1,592,000 compared to prior-year period net sales of $1,913,000. The $321,000 decrease in total sales is primarily attributable to $316,000 decrease sales in EBI from declining deployment of our Mobile Broadband Trailers (MBT’s) in the oil and gas regions. Service sales decreased $327,000 and product sales increased $6,000. For the three months ended March 31, 2014, the Company had a gross profit margin of 41%, compared to a gross profit margin 46% for the prior year period. The $229,000 decrease in gross profit margin is primarily attributed to; (i) approximately $238,000 decrease in gross margin in EBI attributable to decreased sales associated with declining deployment of MBT’s in oil and gas regions and increased depreciation and (ii) offset with a $13,000 increase in gross margin in WBS primarily related to decreased depreciation.

SALES INFORMATION

Set forth below are tables presenting summarized sales information for our business segments for the three months ended March 31, 2014 and 2013:

($ in thousands)	Three Months Ended March 31,
Business Segment	2014	% of Total	2013	% of Total	$ Change	% Change
Energy Broadband, Inc.	$889	56%	$1,205	63%	$(316)	-26%
Wireless Bundled Services	633	40%	610	32%	23	4%
Enterprise Network Services	70	4%	98	5%	(28)	-29%
Total Sales	$1,592	100%	$1,913	100%	$(321)	-17%

For the three months ended March 31, 2014, net sales decreased to $1,592,000 from $1,913,000 for the three months ended March 31, 2013. The overall decrease of 17% was attributable to decreased sales of $316,000 in EBI and decreased sales of $28,000 in ENS offset with increased sales of $23,000 in WBS. The $321,000 decrease in net sales is primarily attributable to $316,000 decreased sales in EBI from declining deployment of our MBT’s in the oil and gas regions.

COST OF GOODS SOLD

The following tables set forth summarized cost of goods sold information for the three months ended March 31, 2014 and 2013:

($ in thousands)	Three Months Ended March 31,
Business Segment	2014	% of Total	2013	% of Total	$ Change	% Change
Energy Broadband, Inc.	$509	55%	$588	58%	$(79)	-13%
Wireless Bundled Services	329	35%	319	31%	10	3%
Enterprise Network Services	94	10%	117	11%	(23)	-20%
Total cost of sales	$932	100%	$1,024	100%	$(92)	-9%

	Three Months Ended March 31,
($ in thousands)	2014	2013	$ Change	% Change

Products and integration service	$312	$394	$(82)	-21%
Rent and maintenance	210	194	16	8%
Depreciation	410	436	(26)	-6%
Total cost of sales	$932	$1,024	$(92)	-9%

For the three months ended March 31, 2014, cost of goods sold decreased by $92,000, to $932,000 from $1,024,000 as compared to the three months ended March 31, 2013. The decrease of $92,000 in cost of goods sold is primarily attributable to a decreased cost of $79,000 in EBI due to decreased sales effecting a reduction in our third party services during the quarter in the oil and gas regions and decreased cost of $23,000 in ENS due to sales decrease in banking construction projects offset with increased cost in WBS of $10,000 associated with increased WBS sales.

OPERATING EXPENSES

The following table sets forth summarized operating expense information for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
($ in thousands)	2014	2013	$ Change	% Change

Employment expenses	$786	$1,176	$(390)	-33%
Professional services	223	458	(235)	-51%
Rent and maintenance	102	123	(21)	-17%
Depreciation	23	52	(29)	-56%
Other general and administrative	230	209	21	10%
Total operating expenses	$1,364	$2,018	$(654)	-32%

For the three months ended March 31, 2014, operating expenses decreased by 32% to $1,364,000, as compared to $2,018,000 for the three months ended March 31, 2013, resulting from:

•	A $390,000 decrease in employment expense ; primarily attributable to decreased in employee headcount to 47 at March 31, 2014 from 64 at March 31, 2013;

•	A $235,000 decrease in professional services - primarily attributable to a decrease in legal, accounting and consulting services compared to last year associated with our arbitration proceedings with Schlumberger pertaining to disputes to resolve certain financial issues contained in the 2009 exclusive reseller agreement;

•	A $21,000 decrease in rent and maintenance;

•	A $29,000 decrease in depreciation; and

•	A $21,000 increase in other general and administrative.

OTHER INCOME (EXPENSE), NET

For the three months ended March 31, 2014, other expense, net decreased to $347,000 from $524,000 as compared to the three months ended March 31, 2013. The decrease in other expense of $177,000 from the prior year period is primarily attributable to a decrease in our interest expense, net on debt obligations totaling $312,000, a decrease in our net derivative income of $27,000, offset with an increase of $108,000 from loss on extinguishment of debt as compared to interest expense, net of $758,000 and offset with a derivative income of $234,000 for the three months ended March 31, 2013. The derivative expense/income represents the net unrealized (non-cash) charge during the three months ended March 31, 2014 and 2013, in the fair value of our derivative instrument liabilities related to warrants and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately.

COMPREHENSIVE LOSS

For the three months ended March 31, 2014, our total comprehensive loss was $1,050,000 compared to comprehensive loss of $1,656,000 for the three months ended March 31, 2013. The decreased comprehensive loss for the three months ended March 31, 2014, as compared to the comprehensive loss for three months ended March 31, 2013 is primarily attributable to the factors described above.

CASH FLOWS

The Company's operating activities decreased net cash used by operating activities to $1,000 in the three months ended March 31, 2014, compared to net cash used of $1,109,000 in the three months ended March 31, 2013. The decrease in net cash used by operating activities was primarily attributable to accounts payable, accounts receivables and reduction of employee headcount and professional services as compared to March 31, 2013.

The Company's investing activities used net cash of $30,000 in the three months ended March 31, 2014, compared to net cash used of $67,000 in the three months ended March 31, 2013. The decrease in cash from investing activities is primarily attributable to a slower rollout of targeted oil and gas network upgrades.

The Company's financing activities provided net cash of $205,000 in the three months ended March 31, 2014, compared to $1,114,000 of cash provided in the three months ended March 31, 2013. The cash provided in the three months ended March 31, 2014, was primarily associated with proceeds from debt financings.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2014, the Company's current assets totaled $1,581,000 (including cash and cash equivalents of $216,000); and total current liabilities were $6,543,000, resulting in negative working capital of $4,962,000. The Company has funded operations during the last three months primarily through borrowings. These borrowings during the three months ended March 31, 2014 were incurred from the Company's line of credit, net totaling $292,000. The Company’s short-term liquidity will be financed with the remaining line of credit available of $7,486,000 as of March 31, 2014.

DEBT FACILITIES AND INSTRUMENTS

In December 2013, the maturity date of the $12.0 million unsecured revolving credit facility with Angus Capital Partners, a related party, was extended from December 31, 2015 to December 31, 2017. The Company also renegotiated the interest rate from 12% per annum to 3% per annum retroactive to January 1, 2013. The Company in consideration has accepted the return and cancellation of 36,784 common shares (post-split) of Company common stock issued for the Line of Credit conversions during 2013. The Company has accordingly reversed the payment of principal and interest of $2,158,000 in December 2013 and subsequently received the canceled shares in February 2014. The terms of the unsecured revolving credit facility allow the Company to draw upon the facility as financing requirements dictate and provide for quarterly interest payments at a 3% rate per annum. The payment of principal may be paid in cash, common shares or preferred shares at the Lender’s election. The payment of interest may only be paid in cash. At March 31, 2014, the outstanding balance on the line of credit totaled $4,514,000 leaving a remaining line of credit available of $7,486,000.

During the three months ended March 31, 2014, the outstanding principal balance of the Bonds totaled $311,000. The Bonds are due and payable upon maturity, a three-year period from the issuance date. Interest on the Bonds is payable at the rate of 7.5% per annum, and is payable semiannually. The Bondholder may require the Company to convert the Bond (including any unpaid interest) into shares of Common Stock at any time only during the first year. If the Bonds are converted under this option, the Company will issue shares representing 100% of the Bond principal and unpaid interest calculated through maturity. The Common Stock issued under this option will be valued at the average closing price of the common shares for the five days prior to the notification. If the Bond is converted within the first year the Company will issue a three-year warrant to purchase one share of EBI Common Stock at a price of $4.00 for every $2.00 of Bond principal.

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

In November 2011, the Company entered into debt financing agreement with Dakota Capital Fund LLC, for financing of up to $3,000,000. During the fourth quarter of 2011, the Company received proceeds of $2,000,000 and had the option of additional funding of $1,000,000 for equipment purchases. This debt facility is secured by certain ERF Wireless assets and there is no prepayment penalty. At March 31, 2014, the outstanding balance on the debt financing agreement totaled $1,519,000 and the Company has elected not to request any additional funds under this credit facility. The payment terms are $178,031 per quarter including interest, at an annual rate of 18% per annum plus 10% of positive operational cash flow as determined on a quarterly basis for repayment of additional principal beginning July 1, 2012. The funding was utilized to purchase equipment to build out networks in oil and gas exploration regions of North America.

On March 5, 2013, the Company entered into a six-month secured convertible promissory note secured debt financing agreement with Tonaquint, Inc. (“holder”), for $791,500, bearing interest at a rate of 12% per annum and maturing September 5, 2013. At March 31, 2014, the outstanding principal balance of the Tonaquint convertible promissory note totaled $764,000. The note includes an original issue discount (“OID”) of $65,000 based on the consideration funded, prepaid interest of $71,500 and $5,000 in legal and other expense. The Company also paid holder an origination fee in the amount of $227,500 in 144 Stock (711 post-split shares) at the closing bid price on March 5, 2013, plus 125 post-split shares (valued at $40,000) of the Company’s common stock. The holder may require the Company to convert the outstanding principal balance (including any unpaid interest) into shares of restricted common stock at any time after the six-month term of the note. The common stock issued will be valued using a conversion factor of 80% of the average of the lowest two (2) trading prices for common shares during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. If the average two (2) lowest trading prices is less than $0.33, then the conversion factor will be reduced to 70%. The holder received the option to purchase five-year warrants expiring March 5, 2018 to purchase 371 shares of ERF common stock at an exercise price of $320.00 or the per-share price at which the common stock is sold in an underwritten public offering that closes on or before the date that is six (6) months from the issue date, as may be adjusted from time to time pursuant to the terms and conditions of this warrant. The Company is not in compliance with all the provisions of the note causing an automatic acceleration of the outstanding balance of $791,500 to $949,800. The note will accrue interest at a rate of 12% from September 5, 2013 until the March 4, 2014 and thereafter at a rate of 18% per annum. The note is recorded as a current liability.

On March 20, 2013, the Company entered into a one year unsecured promissory note debt financing agreement with JMJ Financial for (“JMJ”) up to $500,000 at the sole discretion of additional consideration with the Lender. The note includes a 10% original issue discount that is prorated based on the consideration funded. The Company also paid holder an origination fee in the amount of $40,500 in 144 Stock (125 post-split shares) at the closing bid price of the Company’s common stock. As of March 31, 2014 the Company has received funding of $300,000, bearing interest at a rate of 12% per annum and maturing in one year from the effective date of each payment. At March 31, 2014, the outstanding principal balance of the JMJ Financial convertible promissory note totaled $204,000 including OID. The conversion price is the lesser of $0.59 or 60% of the lowest trade price in the 25 trading days previous to the conversion. The note is recorded as a current liability.

On April 2, 2013, the Company entered into a nine-month secured convertible promissory note debt financing agreement with Willow Creek Capital, LLC, for $244,200, bearing interest at a rate of 12% per annum and maturing October 1, 2013. At March 31, 2014, the outstanding principal balance of the Willow Creek convertible promissory note totaled $228,000. The note also includes a 10% OID of $20,000 based on the consideration funded, prepaid interest of $22,200 and $2,000 in legal and other expense. The Company also paid holder an origination fee in the amount of $109,890 in 144 Stock (366 post-split shares) at the closing bid price of the Company’s common stock. The holder may require the Company to convert the outstanding principal balance (including any unpaid interest) into shares of restricted common stock at any time after the six months term of the note. The common stock issued will be valued using a conversion factor of 80% the average of the lowest two (2) trading prices common shares during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. If the average two (2) lowest trading prices is less than $0.33, then the conversion factor will be reduced to 70%. The holder will be entitled to purchase from the Company five year warrants expiring April 2, 2018 to purchase 122 post-split shares of ERF common stock at an exercise price of $300.00 or the per-share price at which the common stock is sold in an underwritten public offering that closes on or before the date that is six (6) months from the issue date, as may be adjusted from time to time pursuant to the terms and conditions of this Warrant.

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

On June 28, 2013, the Company entered into a twelve-month secured convertible promissory note debt financing agreement with TCA Global Credit Master Fund for $1,500,000, bearing interest at a rate of 12% per annum and maturing July 28, 2014. Under a subsequent modified agreement dated March 25, 2014, TCA has agreed to restructure the agreement and extend the maturity date to November 15, 2014. The Company in consideration has agreed to a $75,000 restructuring fee to be added to the sum of the principal balance including a $40,791 interest charge to be paid and nominal legal fees. The monthly principal and interest payments will be $149,609 per month. At March 31, 2014, the outstanding principal balance of the TCA Global convertible promissory note totaled $1,136,000. The note also includes $153,300 in commitment fees; due diligence fees; document review fees; service fees; legal; and other expense. The holder may require the Company to convert the outstanding principal balance (including any unpaid interest) into shares of restricted common stock at any time during the twelve months term of the note or thereafter. The common stock issued will be valued using a conversion factor of 85% the average VWAP trading price during the five (5) trading day period ending on the latest complete trading day prior to the conversion date.

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

ISSUANCE OF COMMON STOCK

During the three months ended March 31, 2014, we issued to various accredited investors 349,680 shares for interest, services rendered and debt conversions. We relied on Section 4(2) of the Securities Act in effecting these transactions. During the three months ended March 31, 2014, we issued 26,362 shares of common stock for fractional share roundup due to 400 to 1 reverse affected in December 2013.

USE OF WORKING CAPITAL

We believe our cash and available credit facilities afford us adequate liquidity through March 31, 2015. We anticipate that we will need additional capital in the future to continue to expand our business operations. We have historically financed our operations through private equity and debt financings. We do not have any commitments for equity or debt funding at this time, and additional funding may not be available to us on favorable terms, if at all. As such there is no assurance that we can raise additional capital from external sources, the failure of which could cause us to curtail operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2014, the Company did not have any significant off-balance-sheet arrangements other than certain office and tower facility operating leases requiring minimal commitments under non-cancelable leases disclosed in the Form 10-K.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Item 1 of the Company’s Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on April 15, 2014.

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

Common Stock Issued for Interest, Services and Debt Conversions

In January 2014, 9,906 shares of Common Stock at average price of $0.77 were issued for interest and debt conversions.

In February 2014, 101,309 shares of Common Stock at average price of $0.63 were issued for interest debt conversions.

In March 2014, 238,465 shares of common stock at average price of $0.47 were issued for interest, services and debt conversions.

Common Stock Issued Upon Conversion of Series A Preferred Stock

On January, 2014, an accredited investor acquired 68,740 shares of common stock pursuant to Preferred A Conversions.

On February, 2014, an accredited investor acquired 89,828 shares of common stock pursuant to Preferred A Conversions.

On March, 2014, an accredited investor acquired 355,500 shares of common stock pursuant to Preferred A Conversions.

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

____________

* To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ERF Wireless, Inc.

By:	/s/ H. Dean Cubley
H. Dean Cubley
Chief Executive Officer
Date:	May 20, 2014

By:	/s/ R. Greg Smith
R. Greg Smith
Chief Financial Officer
Date:	May 20, 2014

