Form 10-Q/A
period 2014-03-31
ERF Wireless, Inc.
filed 2014-05-27
CIK 1020646

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
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 2,478,115 common shares issued and outstanding as of May 20, 2014.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q, as originally filed on May 20, 2014.

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

ERF Wireless, Inc.

	By:	/s/ H. Dean Cubley
H. Dean Cubley
Date: May 27, 2014		Chief Executive Officer

	By:	/s/ R. Greg Smith
R. Greg Smith
Date: May 27, 2014		Chief Financial Officer