Form 10-Q
period 2014-06-30
ERF Wireless, Inc.
filed 2014-08-19
CIK 1020646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 8,176,523 common shares issued and outstanding as of August 18, 2014.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ERF WIRELESS, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2014, AND DECEMBER 31, 2013
($ in thousands except share data)

Unaudited

	June 30,	December 31,
	2014	2013

ASSETS
Current assets
Cash and cash equivalents	$190	$42
Accounts receivable, net	361	1,001
Accounts receivable, other	409	489
Inventories	262	264
Prepaid expenses and other current assets	179	286
Total current assets	1,401	2,082

Property and equipment
Property and equipment	12,200	12,142
Less: accumulated depreciation	(10,225)	(9,365)
Net property and equipment	1,975	2,777

Goodwill	176	176
Other assets	43	37

Total assets	$3,595	$5,072

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Notes payable and current portion of long-term debt	$3,782	$3,183
Current portion of long-term capital leases	193	252
Accounts payable	1,058	1,299
Accrued expenses	1,254	1,158
Derivative liabilities	315	677
Deferred revenue	1	13
Total current liabilities	6,603	6,582

Line of credit (LOC)	4,347	4,281
Long-term debt, net of current portion	639	1,024
Long-term capital leases, net of current portion	108	174
Total liabilities	11,697	12,061

Commitments

Shareholders’ deficit:
Preferred stock - $0.001 par value, 25,000,000 authorized Series A designated 10,000,000 shares issued and outstanding at June 30, 2014 and December 31, 2013, 9,215,129 and 9,930,982 shares, respectively	9	10
Common stock - $0.001 par value Authorized 975,000,000 shares Issued and outstanding at June 30, 2014 and December 31, 2013, 4,335,115 and 111,633 shares, respectively	4	–
Additional paid in capital	57,099	56,177
Accumulated deficit	(65,314)	(63,276)
Accumulated other comprehensive loss	(32)	(32)
Total ERF Wireless, Inc. shareholders’ deficit	(8,234)	(7,121)
Non-controlling interest	132	132
Total shareholders’ deficit	(8,102)	(6,989)

Total liabilities and shareholders' deficit	$3,595	$5,072

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)
($ in thousands except loss per share)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013

Sales:
Products	$22	$–	$39	$11
Services	1,613	1,563	3,187	3,466
Total sales	1,635	1,563	3,226	3,477

Cost of goods sold:
Products and integration services	329	366	640	759
Rent, repairs and maintenance	206	198	416	393
Depreciation	404	435	814	872
Total cost of goods sold	939	999	1,870	2,024
Gross profit	696	564	1,356	1,453
Operating expenses:
Selling, general and administrative	1,232	1,859	2,573	3,836
Depreciation	23	52	46	104
Total operating expenses	1,255	1,911	2,619	3,940
Loss from operations	(559)	(1,347)	(1,263)	(2,487)
Other income (expense):
Interest expense, net	(466)	(1,030)	(911)	(1,789)
Derivative income	38	104	244	339
Loss on extinguishment of debt	–	–	(108)	–
Gain on sale of assets	–	13	–	24
Total other (expense) income	(428)	(913)	(775)	(1,426)
Consolidated net loss	(987)	(2,260)	(2,038)	(3,913)

Net income (loss) attributable to non-controlling interest	(1)	4	–	1
Net loss attributable to ERF Wireless, Inc.	(988)	(2,256)	(2,038)	(3,912)
Basic and diluted loss per common share:
Net loss	$(0.37)	$(94.17)	$(1.34)	$(186.33)
Net loss attributable to ERF Wireless, Inc.	$(0.37)	$(94.17)	$(1.34)	$(186.29)

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)
($ in thousands)

	2014	2013

Cash flows from operating activities
Net loss	$(2,038)	$(3,913)

Adjustments to reconcile net loss to net cash used by operating activities:
Gain on sale of assets	–	(24)
Loss on extinguishment of debt	108	–
Amortization of debt discount	299	892
Depreciation	860	976
Stock issued for services rendered, interest and compensation	188	709
Derivative income	(244)	(339)
Bad debt expense	31	17
Changes in:
Accounts receivable, net	609	86
Accounts receivable, other	80	2
Inventories	2	7
Prepaid expenses and other current assets	107	167
Costs and profits in excess of billings	–	35
Accounts payable	(241)	(181)
Accrued expenses	191	(97)
Deferred revenue	(12)	(12)
Total adjustments	1,978	2,238
Net cash used by operating activities	(60)	(1,675)

Cash flows from investing activities
Purchase of property and equipment	(58)	(168)
Proceeds from sale of assets	–	34
Change in other assets	(6)	1
Net cash used by investing activities	(64)	(133)

Cash flows from financing activities
Net proceeds from line of credit	482	774
Proceeds from long-term debt obligations	100	2,916
Payment of long-term debt obligations	(185)	(632)
Payment on capital lease obligations	(125)	(81)
Net cash provided by financing activities	272	2,977

Net change in cash and cash equivalents	148	1,169
Cash and cash equivalents at the beginning of the period	42	118
Cash and cash equivalents at the end of the period	$190	$1,287

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest	$113	$125
Income taxes	$–	$–

Supplemental non-cash investing and financing activities:
Conversion of debt, principal through issuance of common stock	$128	$1,139
Conversion of LOC, principal through issuance of common stock	$415	$1,113
Property and equipment financed with debt and capital leases	$–	$148

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014
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

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014
(Unaudited)

NOTE 2 – DEBT CONVERSION

(a) LINE OF CREDIT

During the six months ended June 30, 2014, the Company issued 2,017,000 shares of its common stock for the settlement of $415,938 of principal owed to Angus Capital Partners. The Company issued common stock at an average price of $.21 per share calculated based on the closing price the day the debt was settled. Of the 2,017,000 shares of common stock issued a total of 662,000 were issued to third parties that had acquired a portion of the Angus Capital Partners debt in a private transaction.

(b) Other Debt

During the six months ended June 30, 2014, the Company issued 624,845 and 346,207 shares of its Common Stock for the settlement of principal amount of $127,512 and $86,951 of accrued interest, respectively, for a total of $214,463. The Company issued Common Stock at an average price of $.22 per share calculated based on the closing price the day the debt was settled.

NOTE 3 – COMMON STOCK, PREFERRED STOCK AND WARRANTS

The total number of shares of stock of all classes which the Company shall have the authority to issue is 1,000,000,000, of which 25,000,000 shall be shares of preferred stock with a par value of $0.001 per share ("Preferred Stock"), and 975,000,000 shall be shares of common stock with a par value of $0.001 per share ("Common Stock").

Common Stock

As of June 30, 2014 and December 31, 2013, there were 4,335,115 and 111,633 shares of its Common Stock issued and outstanding, respectively.

During the six months ended June 30, 2014, the Company issued 3,544,415 shares of Common Stock, which was valued at the closing market price on the date of issuance of such shares, which were issued in lieu of cash as payment for the following (in thousands):

June 30, 2014	Supplemental Non-Cash Disclosure
Professional fees	$121
Other services rendered	67
Total for services, compensation and interest	$188

Notes payable, principal	$128
Line of credit, principal	$415

Preferred Stock

The Company has 25,000,000 shares of Preferred Stock authorized of which 10,000,000 shares had been designated as Series A Preferred Stock (“Series A Preferred Stock”). There were 9,215,129 shares of Series A Preferred Shares issued and outstanding at June 30, 2014 and 9,930,982 at December 31, 2013. With respect to the Series A Preferred Stock outstanding at June 30, 2014, the Company would be required to issue 9,215,129 shares of its Common Stock upon conversion.

During the period ended June 30, 2014, 715,583 Series A Preferred Stock were converted into 679,068 shares of common stock.

ERF Wireless, Inc Distribution of EBI Equities to Non-controlling Interest

As of June 30, 2014, the Company had issued 725,611 shares of EBI as a stock dividend and three year warrant expiring December 31, 2014, to purchase 725,611 shares of EBI Common Stock at an exercise price of $4.00 per share and three year warrant expiring December 31, 2014, to purchase 725,611 shares of EBI Common Stock at an exercise price of $6.00; such issuances are valued at $107,000. The Company expects to issue the remaining stock dividends during calendar year 2014. No stock dividends were issued during the six months ended June 30, 2014.

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014
(Unaudited)

NOTE 4 – EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share of Common Stock (in thousands, except per share amount):

	For the three months ended June 30, 2014
	Net loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net loss	$(987)	2,645	$(0.37)
Net loss attributable to ERF Wireless, Inc.	$(988)	2,645	$(0.37)

	For the three months ended June 30, 2013
	Net loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net loss	$(2,260)	24	$(94.17)
Net loss attributable to ERF Wireless, Inc.	$(2,256)	24	$(94.00)

	For the six months ended June 30, 2014
	Net loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic and diluted EPS:
Net loss	$(2,038)	1,521	$(1.34)
Net loss attributable to ERF Wireless, Inc.	$(2,038)	1,521	$(1.34)

	For the six months ended June 30, 2013
	Net loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic and diluted EPS:
Net loss	$(3,913)	21	$(186.33)
Net loss attributable to ERF Wireless, Inc.	$(3,912)	21	$(186.29)

For the six months ended June 30, 2014, dilutive securities existed, but due to the Company’s net loss there is an anti-dilutive effect. Diluted earnings per share reflect the potential dilution of security that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities.

The calculation of diluted earnings per share for the six months ended June 30, 2014 does not include 2,392,308 shares of Common Stock underlying the Bonds (as define below); 529 of warrants underlying promissory convertible debt, 18,796,124 shares of Common stock underlying promissory convertible debt and 9,215,129 shares of Common Stock underlying the Series A Preferred Stock, due to their anti-dilutive effect.

NOTE 5 – MAJOR CUSTOMERS

The Company had gross sales of $3,226,000 and $3,477,000 for the six months ended June 30, 2014 and 2013, respectively. The Company had two customers that met the required disclosure of 10% that represented 30% and 11% of the gross sales during the six months ended June 30, 2014. Additionally, the Company had two customers that met the required disclosure of 10% that represented 33% and 12% of the gross sales during the six months ended June 30, 2013.

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014
(Unaudited)

NOTE 6 – NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASES

Notes payable, long-term debts and capital leases consist of the following as of June 30, 2014 (in thousands):

	Terms	Maturity Date	Interest Rate	Gross Balance	Debt Discount	Balance
Banc leasing, Inc.	$10,660 / Month including interest	January-15	11.62%	$72	$–	$72
Advantage leasing associates	$8,269 / Month including interest	Various	Various	71	–	71
Legacy laser services Dallas, LLC	$9,947 / Month including interest	May-16	42.00%	158	–	158
KBM World Wide, Inc.	$103,500 / Month including interest	March-15	8.00%	104	91	13
Tonaquint	$950,400 / Lump sum payment including interest	Immediately due and payable	12.00%	764	–	764
JMJ Financial	$330,000 / Lump sum payment including interest	March-14	12.00%	187	25	162
Vista capital	$72,600 / Lump sum payment including interest	Immediately due and payable	12.00%	64	–	64
Willow creek capital	$293,040 / Lump sum payment including interest	Immediately due and payable	12.00%	182	–	182
TCA global line of credit	$149,609 / Month including interest	July-14	12.00%	1,007	56	951
Group 10	$157,500 / Month including interest	July-14	12.00%	136	85	51
Investor financing	$495,000 / Lump sum payment including interest	April-14	12.00%	548	–	548
Premium assignment	$2,063 / Month including interest	September-14	5.68%	6	–	6
Dakota capital equipment financing	$178,031 / Quarterly including interest	March-16	12.00%	1,518	6	1,512
E-bond investor notes	3 years/ Semiannual interest (See below)	Various	7.50%	311	143	168
Line of credit	2 years/ Quarterly interest (See below)	December-16	3.00%	4,347	–	4,347
Total debt				$9,475	$406	9,069
Less current maturities						(3,975)
Long-term debt						$5,094

Notes payable, long-term debts and capital leases consist of the following as of December 31, 2013 (in thousands):

	Terms	Maturity Date	Interest Rate	Gross Balance	Debt Discount	Balance
Banc leasing, Inc.	$10,660 / Month including interest	January-15	11.62%	$130	$–	$130
Advantage leasing associates	$8,269 / Month including interest	Various	Various	115	–	115
Legacy laser services Dallas, LLC	$9,947 / Month including interest	May-16	42.00%	181	–	181
MP Nexlevel LLC	$7,043 / Month including interest	May-14	10.00%	34	–	34
Tonaquint	$950,400 / Lump sum payment including interest	Immediately due and payable	12.00%	793	–	793
JMJ Financial	$330,000 / Lump sum payment including interest	March-14	12.00%	232	174	58
Vista capital	$72,600 / Lump sum payment including interest	Immediately due and payable	12.00%	51	–	51
Willow creek capital	$293,040 / Lump sum payment including interest	Immediately due and payable	12.00%	228	–	228
TCA global line of credit	$139,523 / Month including interest	July-14	12.00%	1,019	104	915
Group 10	$157,500 / Month including interest	July-14	12.00%	157	143	14
Investor financing	$495,000 / Lump sum payment including interest	April-14	12.00%	473	–	473
Premium assignment	$2,063 / Month including interest	September-14	5.68%	18	–	18
Dakota capital equipment financing	$178,031 / Quarterly including interest	March-16	12.00%	1,519	25	1,494
E-bond investor notes	3 years/ Semiannual interest (See below)	Various	7.50%	311	182	129
Line of credit	2 years/ Quarterly interest (See below)	December-16	3.00%	4,281	–	4,281
Total debt				$9,542	$628	8,914
Less current maturities						(3,435)
Long-term debt						$5,479

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014
(Unaudited)

Line of Credit

In December 2013, the maturity date of the $12.0 million unsecured revolving credit facility with Angus Capital Partners, a related party, was extended from December 31, 2015 to December 31, 2017. The Company also renegotiated the interest rate from 12% per annum to 3% per annum retroactive to January 1, 2013. The Company in consideration has accepted the return and cancellation of 36,784 common shares (post-split) of Company common stock issued for the Line of Credit conversions during 2013. The Company has accordingly reversed the payment of principal and interest of $2,158,000 in December 2013 and subsequently received the canceled shares in February 2014. The terms of the unsecured revolving credit facility allow the Company to draw upon the facility as financing requirements dictate and provide for quarterly interest payments at a 3% rate per annum. The payment of principal may be paid in cash, common shares or preferred shares at the Lender’s election. The payment of interest may only be paid in cash. At June 30, 2014, the outstanding balance on the line of credit totaled $4,347,000 leaving a remaining line of credit available of $7,653,000.

During the six months ended June 30, 2014, the Company issued 2,017,000 shares of its common stock for the settlement of $415,938 of principal owed to Angus Capital Partners. The Company issued common stock at an average price of $.21 per share calculated based on the closing price the day the debt was settled. Of the 2,017,000 shares of common stock issued a total of 662,000 were issued to third parties that had acquired a portion of the Angus Capital Partners debt in a private transaction.

E-Series Bond Investor Note

During the six months ended June 30, 2014, the outstanding principal balance of the Bonds totaled $311,000. The Bonds are due and payable upon maturity, a three-year period from the issuance date. Interest on the Bonds is payable at the rate of 7.5% per annum, and is payable semiannually. The Bondholder may require the Company to convert the Bond (including any unpaid interest) into shares of Common Stock at any time only during the first year. If the Bonds are converted under this option, the Company will issue shares representing 100% of the Bond principal and unpaid interest calculated through maturity. The Common Stock issued under this option will be valued at the average closing price of the common shares for the five days prior to the notification. If the Bond is converted within the first year the Company will issue a three-year warrant to purchase one share of EBI Common Stock at a price of $4.00 for every $2.00 of Bond principal.

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

The Bonds were determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature and the redemption option (compound embedded derivative liability). At the date of issuance of the Bond, compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the statement of operations. The Company uses the effective interest method to record interest expense from the accretion of the debt discount and from the accretion of unamortized discount upon conversion, which totaled $39,000 for the six months ended June 30, 2014. The estimated debt accretion for subsequent years is $54,000 and $89,000 for years ending December 31, 2014, and 2015, respectively.

The following table summarizes the convertible debt activity for the period from January 1, 2014 through June 30, 2014:

Description	Bonds	Compound Derivative Liability	Total
Fair value at December 31, 2013	$128,762	$39,730	$168,492
Change in fair value	39,064	(32,250)	6,814
Fair value at June 30, 2014	$167,826	$7,480	$175,306

The Company recorded derivative income of $32,250 for the six months ended June 30, 2014.

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014
(Unaudited)

Dakota Capital Fund LLC Equipment Financing

In November 2011, the Company entered into debt financing agreement with Dakota Capital Fund LLC, for financing of up to $3,000,000. During the fourth quarter of 2011, the Company received proceeds of $2,000,000 and had the option of additional funding of $1,000,000 for equipment purchases. This debt facility is secured by certain ERF Wireless assets and there is no prepayment penalty. At June 30, 2014, the outstanding balance on the debt financing agreement totaled $1,518,000 and the Company has elected not to request any additional funds under this credit facility. The payment terms are $178,031 per quarter including interest, at an annual rate of 18% per annum plus 10% of positive operational cash flow as determined on a quarterly basis for repayment of additional principal beginning July 1, 2012. The funding was utilized to purchase equipment to build out networks in oil and gas exploration regions of North America.

The Company issued 30,000 shares of Common Stock for the consummation of the initial $2,000,000 debt financing agreement from Dakota Capital Fund LLC resulting in a debt discount of $93,600. The Company uses the effective interest method to record interest expense from the accretion of the debt discount and accretes the unamortized discount upon conversion which totaled $18,156 for the six months ended June 30, 2014. The estimated debt accretion for the remainder of 2014 is $6,455.

Investor Financing Loan

On July 13, 2012, the Company entered into a three-month secured debt financing agreement with certain individuals for $1,000,000 with an interest rate of 12% per annum. Under a subsequent modified agreement dated April 2014, as amended, the maturity date has been extended from April 15, 2014 to October 15, 2014. Both parties under the amendment agreed to apply the Dakota Capital Fund payment of $181,235 including interest as a subset to the bridge note. The Company has also renegotiated the subset interest rate from .5% interest per day on a 360 day calendar year to 12% rate per annum retroactive to March 23, 2013. The Company in consideration has accepted the return and cancellation of 796 common shares (post-split) of Company common stock issued during the third quarter of 2013 for interest. The Company also agreed to additional consideration of 5,000 of preferred A shares to be issued as long as the note remains unpaid and to be remitted once the note is paid in full. The Company has agreed to add a $50,000 penalty to principal in January 2014 for the consideration of the extension of the note. The Company has accordingly reversed the payment of interest of $159,259 in December 2013. The Company has agreed to add an additional $25,000 penalty to principal in April 2014 for the extension of the note to October 2015. In addition, the Company will pay $1,500 toward the bridge loan interest on the 1st and 15th of each month beginning May 15, 2014 until loan is fully paid. At June 30, 2014, the outstanding principal balance totaled $548,000.

Tonaquint Convertible Promissory Note

On March 5, 2013, the Company entered into a six-month secured convertible promissory note secured debt financing agreement with Tonaquint, Inc. (“holder”), for $791,500, bearing interest at a rate of 12% per annum and matured on September 5, 2013. At June 30, 2014, the outstanding principal balance of the Tonaquint convertible promissory note totaled $764,000. The note includes an original issue discount (“OID”) of $65,000 based on the consideration funded, prepaid interest of $71,500 and $5,000 in legal and other expense. The Company also paid holder an origination fee in the amount of $227,500 in 144 Stock (711 post-split shares) at the closing bid price on March 5, 2013, plus 125 post-split shares (valued at $40,000) of the Company’s common stock. The holder may require the Company to convert the outstanding principal balance (including any unpaid interest) into shares of restricted common stock at any time after the six-month term of the note. The common stock issued will be valued using a conversion factor of 80% of the average of the lowest two (2) trading prices for common shares during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. If the average two (2) lowest trading prices is less than $0.33, then the conversion factor will be reduced to 70%. The holder received the option to purchase five-year warrants expiring March 5, 2018 to purchase 371 shares of ERF common stock at an exercise price of $320.00 or the per-share price at which the common stock is sold in an underwritten public offering that closes on or before the date that is six (6) months from the issue date, as may be adjusted from time to time pursuant to the terms and conditions of this warrant. The Company is not in compliance with all the provisions of the note causing an automatic acceleration of the outstanding balance of $791,500 to $949,800. The note will accrue interest at a rate of 12% from September 5, 2013 until March 4, 2014 and thereafter at a rate of 18% per annum. The note is recorded as a current liability.

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

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014
(Unaudited)

The following table summarizes the convertible debt activity for the period from January 1, 2014 through June 30, 2014:

Description	Tonaquint	Warrant Compound Derivative Liability	Compound Derivative Liability	Total
Fair value at December 31, 2013	$793,368	$96	$80,569	$874,033
Change in fair value	–	(93)	(164,693)	(164,786)
Conversions	(28,841)	–	–	(28,841)
Fair value at June 30, 2014	$764,527	$3	$(84,124)	$680,406

The Company recorded derivative expense of $29,489 for the six months ended June 30, 2014.

JMJ Financial Convertible Promissory Note

On March 20, 2013, the Company entered into a one year unsecured promissory note debt financing agreement with JMJ Financial for (“JMJ”) up to $500,000 at the sole discretion of additional consideration with the Lender. The note includes a 10% original issue discount that is prorated based on the consideration funded. The Company also paid holder an origination fee in the amount of $40,500 in 144 Stock (125 post-split shares) at the closing bid price of the Company’s common stock. As of June 30, 2014 the Company has received funding of $300,000, bearing interest at a rate of 12% per annum and maturing in one year from the effective date of each payment. At June 30, 2014, the outstanding principal balance of the JMJ Financial convertible promissory note totaled $187,000 including OID. The conversion price is the lesser of $0.59 or 60% of the lowest trade price in the 25 trading days previous to the conversion. The note is recorded as a current liability.

The JMJ promissory note was determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature, conversion price reset feature and the redemption option (compound embedded derivative liability). At the date of issuance of the JMJ note, compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the statement of operations. The Company uses the effective interest method to record interest expense from the accretion of the debt discount and from the accretion of unamortized discount upon conversion, which totaled $154,148 for the six months ended June 30, 2014. The estimated debt accretion for the remainder of 2014 is $24,611.

The following table summarizes the convertible debt activity for the period from January 1, 2014 through June 30, 2014:

Description	JMJ	Compound Derivative Liability	Total
Fair value at December 31, 2013	$58,363	$134,113	$192,476
Change in fair value	148,706	(125,422)	23,284
Conversions	(45,372)	–	(45,372)
Fair value at June 30, 2014	$161,697	$8,691	$170,388

The Company recorded derivative income of $95,942 for the six months ended June 30, 2014.

Willow Creek Capital Convertible Promissory Note

On April 2, 2013, the Company entered into a nine-month secured convertible promissory note debt financing agreement with Willow Creek Capital, LLC, for $244,200, bearing interest at a rate of 12% per annum and matured on October 1, 2013. At June 30, 2014, the outstanding principal balance of the Willow Creek convertible promissory note totaled $182,000. The note also includes a 10% OID of $20,000 based on the consideration funded, prepaid interest of $22,200 and $2,000 in legal and other expense. The Company also paid holder an origination fee in the amount of $109,890 in 144 Stock (366 post-split shares) at the closing bid price of the Company’s common stock. The holder may require the Company to convert the outstanding principal balance (including any unpaid interest) into shares of restricted common stock at any time after the six months term of the note. The common stock issued will be valued using a conversion factor of 80% the average of the lowest two (2) trading prices common shares during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. If the average two (2) lowest trading prices is less than $0.33, then the conversion factor will be reduced to 70%. The holder will be entitled to purchase from the Company five year warrants expiring April 2, 2018 to purchase 122 post-split shares of ERF common stock at an exercise price of $300.00 or the per-share price at which the common stock is sold in an underwritten public offering that closes on or before the date that is six (6) months from the issue date, as may be adjusted from time to time pursuant to the terms and conditions of this Warrant.

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014
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

The following table summarizes the convertible debt activity for the period from January 1, 2014 through June 30, 2014:

Description	Willowcreek	Compound Derivative Liability	Total
Fair value at December 31, 2013	$227,800	$51,276	$279,076
Change in fair value	–	(27,462)	(27,462)
Conversions	(26,183)	–	(26,183)
Fair value at June 30, 2014	$201,617	$23,814	$225,431

The Company recorded derivative expense of $27,305 for the six months ended June 30, 2014.

Vista Capital Convertible Promissory Note

On April 4, 2013, the Company entered into a six-month secured convertible promissory note debt financing agreement with Vista Capital Investments, LLC, for $60,500, bearing interest at a rate of 12% per annum and matured on October 4, 2013. The note also includes a 10% OID of $5,000 based on the consideration funded and prepaid interest of $5,500. The Company also paid holder an origination fee in the amount of $21,175 in 144 Stock (84 post-split shares) at the closing bid price of the Company’s common stock. The holder may require the Company to convert the outstanding principal balance (including any unpaid interest) into shares of restricted common stock at any time after the six months term of the note. The common stock issued will be valued using a conversion factor of 80% the average of the lowest two (2) trading prices common shares during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. If the average two (2) lowest trading prices is less than $0.33, then the conversion factor will be reduced to 70%. The holder will be entitled to purchase from the Company five year warrants expiring April 4, 2018 to purchase 36 post-split shares of ERF common stock at an exercise price of $320.00 or the per-share price at which the common stock is sold in an underwritten public offering that closes on or before the date that is six (6) months from the issue date, as may be adjusted from time to time pursuant to the terms and conditions of this Warrant.

The Vista promissory note was determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature; conversion price full ratchet reset feature and the redemption option (compound embedded derivative liability). At the date of issuance of the Vista note, compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the statement of operations. The Company used the effective interest method to record interest expense from the accretion of the debt discount and from the accretion of unamortized discount upon conversion. The Company is not in compliance with all the provisions of the note causing an automatic acceleration of the outstanding balance of $60,500 to $72,600. The note will accrue interest at a rate of 12% from October 4, 2013 until April 3, 2014 and thereafter at a rate of 18% per annum. At June 30, 2014, the outstanding principal balance of the Vista Capital convertible promissory note totaled $64,000.

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014
(Unaudited)

The following table summarizes the convertible debt activity for the period from January 1, 2014 through June 30, 2014:

Description	Vista	Compound Derivative Liability	Total
Fair value at December 31, 2013	$50,558	$37,516	$88,074
Change in fair value	–	(26,508)	(26,508)
Conversions	13,887	–	13,887
Fair value at June 30, 2014	$64,445	$11,008	$75,453

The Company recorded derivative income of $26,508 for the six months ended June 30, 2014.

TCA Global Convertible Promissory Note

On June 28, 2013, the Company entered into a twelve-month secured convertible promissory note debt financing agreement with TCA Global Credit Master Fund (TCA) for $1,500,000, bearing interest at a rate of 12% per annum and maturing July 28, 2014. Under a subsequent modified agreement dated March 25, 2014, TCA has agreed to restructure the agreement and extend the maturity date to November 15, 2014. The Company in consideration has agreed to a $75,000 and a $50,000 restructuring and advisory fee to be added to the sum of the principal balance including a $40,791 interest charge to be paid and nominal legal fees. The monthly principal and interest payments will be $149,609 per month. At June 30, 2014, the outstanding principal balance of the TCA Global convertible promissory note totaled $1,007,000. The note also includes $153,300 in commitment fees; due diligence fees; document review fees; service fees; legal; and other expense. The holder may require the Company to convert the outstanding principal balance (including any unpaid interest) into shares of restricted common stock at any time during the twelve months term of the note or thereafter. The common stock issued will be valued using a conversion factor of 85% the average VWAP trading price during the five (5) trading day period ending on the latest complete trading day prior to the conversion date. Due to the restructuring of the note the Company incurred $108,000 loss on extinguishment of debt.

The TCA Global promissory note was determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature and the redemption option (compound embedded derivative liability). At the date of issuance of the TCA Global note, compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the statement of operations. The Company uses the effective interest method to record interest expense from the accretion of the debt discount and from the accretion of unamortized discount upon conversion that totaled $43,416 for the six months ended June 30, 2014. The estimated debt accretion for the remainder of the 2014 will be $55,895.

The following table summarizes the convertible debt activity for the period from January 1, 2014 through June 30, 2014:

Description	TCA Global	Compound Derivative Liability	Total
Fair value at December 31, 2013	$915,440	$28,716	$944,156
Fair value issuances at inception	161,713	12,584	174,297
Change in fair value	(126,446)	–	(126,446)
Fair value at June 30, 2014	$950,707	$41,300	$992,007

The Company recorded derivative expense of $64,032 for the six months ended June 30, 2014.

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

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014
(Unaudited)

The Group 10 Holdings promissory note was determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature; conversion price full ratchet reset feature and the redemption option (compound embedded derivative liability). At the date of issuance of the Group 10 note, compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the statement of operations. The Company uses the effective interest method to record interest expense from the accretion of the debt discount and from the accretion of unamortized discount upon conversion that totaled $58,459 for the six months ended June 30, 2014. The estimated debt accretion for the remainder of 2014 is $84,886. The note will accrue interest at a rate of 12% from October 3, 2013 until October 2, 2014 and thereafter at a rate of 18% per annum. At June 30, 2014, the outstanding principal balance of the Group 10 convertible promissory note totaled $136,000.

The following table summarizes the convertible debt activity for the period from January 1, 2014 through June 30, 2014:

Description	Group 10	Compound Derivative Liability	Total
Fair value at December 31, 2013	$14,155	$304,519	$318,674
Change in fair value	58,459	(258,116)	(199,657)
Conversions	(21,652)	–	(21,652)
Fair value at June 30, 2014	$50,962	$46,403	$97,365

The Company recorded derivative income of $211,213 for the six months ended June 30, 2014.

KBM World Wide Inc. Convertible Promissory Note

On June 26, 2014, the Company entered into a nine-month unsecured convertible promissory note debt financing agreement with KBM World Wide Inc. for $103,500, bearing interest at a rate of 8% per annum and maturing March 27, 2015. The holder may require the Company to convert the outstanding principal balance (including any unpaid interest) into shares of restricted common stock at any time after 180 days following the date of this note and ending on final payment of the convertible note. The common stock issued will be valued using a conversion factor of 61% multiplied by the lowest three trading prices of the (10) trading days prior to the conversion date, which represents a discount rate of 39%.

The KBM World Wide Inc. promissory note was determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature; conversion price full ratchet reset feature and the redemption option (compound embedded derivative liability). At the date of issuance of the KBM World Wide Inc. note, compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the statement of operations. The Company uses the effective interest method to record interest expense from the accretion of the debt discount and from the accretion of unamortized discount upon conversion that totaled $430 for the six months ended June 30, 2014. The estimated debt accretion for subsequent years is $61,296 and $28,649 for years ending December 31, 2014, and 2015, respectively. The note will accrue interest at a rate of 8% from June 26, 2014 until March 27, 2015 and thereafter at a rate of 22% per annum. At June 30, 2014, the outstanding principal balance of the KBM World Wide Inc. convertible promissory note totaled $103,500.

The following table summarizes the convertible debt activity for the period from January 1, 2014 through June 30, 2014:

Description	KBM World Wide	Compound Derivative Liability	Total
Fair value issuances at inception	$103,500	$91,277	$194,777
Fair value issuances during 2014 (debt discount)	(91,277)	–	(91,277)
Change in fair value	430	865	1,295
Fair value at June 30, 2014	$12,653	$92,142	$104,795

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014
(Unaudited)

The Company recorded derivative expense of $865 for the six months ended June 30, 2014.

Capital Leases

Banc Leasing Inc. Included in property and equipment at June 30, 2014, the cost of the equipment was $610,900 and the accumulated amortization was $554,901. Amortization of assets under capital leases is included in depreciation expense. The equipment is the primary collateral securing the financing.

Advantage Leasing Inc. Included in vehicles at June 30, 2014, the cost of the vehicles was $273,443 and the accumulated amortization was $201,640. Amortization of assets under capital leases is included in depreciation expense. The vehicles are the primary collateral securing the financing.

Legacy Laser Services Dallas, LLC Included in property and equipment at June 30, 2014, the cost of the equipment was $155,349 and the accumulated amortization was $58,856. Amortization of assets under capital leases is included in depreciation expense. The equipment is the primary collateral securing the financing.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of June 30, 2014 (in thousands):

Year Ending December 31,
2014	$162
2015	159
2016	63
2017	–
Thereafter	–
Total minimum lease payments	384
Less amount representing interest	(83)
Present value of net minimum lease payments	301
Current maturities of capital lease obligations	(193)
Long-term portion of capital lease obligations	$108

NOTE 7 – COMMITMENTS

Leases and License Agreements

For the six months ended June 30, 2014 and 2013, rental expenses of approximately $586,000 and $596,000, respectively, were incurred. The Company accounts for rent expense under leases that provide for escalating rentals over the related lease term on a straight-line method. The Company occupies office and tower facilities under several non-cancelable operating lease agreements expiring at various dates through December 2018, and requiring payment of property taxes, insurance, maintenance and utilities.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2014 were as follows (in thousands):

Year Ending December 31,	Amount
2014	$372
2015	707
2016	610
2017	116
Thereafter	9
Total	$1,814

Banc Leasing Inc.

During August 2007, the Company entered into a contract with Banc Leasing Inc. to fund the Company’s US-Banknet System. Each funding is collateralize by the equipment and normally is repaid over a seven year period with interest established at the date of the inception of the lease. Each lease has a $1 buyout provision. The details of the capital lease are included in Note 6.

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014
(Unaudited)

NOTE 8 – RELATED PARTY TRANSACTIONS

In May 2013, the Company entered into a capital lease agreement with Legacy Laser Services Dallas, LLC and (Affiliate). Manny M. Carter is a Managing Member of Legacy Laser Services and a current Board Member of ERF Wireless Inc. At June 30, 2014, the outstanding balance on the capital leases totaled $158,000. The payment terms are $9,947 per month including interest, at an annual rate of 42% per annum. The capital leased equipment is to be utilized in our networks in oil and gas exploration regions. The equipment is the primary collateral securing the financing.

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

For the three and six months ended June 30, 2014 and 2013 (in thousands):

Three Months Ended June 30, 2014	EBI	WBS	ENS	Total Segment	ERF Corporate	Total Consolidated
Revenue	$866	$625	$144	$1,635	$–	$1,635
Segment income (loss) from operations	60	(82)	41	19	(578)	(559)
Total assets	1,950	1,045	259	3,254	341	3,595
Capital expenditures	24	5	–	29	–	29
Depreciation	192	170	59	421	6	427

Three Months Ended June 30, 2013	EBI	WBS	ENS	Total Segment	ERF Corporate	Total Consolidated
Revenue	$809	$597	$157	$1,563	$–	$1,563
Segment income (loss) from operations	(128)	(350)	25	(453)	(894)	(1,347)
Total assets	2,857	1,690	521	5,068	1,734	6,802
Capital expenditures	186	45	–	231	–	231
Depreciation	215	205	59	479	8	487

ERF WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014
(Unaudited)

Six Months Ended June 30, 2014	EBI	WBS	ENS	Total Segment	ERF Corporate	Total Consolidated
Revenue	$1,754	$1,259	$213	$3,226	$–	$3,226
Segment income (loss) from operations	65	(226)	16	(145)	(1,118)	(1,263)
Total assets	1,950	1,045	259	3,254	341	3,595
Capital expenditures	26	32	–	58	–	58
Depreciation	387	343	117	847	13	860

Six Months Ended June 30, 2013	EBI	WBS	ENS	Total Segment	ERF Corporate	Total Consolidated
Revenue	$2,014	$1,208	$255	$3,477	$–	$3,477
Segment income (loss) from operations	(19)	(672)	5	(686)	(1,801)	(2,487)
Total assets	2,857	1,690	521	5,068	1,734	6,802
Capital expenditures	196	105	–	301	15	316
Depreciation	430	412	117	959	17	976

Reconciliation of Segment Assets to Total Assets	June 30, 2014	December 31, 2013
Total segment assets	$3,254	$5,989
Total corporate assets	341	(917)
Total assets	$3,595	$5,072

The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation expense, accounting changes and non-recurring items.

For the six months ended June 30, 2014, two customers accounted for $976,000 and $345,000 of EBI revenues each.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to June 30, 2014, the Company issued 3,841,408 shares of common stock valued at approximately $289,000 for preferred stock, services rendered, and conversion of debt.

Subsequent to June 30, 2014, Union Capital LLC, issued a convertible promissory note to ERF Wireless Inc. on August 4, 2014, the Company entered into a twelve-month unsecured convertible promissory note debt financing agreement for $50,000, bearing interest at a rate of 10% per annum and maturing August 15, 2015. The Company will pay principal and interest due on the note before or on the maturity date. The holder may require the Company to convert the outstanding principal balance (including any unpaid interest) into shares of common stock without a legend at any time after 180 days following the date of this note. The common stock issued will be valued using a conversion factor of 55% multiplied by the lowest daily closing bid price for the (15) trading days prior to the conversion date.

Subsequent to June 30, 2014, Adar Bays LLC, issued a convertible promissory note to ERF Wireless Inc. on August 04, 2014, the Company entered into a twelve-month unsecured convertible promissory note debt financing agreement for $50,000, bearing interest at a rate of 10% per annum and maturing August 04, 2015. The Company will pay principal and interest due on the note before or on the maturity date. The holder may require the Company to convert the outstanding principal balance (including any unpaid interest) into shares of common stock without a legend at any time after 180 days following the date of this note. The common stock issued will be valued using a conversion factor of 55% multiplied by the lowest daily closing bid price for the (15) trading days prior to the conversion date.

Subsequent to June 30, 2014, KBM World Wide Inc. issued a convertible promissory note to ERF Wireless Inc. on August 13, 2014, the Company entered into a nine-month unsecured convertible promissory note debt financing agreement for $53,000, bearing interest at a rate of 8% per annum and maturing May 15, 2015. The holder may require the Company to convert the outstanding principal balance (including any unpaid interest) into shares of restricted common stock at any time after 180 days following the date of this note and ending on final payment of the convertible note. The common stock issued will be valued using a conversion factor of 61% multiplied by the lowest three trading prices of the (10) trading days prior to the conversion date, which represents a discount rate of 39%.

ERF Wireless, Inc. is referred to hereafter as “we”, “our” or “us”.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the other sections of this quarterly report on Form 10-Q, including the financial statements and footnotes.

OUR MARKETS AND BUSINESS STRATEGY

We provide critical infrastructure wireless broadband communication products and services to a broad spectrum of customers in primarily rural oil and gas exploration areas of North America. We plan to devote a majority of our financial and personnel resources to develop a long-term, internet solution for the energy industry in North America and Canada. Our recent financial results reflect our focus on providing turnkey communications services to the oil and gas industry. These results include but are not limited to the following attributes:

•	We reported revenues of $1,635,000 for the quarter ended June 30, 2014 as compared to $1,563,000 for the same prior year quarter ended June 30, 2013; an increase of $72,000 or 5%.

•	We reported gross profit of $696,000 for the quarter ended June 30, 2014 as compared to $564,000 for the same prior year quarter ended June 30, 2013; an increase of $132,000 or 23%. This increase reflects higher rig count deployments for the Company’s communication solutions in our oil and gas internet service operations.

•	We reported a total comprehensive loss of $988,000 for the quarter ended June 30, 2014 as compared to a comprehensive loss of $2,256,000 for the same prior year quarter ended June 30, 2013; a decrease of $1,268,000 or 56%.

•	Our subsidiary, Energy Broadband, Inc., reported revenues of $866,000 for the quarter ended June 30, 2014 as compared to revenues of $809,000 for the same prior year quarter ended June 30, 2013, representing an increase of $57,000 or 7%.

•	We reported a decrease of $656,000 or 34% in operating expenses for the three months ended June 30, 2014 as compared to the same prior year quarter ended June 30, 2013. The decrease is primarily related to lower employment expenses of $319,000 associated with a headcount decrease of employees and approximately $241,000 in lower legal and professional fees associated with the concluded arbitration proceedings with Schlumberger pertaining to disputes to resolve certain financial issues contained in the 2009 exclusive reseller agreement.

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

We recognize product sales generally at the time the product is shipped. Concurrent with the recognition of revenue, we provide for the estimated cost of product warranties and reduces revenue for estimated product returns. Sales incentives are generally classified as a reduction of revenue and are recognized at the later of when revenue is recognized or when the incentive is offered. Shipping and handling costs are included in cost of goods sold.

Service revenue is principally derived from wireless broadband services, including internet, voice, and data and monitoring service. Subscriber fees are recorded as revenues in the period during which the service is provided.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2014, COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

The following table sets forth summarized consolidated financial information for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Total sales	$1,635	$1,563	$72	5%	$3,226	$3,477	$(251)	-7%
Total Cost of goods sold	939	999	(60)	-6%	1,870	2,024	(154)	-8%
Gross profit	696	564	132	23%	1,356	1,453	(97)	-7%
Percent of total sales	43%	36%			42%	42%
Total operating expenses	1,255	1,911	(656)	-34%	2,619	3,940	(1,321)	-34%
Loss from operations	(559)	(1,347)	788	-59%	(1,263)	(2,487)	1,224	-49%
Total other income/(expense)	(428)	(913)	485	-53%	(775)	(1,426)	651	-46%
Consolidated net loss	(987)	(2,260)	1,273	-56%	(2,038)	(3,913)	1,875	-48%
Net income (loss) attributable to non-controlling interest	(1)	4	(5)	-125%	–	1	(1)	-100%
Total comprehensive loss	$(988)	$(2,256)	$1,268	-56%	$(2,038)	$(3,912)	$1,874	-48%

For the three months ended June 30, 2014, our business operations reflected an increase in sales for EBI and WBS, offset with a decrease in sales in its ENS subsidiary. For the three months ended June 30, 2014, our consolidated operations generated total sales of $1,635,000 compared to prior-year period total sales of $1,563,000. The $72,000 increase in total sales is primarily attributable to $57,000 increased sales in EBI from increased deployment of our Mobile Broadband Trailers (MBT’s) in the oil and gas regions. For the three months ended June 30, 2014, we had a gross profit margin of 43%, compared to a gross profit margin 36% for the prior year comparable period. The $132,000 increase in gross profit margin is primarily attributed to; (i) approximately $59,000 increase in gross margin in EBI attributable to increased sales associated with deployment of MBT’s in oil and gas regions, (ii) increased of $56,000 in gross margin in WBS primarily related to decreased depreciation and (iii) $17,000 increase in ENS due to bank network construction projects.

For the six months ended June 30, 2014, our business operations reflected an increase in sales for its WBS subsidiary offset with decreased sales in EBI subsidiary and ENS subsidiary. For the six months ended June 30, 2014, our consolidated operations generated total sales of $3,226,000 compared to prior-year period total sales of $3,477,000. The $251,000 decrease in total sales is primarily attributable to $260,000 decreased sales in EBI from overall 6-month average declining deployment of our Mobile Broadband Trailers (MBT’s) in the oil and gas regions. For the six months ended June 30, 2014, we had a gross profit margin of 42%, compared to a gross profit margin 42% for the prior year comparable period. The $97,000 decrease in gross profit margin is primarily attributed to: (i) approximately $179,000 decrease in gross margin in EBI attributable to decreased sales associated with lower average count of MBT deployments in oil and gas regions and increased depreciation and (ii) offset with a $70,000 increase in gross margin in WBS primarily related to decreased depreciation; and (iii) $12,000 increase in ENS due to bank network construction projects.

SALES INFORMATION

Set forth below are tables presenting summarized sales information for our business segments for the three and six months ended June 30, 2014 and 2013:

($ in thousands)	Three Months Ended June 30,
Business Segment	2014	% of Total	2013	% of Total	$ Change	% Change
Energy Broadband, Inc.	$866	53%	$809	52%	$57	7%
Wireless Bundled Services	625	38%	597	38%	28	5%
Enterprise Network Services	144	9%	157	10%	(13)	-8%
Total Sales	$1,635	100%	$1,563	100%	$72	5%

($ in thousands)	Six Months Ended June 30,
Business Segment	2014	% of Total	2013	% of Total	$ Change	% Change
Energy Broadband, Inc.	$1,754	54%	2,014	58%	$(260)	-13%
Wireless Bundled Services	1,259	39%	1,208	35%	51	4%
Enterprise Network Services	213	7%	255	7%	(42)	-16%
Total Sales	$3,226	100%	$3,477	100%	$(251)	-7%

For the three months ended June 30, 2014, total sales increased to $1,635,000 from $1,563,000 for the three months ended June 30, 2013. The overall increase of 5% was attributable to increased sales of $57,000 in EBI and increased sales of $28,000 in WBS offset with decreased sales of $13,000 in ENS. The $72,000 increase in total sales is primarily attributable to $57,000 increased sales in EBI from increasing deployment of our MBT’s in the oil and gas regions.

For the six months ended June 30, 2014, total sales decreased to $3,226,000 from $3,447,000 for the six months ended June 30, 2013. The overall decrease of 7% was attributable to decreased sales of $260,000 in EBI offset with increased sales of $51,000 in WBS and decreased sales in ENS of $42,000. The $251,000 decrease in total sales is primarily attributable to $260,000 decreased sales in EBI from lower average count of MBT deployments.

COST OF GOODS SOLD

The following tables set forth summarized cost of goods sold information for the three and six months ended June 30, 2014 and 2013:

($ in thousands)	Three Months Ended June 30,
Business Segment	2014	% of Total	2013	% of Total	$ Change	% Change
Energy Broadband, Inc.	$511	54%	$513	51%	$(2)	0%
Wireless Bundled Services	328	36%	356	36%	(28)	-8%
Enterprise Network Services	100	10%	130	13%	(30)	-23%
Total cost of sales	$939	100%	$999	100%	$(60)	-6%

	Three Months Ended June 30,
($ in thousands)	2014	2013	$ Change	% Change
Products and integration service	$329	$366	$(37)	-10%
Rent and maintenance	206	198	8	4%
Depreciation	404	435	(31)	-7%
Total cost of sales	$939	$999	$(60)	-6%

For the three months ended June 30, 2014, cost of goods sold decreased by $60,000 to $939,000 from $999,000 as compared to the three months ended June 30, 2013. The decrease of $60,000 in cost of goods sold is primarily attributable to a decreased cost of $2,000 in EBI due to decreased sales effecting a reduction in our third-party services during the quarter in the oil and gas regions and decreased cost of $30,000 in ENS due to sales decrease in banking construction projects and a decreased cost in WBS of $28,000.

The following tables set forth summarized cost of goods sold information for the six months ended June 30, 2014 and 2013:

($ in thousands)	Six Months Ended June 30,
Business Segment	2014	% of Total	2013	% of Total	$ Change	% Change
Energy Broadband, Inc.	$1,020	55%	$1,101	54%	$(81)	-7%
Wireless Bundled Services	656	35%	675	34%	(19)	-3%
Enterprise Network Services	194	10%	248	12%	(54)	-22%
Total cost of sales	$1,870	100%	$2,024	100%	$(154)	-8%

	Six Months Ended June 30,
($ in thousands)	2014	2013	$ Change	% Change
Products and integration service	$640	$759	$(119)	-16%
Rent and maintenance	416	393	23	6%
Depreciation	814	872	(58)	-7%
Total cost of sales	$1,870	$2,024	$(154)	-8%

For the six months ended June 30, 2014, cost of goods sold decreased by $154,000, to $1,870,000 from $2,024,000 as compared to the six months ended June 30, 2013. The decrease of $154,000 in cost of goods sold is primarily attributable to a decreased cost of $81,000 in EBI due to decreased sales affecting a reduction in our third party services in the oil and gas regions, decreased cost in WBS of $19,000 due to decreased depreciation and decreased cost in ENS of $54,000 due to decline in banking network construction project.

OPERATING EXPENSES

The following table sets forth summarized operating expense information for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change

Employment expenses	$671	$990	$(319)	-32%	$1,456	$2,166	$(710)	-33%
Professional services	260	501	(241)	-48%	483	959	(476)	-50%
Rent and maintenance	86	111	(25)	-23%	188	234	(46)	-20%
Depreciation	23	52	(29)	-56%	46	104	(58)	-56%
Other general and administrative	215	257	(42)	-16%	446	477	(31)	-6%
Total operating expenses	$1,255	$1,911	$(656)	-34%	$2,619	$3,940	$(1,321)	-34%

For the three months ended June 30, 2014, operating expenses decreased by $656,000 or 34% to $1,255,000, as compared to $1,911,000 for the three months ended June 30, 2013, resulting from:

•	A $319,000 decrease in employment expense ; primarily attributable to decreased in employee headcount to 41 at June 30, 2014 from 64 at June 30, 2013;

•	A $241,000 decrease in professional services - primarily attributable to a decrease in legal, accounting and consulting services compared to last year associated with our arbitration proceedings with Schlumberger pertaining to disputes to resolve certain financial issues contained in the 2009 exclusive reseller agreement;

•	A $25,000 decrease in rent and maintenance;

•	A $29,000 decrease in depreciation; and

•	A $42,000 decrease in other general and administrative.

For the six months ended June 30, 2014, operating expenses decreased by $1,321,000 or 34% to $2,619,000, as compared to $3,940,000 for the six months ended June 30, 2013, resulting from:

•	A $710,000 decrease in employment expense - primarily attributable to decreased employee headcount to 41 at June 30, 2014 from 64 at June 30, 2013;

•	A $476,000 decrease in professional services - primarily attributable to decrease in legal, accounting and consulting services compared to last year associated with our arbitration proceedings with Schlumberger pertaining to disputes to resolve certain financial issues contained in the 2009 exclusive reseller agreement;

•	A $46,000 decrease in rent and maintenance;

•	A $58,000 decrease in depreciation; and

•	A $31,000 decrease in other general and administrative.

OTHER INCOME (EXPENSE), NET

For the three months ended June 30, 2014, other expense, net decreased to $428,000 from $913,000 as compared to three months ended June 30, 2013. The decrease in other expense, net of $485,000 from the prior year period is primarily attributable to a decrease in our interest expense, net on debt obligations totaling $564,000, and offset with a decrease in our net derivative income of $66,000 and a decrease of $13,000 of gain on sale of assets. The derivative expense/income represents the net unrealized (non-cash) charge during the three months ended June 30, 2014 and 2013, in the fair value of our derivative instrument liabilities related to warrants and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately.

For the six months ended June 30, 2014, other expense, net decreased to $775,000 from $1,426,000 as compared to six months ended June 30, 2013. The decrease in other expense, net of $651,000 from the prior year period is primarily attributable to a decrease in our interest expense, net on debt obligations totaling $878,000, offset with a decrease in our net derivative income of $95,000, a decrease gain on sale of assets of $24,000 and a $108,000 loss on extinguishment of debt. The derivative expense/income represents the net unrealized (non-cash) charge during the six months ended June 30, 2014 and 2013, in the fair value of our derivative instrument liabilities related to warrants and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately.

COMPREHENSIVE LOSS

For the six months ended June 30, 2014, our total comprehensive loss was $2,038,000 compared to comprehensive loss of $3,912,000 for the six months ended June 30, 2013. The decreased comprehensive loss for the six months ended June 30, 2014, as compared to the comprehensive loss for three months ended June 30, 2013 is primarily attributable to the factors described above.

CASH FLOWS

Our operating activities decreased net cash used by operating activities to $60,000 in the six months ended June 30, 2014, compared to net cash used of $1,675,000 in the six months ended June 30, 2013. The decreased net cash used by operating activities was primarily attributable to accounts payable, accounts receivables and reduction of employee headcount and professional services as compared to June 30, 2013.

Our investing activities used net cash of $64,000 in the six months ended June 30, 2014, compared to net cash used of $133,000 in the six months ended June 30, 2013. The decrease in cash from investing activities is primarily attributable to a slower rollout of targeted oil and gas network upgrades.

Our financing activities provided net cash of $272,000 in the six months ended June 30, 2014, compared to $2,977,000 of cash used in the six months ended June 30, 2013. The cash provided in the six months ended June 30, 2014, was primarily associated with proceeds from debt financings.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2014, ours current assets totaled $1,401,000 (including cash and cash equivalents of $190,000); and total current liabilities were $6,603,000, resulting in negative working capital of $5,202,000. We funded our operations during the last six months primarily through borrowings. These borrowings during the six months ended June 30, 2014 were from our line of credit, net totaling $482,000 and convertible debt financing of $100,000.

DEBT FACILITIES AND INSTRUMENTS

In December 2013, the maturity date of the $12.0 million unsecured revolving credit facility with Angus Capital Partners, a related party, was extended from December 31, 2015 to December 31, 2017. The Company also renegotiated the interest rate from 12% per annum to 3% per annum retroactive to January 1, 2013. In consideration of the renegotiated interest rate, we have accepted the return and cancellation of 36,784 common shares (post-split) of our common stock issued for the Line of Credit conversions during 2013. Accordingly, we have reversed the payment of principal and interest of $2,158,000 in December 2013 and subsequently received the canceled shares in February 2014. The terms of the unsecured revolving credit facility allow us to draw upon the facility as financing requirements dictate and provide for quarterly interest payments at a 3% rate per annum. The payment of principal may be paid in cash, common shares or preferred shares at the Lender’s election. The payment of interest may only be paid in cash. At June 30, 2014, the outstanding balance on the line of credit totaled $4,347,000 leaving a remaining line of credit available of $7,653,000.

During the six months ended June 30, 2014, the outstanding principal balance of the Bonds totaled $311,000. The Bonds are due and payable upon maturity, a three-year period from the issuance date. Interest on the Bonds is payable at the rate of 7.5% per annum, and is payable semiannually. The Bondholder may require us to permit the Holder to convert the Bond (including any unpaid interest) into shares of Common Stock at any time only during the first year. If the Bonds are converted under this option, the Company will issue shares representing 100% of the Bond principal and unpaid interest calculated through maturity. The Common Stock issued under this option will be valued at the average closing price of the common shares for the five days prior to the notification. If the Bond is converted within the first year we will issue a three-year warrant to purchase one share of EBI Common Stock at a price of $4.00 for every $2.00 of Bond principal.

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

In November 2011, we entered into debt financing agreement with Dakota Capital Fund LLC, for financing of up to $3,000,000. During the fourth quarter of 2011, we received proceeds of $2,000,000 and had the option of additional funding of $1,000,000 for equipment purchases. This debt facility is secured by certain ERF Wireless assets and there is no prepayment penalty. At June 30, 2014, the outstanding balance on the debt financing agreement totaled $1,518,000 and we elected not to request any additional funds under this credit facility. The payment terms are $178,031 per quarter including interest, at an annual rate of 18% per annum plus 10% of positive operational cash flow as determined on a quarterly basis for repayment of additional principal beginning July 1, 2012. The funding was utilized to purchase equipment to build out networks in oil and gas exploration regions of North America.

On March 5, 2013, we entered into a six-month secured convertible promissory note secured debt financing agreement with Tonaquint, Inc. (“holder”), for $791,500, bearing interest at a rate of 12% per annum and matured on September 5, 2013. At June 30, 2014, the outstanding principal balance of the Tonaquint convertible promissory note totaled $764,000. The note includes an original issue discount (“OID”) of $65,000 based on the consideration funded, prepaid interest of $71,500 and $5,000 in legal and other expense. We also paid the holder an origination fee in the amount of $227,500 in 144 Stock (711 post-split shares) at the closing bid price on March 5, 2013, plus 125 post-split shares (valued at $40,000) of our common stock. The holder may require us to convert the outstanding principal balance (including any unpaid interest) into shares of restricted common stock at any time after the six-month term of the note. The common stock issued will be valued using a conversion factor of 80% of the average of the lowest two (2) trading prices for common shares during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. If the average two (2) lowest trading prices is less than $0.33, then the conversion factor will be reduced to 70%. The holder received the option to purchase five-year warrants expiring March 5, 2018 to purchase 371 shares of ERF common stock at an exercise price of $320.00 or the per-share price at which the common stock is sold in an underwritten public offering that closes on or before the date that is six (6) months from the issue date, as may be adjusted from time to time pursuant to the terms and conditions of this warrant. We are not in compliance with all the provisions of the note causing an automatic acceleration of the outstanding balance of $791,500 to $949,800. The note will accrue interest at a rate of 12% from September 5, 2013 until March 4, 2014 and thereafter at a rate of 18% per annum. The note is recorded as a current liability.

On March 20, 2013, we entered into a one-year unsecured promissory note debt financing agreement with JMJ Financial for (“JMJ”) up to $500,000 at the sole discretion of additional consideration with the Lender. The note includes a 10% original issue discount that is prorated based on the consideration funded. We also paid the holder an origination fee in the amount of $40,500 in 144 Stock (125 post-split shares) at the closing bid price of our common stock. As of June 30, 2014, we received funding of $300,000, bearing interest at a rate of 12% per annum and maturing in one year from the effective date of each payment. At June 30, 2014, the outstanding principal balance of the JMJ Financial convertible promissory note totaled $187,000 including OID. The conversion price is the lesser of $0.59 or 60% of the lowest trade price in the 25 trading days previous to the conversion. The note is recorded as a current liability.

On April 2, 2013, we entered into a nine-month secured convertible promissory note debt financing agreement with Willow Creek Capital, LLC, for $244,200, bearing interest at a rate of 12% per annum and matured on October 1, 2013. At June 30, 2014, the outstanding principal balance of the Willow Creek convertible promissory note totaled $182,000. The note also includes a 10% OID of $20,000 based on the consideration funded, prepaid interest of $22,200 and $2,000 in legal and other expense. We also paid holder an origination fee in the amount of $109,890 in 144 Stock (366 post-split shares) at the closing bid price of our common stock. The holder may require us to convert the outstanding principal balance (including any unpaid interest) into shares of restricted common stock at any time after the six-month term of the note. The common stock issued will be valued using a conversion factor of 80% the average of the lowest two (2) trading prices common shares during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. If the average two (2) lowest trading prices is less than $0.33, then the conversion factor will be reduced to 70%. The holder will be entitled to purchase from the us five-year warrants expiring April 2, 2018, to purchase 122 post-split shares of ERF common stock at an exercise price of $300.00 or the per-share price at which the common stock is sold in an underwritten public offering that closes on or before the date that is six (6) months from the issue date, as may be adjusted from time to time pursuant to the terms and conditions of this Warrant.

On April 4, 2013, we entered into a six-month secured convertible promissory note debt financing agreement with Vista Capital Investments, LLC, for $60,500, bearing interest at a rate of 12% per annum and matured on October 4, 2013. The note also includes a 10% OID of $5,000 based on the consideration funded and prepaid interest of $5,500. We also paid holder an origination fee in the amount of $21,175 in 144 Stock (84 post-split shares) at the closing bid price of our common stock. The holder may require us to convert the outstanding principal balance (including any unpaid interest) into shares of restricted common stock at any time after the six-month term of the note. The common stock issued will be valued using a conversion factor of 80% the average of the lowest two (2) trading prices of common shares during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. If the average two (2) lowest trading prices is less than $0.33, then the conversion factor will be reduced to 70%. The holder will be entitled to purchase from us five-year warrants expiring April 4, 2018, to purchase 36 post-split shares of ERF common stock at an exercise price of $320.00 or the per-share price at which the common stock is sold in an underwritten public offering that closes on or before the date that is six (6) months from the issue date, as may be adjusted from time to time pursuant to the terms and conditions of this Warrant. We are not in compliance with all the provisions of the note causing an automatic acceleration of the outstanding balance of $60,500 to $72,600. The note will accrue interest at a rate of 12% from October 4, 2013, until April 3, 2014 and thereafter at a rate of 18% per annum. At June 30, 2014, the outstanding principal balance of the Vista Capital convertible promissory note totaled $64,000.

On June 28, 2013, we entered into a twelve-month secured convertible promissory note debt financing agreement with TCA Global Credit Master Fund (TCA) for $1,500,000, bearing interest at a rate of 12% per annum and maturing July 28, 2014. Under a subsequent modified agreement dated March 25, 2014, TCA has agreed to restructure the agreement and extend the maturity date to November 15, 2014. In consideration of the restructured agreement, we agreed to a $75,000 and a $50,000 restructuring and advisory fee to be added to the sum of the principal balance including a $40,791 interest charge to be paid and nominal legal fees. The monthly principal and interest payments will be $149,609 per month. At June 30, 2014, the outstanding principal balance of the TCA Global convertible promissory note totaled $1,007,000. The note also includes $153,300 in commitment fees; due diligence fees; document review fees; service fees; legal; and other expense. The holder may require us to convert the outstanding principal balance (including any unpaid interest) into shares of restricted common stock at any time during the twelve months term of the note or thereafter. The common stock issued will be valued using a conversion factor of 85% of the average VWAP trading price during the five (5) trading day period ending on the latest complete trading day prior to the conversion date. Due to the restructuring of the note we incurred $108,000 loss on extinguishment of debt. The estimated debt accretion for the remainder of the 2014 will be $55,895.

On October 3, 2013, we entered into a twelve-month unsecured convertible promissory note debt financing agreement with Group 10 Holdings, LLC, for $157,500, bearing interest at a rate of 12% per annum and maturing October 2, 2014. The note also includes a 5% OID of $7,500 based on the consideration funded. We also paid holder a commitment fee in the amount of $45,000 in 144 Stock (1,125 post-split shares) at the closing bid price of our common stock. The holder may require us to convert the outstanding principal balance (including any unpaid interest) into shares of restricted common stock at any time after the twelve-month term of the note. The common stock issued will be valued using a conversion factor of 55% multiplied by the lowest closing bid price of the (20) trading days prior to the conversions, which represents a discount rate of 45%. The estimated debt accretion for the remainder of 2014 is $84,886. The note will accrue interest at a rate of 12% from October 3, 2013, until October 2, 2014, and thereafter at a rate of 18% per annum. At June 30, 2014, the outstanding principal balance of the Group 10 convertible promissory note totaled $136,000.

On June 26, 2014, we entered into a nine-month unsecured convertible promissory note debt financing agreement with KBM World Wide Inc. for $103,500, bearing interest at a rate of 8% per annum and maturing March 27, 2015. The holder may require us to convert the outstanding principal balance (including any unpaid interest) into shares of restricted common stock at any time after 180 days following the date of this note and ending on final payment of the convertible note. The common stock issued will be valued using a conversion factor of 61% multiplied by the lowest three trading prices of the ten (10) trading days prior to the conversion date, which represents a discount rate of 39%. The estimated debt accretion for subsequent years is $61,296 and $28,649 for years ending December 31, 2014 and 2015, respectively. The note will accrue interest at a rate of 8% from June 26, 2014, until March 27, 2015, and thereafter at a rate of 22% per annum. At June 30, 2014, the outstanding principal balance of the KBM World Wide Inc. convertible promissory note totaled $103,500.

ISSUANCE OF COMMON STOCK

During the three months ended June 30, 2014, we issued to various accredited investors 3,168,373 shares for interest, services rendered and debt conversions. We relied on Section 4(2) of the Securities Act in effecting these transactions. There was not a registration statement for Form S-8.

During the six months ended June 30, 2014, we issued to various accredited investors 3,544,415 shares for interest, services rendered and debt conversions. We relied on Section 4(2) of the Securities Act in effecting these transactions. During the six months ended June 30, 2014, we issued 26,362 shares of common stock for fractional share roundup due to 400 to 1 reverse affected in December 2013. There was not a registration statement on Form S-8.

USE OF WORKING CAPITAL

We believe our cash and available credit facilities afford us adequate liquidity through June 30, 2015. We anticipate that we will need additional capital in the future to continue to expand our business operations. We have historically financed our operations through private equity and debt financings. We do not have any commitments for equity or debt funding at this time, and additional funding may not be available to us on favorable terms, if at all. As such, there is no assurance that we can raise additional capital from external sources, the failure of which could cause us to curtail operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2014, the Company did not have any significant off-balance-sheet arrangements other than certain office and tower facility operating leases requiring minimal commitments under non-cancelable leases disclosed in the Form 10-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Depreciation is computed by applying the straight-line method over the estimated useful lives that are generally three to seven years.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Following the review, the Chief Executive Officer and Chief Financial Officer added upgrades to the disclosure controls and procedures. Based on the foregoing, and after the upgrades, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Item 1 of the Company’s Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on April 15, 2014. Additionally, as a Smaller Reporting Company, we are not required to provide risk factors in our periodic reports.

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

With respect to issuances made pursuant to Regulation D of the Securities Act, we determined that each purchaser was an "accredited investor" as defined in Rule 501(a) under the Securities Act, or if such investor was not an accredited investor, that such investor received the information required by Regulation D.

All sales of the Company's securities were made by our officers who received no commission or other remuneration for the solicitation of any person in connection with the respective sales of securities described above. The recipients of securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions.

Common Stock Issued for Interest, Services and Debt Conversions

In April 2014, we issued 941,373 shares of our Common Stock at an average price of $0.16 for interest and debt conversions.

In May 2014, we issued 700,000 shares of our Common Stock at an average price of $0.22 for interest and debt conversions.

In June 2014, we issued 1,527,000 shares of common stock at an average price of $0.47 for interest, services and debt conversions.

Common Stock Issued Upon Conversion of Series A Preferred Stock

On April, 2014, an accredited investor acquired 165,000 shares of common stock pursuant to Preferred A Conversions.

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

ERF Wireless, Inc.

By:      /s/H. Dean Cubley
             H. Dean Cubley
             Chief Executive Officer
Date:    August 19, 2014

By:      /s/, R. Greg Smith
             R. Greg Smith
            Chief Financial Officer
Date:    August 19, 2014

