Form 10-Q/A
period 2014-06-30
ERF Wireless, Inc.
filed 2014-08-19
CIK 1020646

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

EXPLANATORY NOTE

On August 19, 2014, the Company filed its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 (the “Original Report”). In preparing the EDGARized version, the Company’s EDGAR vendor inadvertently checked the box on the facing page indicating that it was a shell company as defined in Rule 12b-2 of the Exchange Act when in fact the Company was not a shell company. This Amendment No. 1 to the original Form 10-Q is being filed solely for the purpose of correcting the shell company disclosure on the facing page.

Except as described above, this Form 10-Q Amendment does not amend or update any information contained in the Original Report to reflect events occurring subsequent to the original filing dates or otherwise.

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

