Form 10-Q/A
period 2014-06-30
ERF Wireless, Inc.
filed 2014-08-20
CIK 1020646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 2 to

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

EXPLANATORY NOTE

This Amendment No. 2 to the Quarterly Report on Form 10-Q is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. Other than Amendment No. l where the Company corrected an error on the facing page. No other changes have been made to the Form 10-Q, as originally filed on August 19, 2014.

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
Date:    August 20, 2014

By:      /s/, R. Greg Smith
             R. Greg Smith
            Chief Financial Officer
Date:    August 20, 2014