Form 10-Q
period 2014-09-30
ERF Wireless, Inc.
filed 2014-11-19
CIK 1020646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 36,320,832 common shares issued and outstanding as of November 19, 2014.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ERF WIRELESS, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2014, AND DECEMBER 31, 2013
($ in thousands except share data)

Unaudited

	September 30	December 31,
	2014	2013

ASSETS
Current assets
Cash and cash equivalents	$179	$42
Accounts receivable, net	455	1,001
Accounts receivable, other	1,046	489
Inventories	269	264
Prepaid expenses and other current assets	142	286
Total current assets	2,091	2,082

Property and equipment
Property and equipment	7,635	12,142
Less: accumulated depreciation	(6,196)	(9,365)
Net property and equipment	1,439	2,777

Goodwill	–	176
Other assets	63	37

Total assets	$3,593	$5,072

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Notes payable and current portion of long-term debt	$2,953	$3,183
Current portion of long-term capital leases	92	252
Accounts payable	1,218	1,299
Accrued expenses	1,107	1,158
Derivative liabilities	216	677
Deferred revenue	23	13
Total current liabilities	5,609	6,582

Line of credit (LOC)	–	4,281
Long-term debt, net of current portion	4,683	1,024
Long-term capital leases, net of current portion	141	174
Total liabilities	10,433	12,061

Commitments

Shareholders’ deficit:
Preferred stock - $0.001 par value, 25,000,000 authorized Series A designated 10,000,000 shares issued and outstanding at September 30, 2014 and December 31, 2013, 9,215,129 and 9,930,982 shares, respectively	9	10
Common stock - $0.001 par value authorized 975,000,000 shares issued and outstanding at September 30, 2014 and December 31, 2013, 14,520,177 and 111,633 shares, respectively	15	–
Additional paid in capital	57,695	56,177
Accumulated deficit	(64,659)	(63,276)
Accumulated other comprehensive loss	(32)	(32)
Total ERF Wireless, Inc. shareholders’ deficit	(6,972)	(7,121)
Non-controlling interest	132	132
Total shareholders’ deficit	(6,840)	(6,989)

Total liabilities and shareholders' deficit	$3,593	$5,072

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED September 30, 2014 AND 2013

(Unaudited)
($ in thousands except loss per share)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013

Sales:
Products	$1	$38	$40	$49
Services	1,361	1,765	4,548	5,230
Total sales	1,362	1,803	4,588	5,279

Cost of goods sold:
Products and integration services	397	412	1,037	1,171
Rent, repairs and maintenance	237	212	652	605
Depreciation	376	435	1,190	1,306
Total cost of goods sold	1,009	1,059	2,879	3,082
Gross profit	353	744	1,709	2,197
Operating expenses:
Selling, general and administrative	1,247	1,841	3,819	5,677
Depreciation	22	51	68	155
Total operating expenses	1,268	1,892	3,887	5,832
Loss from operations	(916)	(1,148)	(2,178)	(3,635)
Other income (expenses):
Interest expense, net	(554)	(1,479)	(1,466)	(3,268)
Derivative income	119	8	363	347
Loss on extinguishment of debt	–	–	(108)	–
Gain on sale of assets	2,006	–	2,006	24
Total other (expens) income	1,571	(1,471)	795	(2,897)
Consolidated net loss	655	(2,619)	(1,383)	(6,532)

Net income (loss) attributable to non-controlling interest	0	(2)	–	(1)
Net loss attributable to ERF Wireless, Inc.	655	(2,621)	(1,383)	(6,533)
Basic income (loss) per common share:
Net income (loss)	$0.25	$(0.22)	$(0.91)	$(0.69)
Net loss attributable to ERF Wireless, Inc.	$0.25	$(0.22)	$(0.91)	$(0.69)

Fully diluted income (loss) per common share:
Net income (loss)	$0.01	$(0.22)	$–	$(0.69)
Net loss attributable to ERF Wireless, Inc.	$0.01	$(0.22)	$–	$(0.69)

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)
($ in thousands)

	2014	2013

Cash flows from operating activities
Net loss	$(1,383)	$(6,532)

Adjustments to reconcile net loss to net cash used by operating activities:
Gain on sale of assets	(2,006)	(24)
Loss on extinguishment of debt	108	–
Amortization of debt discount	597	1,796
Depreciation	1,258	1,461
Stock issued for services rendered, interest and compensation	133	1,325
Derivative income	(244)	(347)
Bad debt expense	75	30
Changes in:	–
Accounts receivable, net	471	116
Accounts receivable, other	(82)	(301)
Inventories	(5)	58
Prepaid expenses and other current assets	144	114
Costs and profits in excess of billings	–	35
Accounts payable	89	(220)
Accrued expenses	162	54
Deferred revenue	10	1
Total adjustments	710	4,098
Net cash (used) by operating activities	(673)	(2,434)

Cash flows from investing activities
Purchase of property and equipment	(115)	(221)
Proceeds from sale of operations	522	–
Proceeds from sale of assets	–	34
Change in other assets	(26)	–
Net cash used by investing activities	381	(187)

Cash flows from financing activities
Net proceeds from line of credit	540	798
Proceeds from long-term debt obligations	267	2,966
Payment of long-term debt obligations	(185)	(1,015)
Payment on capital lease obligations	(193)	(136)
Net cash provided by financing activities	429	2,613

Net change in cash and cash equivalents	137	(8)
Cash and cash equivalents at the beginning of the period	42	118
Cash and cash equivalents at the end of the period	$179	$110

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest	$113	$210
Income taxes	$–	$–

Supplemental non-cash investing and financing activities:
Conversion of debt through issuance of common stock	$309	$1,203
Conversion of preferred stock to common stock	$–	$250
Conversion of LOC and interest through issuance of common stock	$717	$1,733
Property and equipment financed with debt and capital leases	$–	$238

See accompanying notes to consolidated financial statements.

ERF WIRELESS., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

NOTE 2 – DEBT CONVERSION

(a) LINE OF CREDIT

During the nine months ended September 30, 2014, the Company issued 7,952,487 shares of its common stock for the settlement of $761,689.05 of principal owed to Angus Capital Partners. The Company issued common stock at an average price of $.096 per share calculated based on the closing price the day the debt was settled. Of the 7,952,487shares of common stock issued a total of 4,226,487 were issued to third parties that had acquired a portion of the Angus Capital Partners debt in private transactions. [I show a total of 10,185,062 shares in just the third quarter.]

(b) Other Debt

During the nine months ended September 30, 2014, the Company issued 624,845 and 424,369 shares of its Common Stock for the settlement of principal amount of $127,512 and $98,518.00 of accrued interest, respectively, for a total of $226,030. The Company issued Common Stock at an average price of $.22 per share calculated based on the closing price the day the debt was settled.

ERF WIRELESS., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

Common Stock

As of September 30, 2014 and December 31, 2013, there were 14,520,177 and 111,633 net shares of its Common Stock issued and outstanding, respectively.

During the nine months ended September 30, 2014, the Company issued 14,408,544 net shares of Common Stock, which was valued at the closing market price on the date of issuance of such shares, which were issued in lieu of cash.

Preferred Stock

The Company has 25,000,000 shares of Preferred Stock authorized of which 10,000,000 shares had been designated as Series A Preferred Stock (“Series A Preferred Stock”). There were 9,215,129 shares of Series A Preferred Shares issued and outstanding at September 30, 2014 and 9,930,982 at December 31, 2013. With respect to the Series A Preferred Stock outstanding at September 30, 2014, the Company would be required to issue 9,215,129 shares of its Common Stock upon conversion.

ERF Wireless, Inc Distribution of EBI Equities to Non-controlling Interest

As of September 30, 2014, the Company had issued 725,611 shares of EBI as a stock dividend and three year warrant expiring December 31, 2014, to purchase 725,611 shares of EBI Common Stock at an exercise price of $4.00 per share and three year warrant expiring December 31, 2014, to purchase 725,611 shares of EBI Common Stock at an exercise price of $6.00; such issuances are valued at $107,000. The Company expects to issue the remaining stock dividends during calendar year 2014. No stock dividends were issued during the nine months ended September 30, 2014.

ERF WIRELESS., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

NOTE 4 – EARNINGS PER SHARE: [we will update ourselves. We will update this page ourselves. We will need entire page.]

The following table sets forth the computation of basic and diluted earnings per share of Common Stock (in thousands, except per share amount):

	For the three months ended September 30, 2014
	Net loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income	$655	2,645	$0.25
Net income attributable to ERF Wireless, Inc.	$655	2,645	$0.25
Diluted EPS:
Effect of dilutive securities		84,942	–
Net income	655	87,587	$0.01
Net income attributable to ERF Wireless, Inc.	$655	87,587	$0.01

	For the three months ended September 30, 2013
	Net loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net loss	$(2,619)	12,077	$(0.22)
Net loss attributable to ERF Wireless, Inc.	$(2,621)	12,077	$(0.22)

	For the nine months ended September 30, 2014
	Net loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic and diluted EPS:
Net loss	$(1,383)	1,521	$(0.91)
Net loss attributable to ERF Wireless, Inc.	$(1,383)	1,521	$(0.91)

	For the nine months ended September 30, 2013
	Net loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic and diluted EPS:
Net loss	$(6,532)	9,505	$(0.69)
Net loss attributable to ERF Wireless, Inc.	$(6,533)	9,505	$(0.69)

NOTE 5 – MAJOR CUSTOMERS

The Company had gross sales of $4,587,833 and 5,279,181 for the nine months ended September 30, 2014 and 2013, respectively. The Company had two customers that met the required disclosure of 10% that represented 28% and 12% of the gross sales during the nine months ended September 30, 2014. Additionally, the Company had two customers that met the required disclosure of 10% that represented 28% and 12% of the gross sales during the nine months ended September 30, 2013.

ERF WIRELESS., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

NOTE 6 – NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASES

Notes payable, long-term debts and capital leases consist of the following as of September 30, 2014 (in thousands):

	Terms	Maturity Date	Interest Rate	Gross Balance	Debt Discount	Balance
Banc leasing, Inc.	$10,660 / Month including interest	January-15	11.62%	$42	$–	$42
Advantage leasing associates	$8,269 / Month including interest	Various	Various	47	–	47
Legacy laser services Dallas, LLC	$9,947 / Month including interest	May-16	42.00%	144	–	144
KBM World Wide, Inc.	$103,500 / Month including interest	March-15	8.00%	189	159	30
Tonaquint	$950,400 / Lump sum payment including interest	Immediately due and payable	12.00%	734	–	734
JMJ Financial	$330,000 / Lump sum payment including interest	March-14	12.00%	142	–	142
Vista capital	$72,600 / Lump sum payment including interest	Immediately due and payable	12.00%	40	–	40
Willow creek capital	$293,040 / Lump sum payment including interest	Immediately due and payable	12.00%	202	–	202
TCA global line of credit	$149,609 / Month including interest	July-14	12.00%	–	–	–
Group 10	$157,500 / Month including interest	July-14	12.00%	94	–	94
Investor financing	$495,000 / Lump sum payment including interest	April-14	12.00%	548	–	548
Premium assignment	$2,063 / Month including interest	September-14	5.68%	–	–	–
Dakota capital equipment financing	$178,031 / Quarterly including interest	March-16	12.00%	1,518	2	1,516
Union Capital/Adar Bays	$100,000 / Lump Sum including interest	July-15	10.00%	100	100	–
E-bond investor notes	3 years/ Semiannual interest (See below)	Various	7.50%	311	36	275
Line of credit	2 years/ Quarterly interest (See below)	December-16	3.00%	4,049	–	4,049
Total debt				$8,160	$297	7,863
Less current maturities						(3,045)
Long-term debt						$4,818

ERF WIRELESS., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

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

Line of Credit

In December 2013, the maturity date of the $12.0 million unsecured revolving credit facility with Angus Capital Partners, a related party, was extended from December 31, 2015 to December 31, 2017. The Company also renegotiated the interest rate from 12% per annum to 3% per annum retroactive to January 1, 2013. The Company in consideration has accepted the return and cancellation of 36,784 common shares (post-split) of Company common stock issued for the Line of Credit conversions during 2013. The Company has accordingly reversed the payment of principal and interest of $2,158,000 in December 2013 and subsequently received the canceled shares in February 2014. The terms of the unsecured revolving credit facility allow the Company to draw upon the facility as financing requirements dictate and provide for quarterly interest payments at a 3% rate per annum. The payment of principal may be paid in cash, common shares or preferred shares at the Lender’s election. The payment of interest may only be paid in cash. At September 30, 2014, the outstanding balance on the line of credit totaled $4,049,397.80 leaving a remaining line of credit available of $7,950,602.20. Under the terms of the Angus Capital Partners credit facility all or a portion of the master note may be used by Angus Capital Partners as collateral or may be sold to third parties in a private transaction with the consent of the Company. Such private sales among third parties have previously been concluded by Angus Capital Partners between IBC and CP US and reported by the Company. The Company has subsequently repurchased and cancelled the remaining balances of these two resold notes.

During the nine months ended September 30, 2014, the Company issued 7,952,487 shares of its common stock for the settlement of $761,689.05 of principal owed to Angus Capital Partners. The Company issued common stock at an average price of $.096 per share calculated based on the closing price the day the debt was settled. Of the 7,952,487 shares of common stock issued, a total of 4,226,487 were issued to third parties that had acquired a portion of the Angus Capital Partners debt in private transactions.

ERF WIRELESS., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

E-Series Bond Investor Note

During the nine months ended September 30, 2014, the outstanding principal balance of the Bonds totaled $311,000. The Bonds are due and payable upon maturity, a three-year period from the issuance date. Interest on the Bonds is payable at the rate of 7.5% per annum, and is payable semiannually. The Bondholder may require the Company to convert the Bond (including any unpaid interest) into shares of Common Stock at any time only during the first year. If the Bonds are converted under this option, the Company will issue shares representing 100% of the Bond principal and unpaid interest calculated through maturity. The Common Stock issued under this option will be valued at the average closing price of the common shares for the five days prior to the notification. If the Bond is converted within the first year the Company will issue a three-year warrant to purchase one share of EBI Common Stock at a price of $4.00 for every $2.00 of Bond principal.

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

The Bonds were determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature and the redemption option (compound embedded derivative liability). At the date of issuance of the Bond, compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the statement of operations. The Company uses the effective interest method to record interest expense from the accretion of the debt discount and from the accretion of unamortized discount upon conversion, which totaled $146,174 for the nine months ended September 30, 2014.

The following table summarizes the Bond debt activity for the period from January 1, 2014 through September 30, 2014:

Description	Bonds	Compound Derivative Liability	Total

Fair value at December 31, 2013	$128,762	$39,730	$168,492
Change in fair value	146,238	(36,484)	109,754
Conversions	–	–	–
Fair value at September 30, 2014	$275,000	$3,246	$278,246

The Company recorded derivative income of $36,484 for the nine months ended September 30, 2014.

ERF WIRELESS., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Dakota Capital Fund LLC Equipment Financing

In November 2011, the Company entered into debt financing agreement with Dakota Capital Fund LLC, for financing of up to $3,000,000. During the fourth quarter of 2011, the Company received proceeds of $2,000,000 and had the option of additional funding of $1,000,000 for equipment purchases. This debt facility is secured by certain ERF Wireless assets and there is no prepayment penalty. At September 30, 2014, the outstanding balance on the debt financing agreement totaled $1,518,000 and the Company has elected not to request any additional funds under this credit facility. The payment terms are $178,031 per quarter including interest, at an annual rate of 18% per annum plus 10% of positive operational cash flow as determined on a quarterly basis for repayment of additional principal beginning July 1, 2012. The funding was utilized to purchase equipment to build out networks in oil and gas exploration regions of North America.

The Company issued 30,000 shares of Common Stock for the consummation of the initial $2,000,000 debt financing agreement from Dakota Capital Fund LLC resulting in a debt discount of $93,600. The Company uses the effective interest method to record interest expense from the accretion of the debt discount and accretes the unamortized discount upon conversion which totaled $22,459 for the nine months ended September 30, 2014. The estimated debt accretion for the remainder of 2014 is $2,152.

Investor Financing Loan

On July 13, 2012, the Company entered into a three-month secured debt financing agreement with certain individuals for $1,000,000 with an interest rate of 12% per annum. Under a subsequent modified agreement dated April 2014, as amended, the maturity date has been extended from April 15, 2014 to October 15, 2014. Both parties under the amendment agreed to apply the Dakota Capital Fund payment of $181,235 including interest as a subset to the bridge note. The Company has also renegotiated the subset interest rate from .5% interest per day on a 360 day calendar year to 12% rate per annum retroactive to March 23, 2013. The Company in consideration has accepted the return and cancellation of 796 common shares (post-split) of Company common stock issued during the third quarter of 2013 for interest. The Company also agreed to additional consideration of 5,000 of preferred A shares to be issued as long as the note remains unpaid and to be remitted once the note is paid in full. The Company has agreed to add a $50,000 penalty to principal in January 2014 for the consideration of the extension of the note. The Company has accordingly reversed the payment of interest of $159,259 in December 2013. The Company has agreed to add an additional $25,000 penalty to principal in April 2014 for the extension of the note to October 2015. In addition, the Company will pay $1,500 toward the bridge loan interest on the 1st and 15th of each month beginning May 15, 2014 until loan is fully paid. At September 30, 2014, the outstanding principal balance totaled $548,000.

Tonaquint Convertible Promissory Note

On March 5, 2013, the Company entered into a six-month secured convertible promissory note secured debt financing agreement with Tonaquint, Inc. (“holder”), for $791,500, bearing interest at a rate of 12% per annum and matured on September 5, 2013. At September 30, 2014, the outstanding principal balance of the Tonaquint convertible promissory note totaled $734,000. The note includes an original issue discount (“OID”) of $65,000 based on the consideration funded, prepaid interest of $71,500 and $5,000 in legal and other expense. The Company also paid holder an origination fee in the amount of $227,500 in 144 Stock (711 post-split shares) at the closing bid price on March 5, 2013, plus 125 post-split shares (valued at $40,000) of the Company’s common stock. The holder may require the Company to convert the outstanding principal balance (including any unpaid interest) into shares of restricted common stock at any time after the six-month term of the note. The common stock issued will be valued using a conversion factor of 80% of the average of the lowest two (2) trading prices for common shares during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. If the average two (2) lowest trading prices is less than $0.33, then the conversion factor will be reduced to 70%. The holder received the option to purchase five-year warrants expiring March 5, 2018 to purchase 371 shares of ERF common stock at an exercise price of $320.00 or the per-share price at which the common stock is sold in an underwritten public offering that closes on or before the date that is six (6) months from the issue date, as may be adjusted from time to time pursuant to the terms and conditions of this warrant. The Company is not in compliance with all the provisions of the note causing an automatic acceleration of the outstanding balance of $791,500 to $949,800. The note will accrue interest at a rate of 12% from September 5, 2013 until March 4, 2014 and thereafter at a rate of 18% per annum. The note is recorded as a current liability.

ERF WIRELESS., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

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

The following table summarizes the convertible debt activity for the period from January 1, 2014 through September 30, 2014:

Description	Tonaquint	Warrant Compound Derivative Liability	Compound Derivative Liability	Total
Fair value at December 31, 2013	$793,368	$96	$80,569	$874,033
Change in fair value	–	(96)	(45,500)	(45,596)
Conversions	(59,343)	–	–	(59,343)
Fair value at September 30, 2014	$734,025	$–	$35,069	$769,094

The Company recorded derivative income of $17,391 for the nine months ended September 30, 2014.

JMJ Financial Convertible Promissory Note

On March 20, 2013, the Company entered into a one year unsecured promissory note debt financing agreement with JMJ Financial for (“JMJ”) up to $500,000 at the sole discretion of additional consideration with the Lender. The note includes a 10% original issue discount that is prorated based on the consideration funded. The Company also paid holder an origination fee in the amount of $40,500 in 144 Stock (125 post-split shares) at the closing bid price of the Company’s common stock. As of September 30, 2014 the Company has received funding of $300,000, bearing interest at a rate of 12% per annum and maturing in one year from the effective date of each payment. At September 30, 2014, the outstanding principal balance of the JMJ Financial convertible promissory note totaled $142,281. The conversion price is the lesser of $0.59 or 60% of the lowest trade price in the 25 trading days previous to the conversion. The note is recorded as a current liability.

The JMJ promissory note was determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature, conversion price reset feature and the redemption option (compound embedded derivative liability). At the date of issuance of the JMJ note, compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the statement of operations. The Company uses the effective interest method to record interest expense from the accretion of the debt discount and from the accretion of unamortized discount upon conversion, which totaled $179,451 for the nine months ended September 30, 2014.

The following table summarizes the convertible debt activity for the period from January 1, 2014 through September 30, 2014:

Description	JMJ	Compound Derivative Liability	Total

Fair value at December 31, 2013	$58,363	$134,113	$192,476
Change in fair value	174,009	(131,383)	42,626
Conversions	(90,091)	–	(90,091)
Fair value at September 30, 2014	$142,281	$2,730	$145,011

The Company recorded derivative income of $99,783 for the nine months ended September 30, 2014.

ERF WIRELESS., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Willow Creek Capital Convertible Promissory Note

On April 2, 2013, the Company entered into a nine-month secured convertible promissory note debt financing agreement with Willow Creek Capital, LLC, for $244,200, bearing interest at a rate of 12% per annum and matured on October 1, 2013. At September 30, 2014, the outstanding principal balance of the Willow Creek convertible promissory note totaled $182,000. The note also includes a 10% OID of $20,000 based on the consideration funded, prepaid interest of $22,200 and $2,000 in legal and other expense. The Company also paid holder an origination fee in the amount of $109,890 in 144 Stock (366 post-split shares) at the closing bid price of the Company’s common stock. The holder may require the Company to convert the outstanding principal balance (including any unpaid interest) into shares of restricted common stock at any time after the six months term of the note. The common stock issued will be valued using a conversion factor of 80% the average of the lowest two (2) trading prices common shares during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. If the average two (2) lowest trading prices is less than $0.33, then the conversion factor will be reduced to 70%. The holder will be entitled to purchase from the Company five year warrants expiring April 2, 2018 to purchase 122 post-split shares of ERF common stock at an exercise price of $300.00 or the per-share price at which the common stock is sold in an underwritten public offering that closes on or before the date that is six (6) months from the issue date, as may be adjusted from time to time pursuant to the terms and conditions of this Warrant.

The Willow Creek promissory note was determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature; conversion price full ratchet reset feature and the redemption option (compound embedded derivative liability). At the date of issuance of the Willow Creek note, compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the statement of operations. The Company used the effective interest method to record interest expense from the accretion of the debt discount and from the accretion of unamortized discount upon conversion. The Company is not in compliance with all the provisions of the note causing an automatic acceleration of the outstanding balance of $244,200 to $293,040. At September 30, 2014, the outstanding principal balance of the JMJ Financial convertible promissory note totaled $142,281. The note will accrue interest at a rate of 12% from October 1, 2013 until April 1, 2014 and thereafter at a rate of 18% per annum. The note is recorded as a current liability.

The following table summarizes the convertible debt activity for the period from January 1, 2014 through September 30, 2014:

Description	Willowcreek	Compound Derivative Liability	Total

Fair value at December 31, 2013	$227,800	$51,276	$279,076
Change in fair value	–	(40,943)	(40,943)
Conversions	(26,183)	–	(26,183)
Fair value at September 30, 2014	$201,617	$10,333	$211,950

The Company recorded derivative expense of $13,824 for the nine months ended September 30, 2014.

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

The Vista promissory note was determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature; conversion price full ratchet reset feature and the redemption option (compound embedded derivative liability). At the date of issuance of the Vista note, compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the statement of operations. The Company used the effective interest method to record interest expense from the accretion of the debt discount and from the accretion of unamortized discount upon conversion. The Company is not in compliance with all the provisions of the note causing an automatic acceleration of the outstanding balance of $60,500 to $72,600. The note will accrue interest at a rate of 12% from October 4, 2013 until April 3, 2014 and thereafter at a rate of 18% per annum. At September 30, 2014, the outstanding principal balance of the Vista Capital convertible promissory note totaled $40,343.

ERF WIRELESS., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

The following table summarizes the convertible debt activity for the period from January 1, 2014 through September 30, 2014:

Description	Vista	Compound Derivative Liability	Total

Fair value at December 31, 2013	$50,558	$37,516	$88,074
Change in fair value	–	(34,505)	(34,505)
Conversions	(10,215)	–	(10,215)
Fair value at September 30, 2014	$40,343	$3,011	$43,354

The Company recorded derivative income of $31,825 for the nine months ended September 30, 2014.

TCA Global Convertible Promissory Note

On June 28, 2013, the Company entered into a twelve-month secured convertible promissory note debt financing agreement with TCA Global Credit Master Fund (TCA) for $1,500,000, bearing interest at a rate of 12% per annum and maturing July 28, 2014. Under a subsequent modified agreement dated March 25, 2014, TCA has agreed to restructure the agreement and extend the maturity date to November 15, 2014. The Company in consideration has agreed to a $75,000 and a $50,000 restructuring and advisory fee to be added to the sum of the principal balance including a $40,791 interest charge to be paid and nominal legal fees. The monthly principal and interest payments will be $149,609 per month. At September 30, 2014, the outstanding principal balance of the TCA Global convertible promissory note totaled $1,007,000. The note also includes $153,300 in commitment fees; due diligence fees; document review fees; service fees; legal; and other expense. The holder may require the Company to convert the outstanding principal balance (including any unpaid interest) into shares of restricted common stock at any time during the twelve months term of the note or thereafter. The common stock issued will be valued using a conversion factor of 85% the average VWAP trading price during the five (5) trading day period ending on the latest complete trading day prior to the conversion date. Due to the restructuring of the note the Company incurred $108,000 loss on extinguishment of debt.

The TCA Global promissory note was determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature and the redemption option (compound embedded derivative liability). At the date of issuance of the TCA Global note, compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the statement of operations. The Company used the effective interest method to record interest expense from the accretion of the debt discount and from the accretion of unamortized discount upon conversion that totaled $43,416 for the nine months ended September 30, 2014. On September 16, 2014 the TCA Global note was completely paid off by the Company at a price of $1,165,222.

The following table summarizes the convertible debt activity for the period from January 1, 2014 through September 30, 2014:

Description	TCA Global	Compound Derivative Liability	Total

Fair value at December 31, 2013	$915,440	$28,716	$944,156
Fair value issuances at inception	161,713	(28,716)	132,997
Change in fair value	(70,153)	–	(70,153)
Conversions	(1,007,000)	–	(1,007,000)
Fair value at September 30, 2014	$–	$–	$–

The Company recorded derivative expense of $49,937 for the nine months ended September 30, 2014.

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

The Group 10 Holdings promissory note was determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature; conversion price full ratchet reset feature and the redemption option (compound embedded derivative liability). At the date of issuance of the Group 10 note, compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the statement of operations. The Company uses the effective interest method to record interest expense from the accretion of the debt discount and from the accretion of unamortized discount upon conversion that totaled $143,497 for the nine months ended September 30, 2014. The note will accrue interest at a rate of 12% from October 3, 2013 until October 2, 2014 and thereafter at a rate of 18% per annum. At September 30, 2014, the outstanding principal balance of the Group 10 convertible promissory note totaled $94,000. Subsequent to September 30, 2014 the Group 10 Note was completely paid at a price of $85,290.

ERF WIRELESS., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

The following table summarizes the convertible debt activity for the period from January 1, 2014 through September 30, 2014:

Description	Group 10	Compound Derivative Liability	Total
Fair value at December 31, 2013	$14,155	$304,519	$318,674
Change in fair value	143,497	(301,081)	(157,584)
Conversions	(63,944)	–	(63,944)
Fair value at September 30, 2014	$93,708	$3,438	$97,146

The Company recorded derivative income of $135,120 for the nine months ended September 30, 2014.

KBM World Wide Inc. Convertible Promissory Note

On June 26, 2014, the Company entered into a nine-month unsecured convertible promissory note debt financing agreement with KBM World Wide Inc. for $103,500, bearing interest at a rate of 8% per annum and maturing March 27, 2015. On August 18 and August 28, 2014, the Company expanded the initial relationship with KBM in non-material amounts by entering into a nine-month unsecured convertible promissory note debt financing agreement with KBM World Wide Inc. for $53,000, bearing interest at a rate of 8% per annum and maturing May 18, 2015 and a nine-month unsecured convertible promissory note debt financing agreement with KBM World Wide Inc. for $32,500, bearing interest at a rate of 8% per annum and maturing May 28, 2015. The holder may require the Company to convert the outstanding principal balance (including any unpaid interest) into shares of restricted common stock at any time after 180 days following the date of this note and ending on final payment of the convertible note. The common stock issued will be valued using a conversion factor of 61% multiplied by the lowest three trading prices of the (10) trading days prior to the conversion date, which represents a discount rate of 39%.

The KBM World Wide Inc. promissory notes were determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature; conversion price full ratchet reset feature and the redemption option (compound embedded derivative liability). At the date of issuance of the KBM World Wide Inc. notes, compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the statement of operations. The Company uses the effective interest method to record interest expense from the accretion of the debt discount and from the accretion of unamortized discount upon conversion that totaled $19,516 for the nine months ended September 30, 2014. The estimated debt accretion for subsequent years is $46,500 and $106,593 for years ending December 31, 2014, and 2015, respectively. The notes will accrue interest at a rate of 8% from their inception until nine months later and thereafter at a rate of 22% per annum. At September 30, 2014, the outstanding principal balance of the KBM World Wide Inc. convertible promissory notes totaled $189,000.

The following table summarizes the convertible debt activity for the period from January 1, 2014 through September 30, 2014:

Description	KBM World Wide	Compound Derivative Liability	Total
Fair value issuances at inception	$103,500	$91,277	$194,777
Fair value issuances during 2014 (debt discount)	(91,277)	–	(91,277)
Change in fair value	13,683	(52,834)	(39,151)
Conversions	–	–	–
Fair value at September 30, 2014	$25,906	$38,443	$64,349

The Company recorded derivative income of $72,053 for the nine months ended September 30, 2014.

Union Capital/Adar Bays Convertible Promissory Note

On August 4, 2014, the Company entered into two twelve-month unsecured $50,000 convertible promissory notes totaling $100,000 for a dual debt financing agreement with the combination of Union capital LLC and Adar Bays LLC bearing interest at a rate of 10% per annum and maturing August 15, 2015. The Company will pay principal and interest due on the notes before or on the maturity date. The holders may require the Company to convert the outstanding principal balance (including any unpaid interest) into shares of common stock without a legend at any time after 180 days following the date of these notes. The common stock issued will be valued using a conversion factor of 55% multiplied by the lowest daily closing bid price for the (15) trading days prior to the conversion date.

The notes were determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature and the redemption option (compound embedded derivative liability). At the date of issuance of the notes, compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the statement of operations. The Company used the effective interest method to record interest expense from the accretion of the debt discount and from the accretion of unamortized discount upon conversion that totaled $0 for the nine months ended September 30, 2014. The estimated debt accretion for the remainder of 2014 is $5, and $99,995 for 2015.

ERF WIRELESS., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

The following table summarizes the convertible debt activity for the period from January 1, 2014 through September 30, 2014:

Description	KBM World Wide	Compound Derivative Liability	Total
Fair value issuances at inception	$87,000	$87,000	$174,000
Fair value issuances during 2014 (debt discount)	(87,000)	–	(87,000)
Change in fair value	–	(21,128)	(21,128)
Fair value at September 30, 2014	$–	$65,872	$65,872

The Company recorded derivative expense of $34,129 for the nine months ended September 30, 2014.

Capital Leases

Banc Leasing Inc. Included in property and equipment at September 30, 2014, the cost of the equipment was $610,900. Amortization of assets under capital leases is included in depreciation expense. The equipment is the primary collateral securing the financing.

Advantage Leasing Inc. Included in vehicles at September 30, 2014, the cost of the vehicles was $273,443. Amortization of assets under capital leases is included in depreciation expense. The vehicles are the primary collateral securing the financing.

Legacy Laser Services Dallas, LLC Included in property and equipment at September 30, 2014, the cost of the equipment was $155,349. Amortization of assets under capital leases is included in depreciation expense. The equipment is the primary collateral securing the financing.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 30, 2014 (in thousands):

Year Ending December 31,
2014	92
2015	142
2016	63
2017	0
Thereafter	–
Total minimum lease payments	297
Less amount representing interest	-64
Present value of net minimum lease payments	233
Current maturities of capital lease obligations	-92
Long-term portion of capital lease obligations	141

NOTE 7 – COMMITMENTS

Leases and License Agreements

For the nine months ended September 30, 2014 and 2013, rental expenses of approximately $652,000 and $605,000, respectively, were incurred. The Company accounts for rent expense under leases that provide for escalating rentals over the related lease term on a straight-line method. The Company occupies office and tower facilities under several non-cancelable operating lease agreements expiring at various dates through December 2018, and requiring payment of property taxes, insurance, maintenance and utilities.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2014 were as follows (in thousands):

Year Ending December 31,	Amount
2014	$372
2015	707
2016	610
2017	116
Thereafter	9
Total	$1,814

ERF WIRELESS., INC.

NOES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

NOTE 8 – RELATED PARTY TRANSACTIONS

In May 2013, the Company entered into a capital lease agreement with Legacy Laser Services Dallas, LLC and (Affiliate). Manny M. Carter is a Managing Member of Legacy Laser Services and a current Board Member of ERF Wireless Inc. At September 30, 2014, the outstanding balance on the capital leases totaled $144,000. The payment terms are $9,947 per month including interest, at an annual rate of 42% per annum. The capital leased equipment is to be utilized in our networks in oil and gas exploration regions. The equipment is the primary collateral securing the financing.

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

Disposition of Certain Assets:

On September 15, 2014, ERF Wireless, Inc. entered into an Asset Purchase Agreement (the “Agreement”) that was effective as of September 1, 2014 with Rhino Communications, Inc. The agreement is between ERF Wireless, Inc., a Nevada corporation and ERF Wireless Bundled Services, Inc., a Texas corporation (collectively with ERF Wireless, Inc., the “Company”) and Rhino Communications, Inc., a Colorado corporation (he “Purchaser”) and involves certain obligations of JAB Wireless, Inc., a Colorado corporation (“JAB”). The Agreement is for the purchase of certain of the Company’s WISP (Wireless Internet Service Provider) assets required for operating the Company’s WISP services in certain geographical areas which were not associated with the Company’s oil and gas sector communications operations ..The purchase price of $2,377,000, is payable in cash (including a holdback amount of $475,400 to be placed in an interest bearing account for a period of 90 days pending determination of any required price adjustment).

In conjunction with this disposition of certain assets, the Company recorded a one-time gain on sale of $2,006,000 in the three-months ended September 30, 2014.

ERF WIRELESS., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

For the three and nine months ended September 30, 2014 and 2013 (in thousands):

Three Months Ended September 30, 2014	EBI	WBS	ENS	Total Segment	ERF Corporate	Total Consolidated
Revenue	$831	$466	$64	$1,361	$–	$1,361
Segment income (loss) from operations	(66)	(328)	(40)	(434)	(482)	(916)
Total assets	1,950	1,045	259	3,254	339	3,593
Capital expenditures	24	5	–	29	–	29
Depreciation	186	149	58	393	4	397

Three Months Ended September 30, 2013	EBI	WBS	ENS	Total Segment	ERF Corporate	Total Consolidated
Revenue	$1,121	$610	$72	$1,803	$–	$1,803
Segment income (loss) from operations	82	(360)	(26)	(304)	(844)	(1,148)
Total assets	3,006	1,580	435	5,021	289	5,310
Capital expenditures	74	69	–	143	–	143
Depreciation	215	204	58	477	8	485

Nine Months Ended September 30, 2014	EBI	WBS	ENS	Total Segment	ERF Corporate	Total Consolidated
Revenue	$2,585	$1,725	$278	$4,588	$–	$4,588
Segment income (loss) from operations	6	(557)	(24)	(575)	(1,603)	(2,178)
Total assets	1,950	1,045	259	3,254	339	3,593
Capital expenditures	26	32	–	58	–	58
Depreciation	574	491	175	1,240	18	1,258

Nine Months Ended September 30, 2013	EBI	WBS	ENS	Total Segment	ERF Corporate	Total Consolidated
Revenue	$3,134	$1,818	$327	$5,279	$–	$5,279
Segment income (loss) from operations	64	(1,032)	(21)	(989)	(2,645)	(3,634)
Total assets	3,006	1,580	435	5,021	289	5,310
Capital expenditures	270	174	–	444	15	459
Depreciation	645	616	176	1,437	24	1,461

Reconciliation of Segment Assets to Total Assets	September 30, 2014	December 31, 2013
Total segment assets	$3,254	$5,989
Total corporate assets	339	(917)
Total assets	$3,593	$5,072

The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation expense, accounting changes and non-recurring items.

For the nine months ended September 30, 2014, two customers accounted for $1,297,219 and $545,270 of EBI revenues each.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to September 30, 2014, the Company issued 21,800,655 shares of common stock valued at a value of $289,395 for services rendered, and conversion of debt.

ERF WIRELESS., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Subsequent to September 30, 2014 the Company entered into negotiations and concluded a $2,500,000 Master Lease Finance Agreement on October 30, 2014 with WISPer Ventures Leasing LLC an Arizona limited liability company for the purpose of debt restructuring and operational capital. The funding to be provided under the Master Lease finance Agreement will be provided in the form of one or more lease schedules. The basis terms of the agreement are structured as a true lease with a 10% repurchase option by Company at the end of the lease. The initial $403,000 portion Schedule 001 of this Master Lease Finance Agreement was funded on October 30, 2014 for the specific purpose of repayment and retirement of certain convertible debentures of the Company. Additional Schedules under the Master Lease Finance Agreement will be utilized to consolidate other debt and for working capital. For the Schedule 001 funding WISPer Ventures Leasing has required the Company to provide additional collateral and assurances beyond the basic Company assets required for all Schedules in order to fund the $403,000 for specific purpose of repaying convertible debentures. The additional collateral that was required consisted of three residential rental properties owned by the HC1 Trust and managed for the HC1 Trust by the management company of Angus Capital Partners. Angus Capital Partners also manages the Line of Credit to the Company and is a related party to Dr. H. Dean Cubley the CEO of the Company. Neither Angus Capital Partners nor the HC1 Trust are affiliates of the Company. In addition to the additional collateral being provided WISPer Ventures Leasing for funding Schedule 001 of the lease Whisper Venture Leasing has also required Dr. Cubley to enter into a personal guarantee for the $403,000 to be utilized to repay Company convertible debentures. In return for supplying the additional $403,000 of collateral, Angus Capital Partners has required, and the Company has agreed, to not object to the pledge or sale of a portion of the Angus Capital Partners Line of Credit debt up to the actual value of the collateral should such a request be made. One such request has been made for the sale of $100,000 of the Line of Credit debt to WHC Capital LLC. Dr. Cubley has received no consideration for providing his personal guarantee other than the agreement among WISPer Ventures and Company that the personal guarantee and additional collateral requirement will both be released as soon as the Company has made a composite total of $403,000 in payments under all schedules under the $2,500,000 Sale Leaseback transaction.

Following the initial $403,000 funding of the WISPer Ventures Sale Leaseback Transaction the Company has begun negotiations with a number of the Company convertible debenture funds to begin to effect repayment.

On November 3, 2014, we terminated our April 24, 2014, Settlement Agreements and Stipulation with IBC Fund, LLC (“IBC”) previously disclosed and documented in our September 5, 2014, 8-K filing and simultaneously repaid the remaining balance of that convertible debenture as well as the associated prepayment penalty.

On November 3, 2014, we terminated our January 29, 2014, Settlement Agreements and Stipulation with CP US Income Group, LLC (“CP”) previously disclosed and documented in our September 5, 2014, 8-K filing, and simultaneously repaid the remaining balance of that convertible debenture as well as the associated prepayment penalty.

On November 3, 2014, we terminated our October 23, 2013, Convertible debenture with Group 10 Holdings LLC (“Group 10”) and simultaneously repaid the remaining balance of that convertible debenture as well as the associated prepayment penalty.

As of the filing date of this September 30, 2014 10Q the company is in negotiations with most of the remaining companies with which it has convertible debentures and will continue to consolidate and repay these as available funds permit.

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

Disposition of Certain Assets:

On September 15, 2014, ERF Wireless, Inc. entered into an Asset Purchase Agreement (the “Agreement”) that was effective as of September 1, 2014 with Rhino Communications, Inc. The agreement is between ERF Wireless, Inc., a Nevada corporation and ERF Wireless Bundled Services, Inc., a Texas corporation (collectively with ERF Wireless, Inc., the “Company”) and Rhino Communications, Inc., a Colorado corporation (he “Purchaser”) and involves certain obligations of JAB Wireless, Inc., a Colorado corporation (“JAB”). The Agreement is for the purchase of certain of the Company’s WISP (Wireless Internet Service Provider) assets required for operating the Company’s WISP services in certain geographical areas which were not associated with the Company’s oil and gas sector communications operations ..The purchase price of $2,377,000, is payable in cash (including a holdback amount of $475,400 to be placed in an interest bearing account for a period of 90 days pending determination of any required price adjustment).

In conjunction with this disposition of certain assets, the Company recorded a one-time gain on sale of $2,006,000 in the three-months ended September 30, 2014.

Our recent financial results reflect our focus on providing turnkey communications services to the oil and gas industry. These results include but are not limited to the following attributes:

•	We reported revenues of $1,362,000 for the quarter ended September 30, 2014 as compared to $1,803,000 for the same prior year quarter ended September 30, 2013; a decrease of $441,000 or 24%. This decrease reflects lower rig count for the Company’s communications solutions in our oil and gas vertical market and lower residential wireless ISP services from our divestiture of certain residential WISP networks and operations that are non-core to our oil and gas communications solutions.

•	We reported gross profit of $352,000 for the quarter ended September 30, 2014 as compared to $744,000 for the same prior year quarter ended September 30, 2013; a decrease of $392,000 or 53%. This decrease reflects lower rig count for the Company’s communications solutions in our oil and gas vertical market and lower residential wireless ISP services from our divestiture of certain residential WISP networks and operations that are non-core to our oil and gas communications solutions.

•	We reported a total comprehensive income of $653,000 for the quarter ended September 30, 2014 as compared to a comprehensive loss of $2,621,000 for the same prior year quarter ended September 30, 2013; an improvement of $3,274,000. This improvement included a one-time gain on sale of assets of $2,006,000 recorded on the divestiture of certain residential WISP networks and operations that are non-core to our oil and gas communications solutions.

•	Our subsidiary, Energy Broadband, Inc., reported revenues of $831,000 for the three months ended September 30, 2014 as compared to revenues of $1,121,000 for the same prior year quarter ended September 30, 2013, representing a decrease of $290,000 or 26%.

•	We reported a decrease of $623,000 or 33% in operating expenses for the three months ended September 30, 2014 as compared to the same prior year quarter ended September 30, 2013 and a decrease of $2,153,000 or 37% in operating expenses for the nine months ended September 30, 2014 as compared to the same prior year quarter ended September 30, 2013. The $2,153,000 decrease is primarily related to lower employment expenses of $1,289,000 associated with a headcount decrease of employees and approximately $660,000 in lower legal, accounting and professional fees associated with the concluded arbitration proceedings with Schlumberger pertaining to disputes to resolve certain financial issues contained in the 2009 exclusive reseller agreement.

Our revenue is generated primarily from the sale of wireless communications products and services, including providing reliable enterprise-class wireless broadband services. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and the ability to collect is probable.

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

We recognize product sales generally at the time the product is shipped. Concurrent with the recognition of revenue, we provide for the estimated cost of product warranties and revenue reduction for estimated product returns. Sales incentives are generally classified as a reduction of revenue and are recognized at the later of when revenue is recognized or when the incentive is offered. Shipping and handling costs are included in cost of goods sold.

Service revenue is principally derived from wireless broadband services, including internet, voice, and data and monitoring service. Subscriber fees are recorded as revenues in the period during which the service is provided.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014, COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

The following table sets forth summarized consolidated financial information for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Total sales	$1,362	$1,803	$(441)	-24%	$4,588	$5,279	$(691)	-13%
Total Cost of goods sold	1,009	1,059	(50)	-5%	2,879	3,082	(203)	-7%
Gross profit	353	744	(391)	-53%	1,709	2,197	(488)	-22%
Percent of total sales	26%	41%			37%	42%
Total operating expenses	1,268	1,892	(624)	-33%	3,887	5,832	(1,945)	-33%
Loss from operations	(916)	(1,148)	232	-20%	(2,178)	(3,635)	1,457	-40%
Total other income/(expense)	1,571	(1,471)	3,042	-207%	795	(2,897)	3,692	-127%
Consolidated net income (loss)	655	(2,619)	3,274	-125%	(1,383)	(6,532)	5,149	-79%
Net income (loss) attributable to non-controlling interest	0	(2)	2	-113%	–	(1)	1	-100%
Total comprehensive income (loss)	$655	$(2,621)	$3,276	-125%	$(1,383)	$(6,533)	$5,150	-79%

For the three months ended September 30, 2014, our business operations reflected a decrease in sales for EBI, WBS and ENS subsidiaries. For the three months ended September 30, 2014, our consolidated operations generated total sales of $1,362,000 compared to prior-year period total sales of $1,803,000. The $441,000 decrease in total sales is primarily attributable to $290,000 decreased sales in EBI from lower deployment of our Mobile Broadband Trailers (MBT’s) in the oil and gas regions and $144,000 decrease in WBS revenues from our divestiture of certain residential WISP networks and operations that are non-core to our oil and gas communications solutions. We reported a total comprehensive income of $653,000 for the quarter ended September 30, 2014 as compared to a comprehensive loss of $2,621,000 for the same prior year quarter ended September 30, 2013; an improvement of $3,272,000. This improvement included a one-time gain on sale of assets of $2,006,000 recorded on the divestiture of certain residential WISP networks and operations that are non-core to our oil and gas communications solutions.

For the nine months ended September 30, 2014, our business operations reflected a decrease in sales for its EBI, WBS and ENS subsidiaries. For the nine months ended September 30, 2014, our consolidated operations generated total sales of $4,588,000 compared to prior-year period total sales of $5,279,000. The $691,000 decrease in total sales is primarily attributable to $549,000 decreased sales in EBI from overall declining deployment of our Mobile Broadband Trailers (MBT’s) in the oil and gas regions and a 93,000 decline in WBS revenues associated with the divestiture of certain residential WISP networks and operations that are non-core to our oil and gas communications solutions. We reported a total comprehensive loss of $739,000 for the nine months ended September 30, 2014 as compared to a comprehensive loss of $6,533,000 for the same prior year nine month period ended September 30, 2013; an improvement of $5,794,000. This improvement included a one-time gain on sale of assets of $2,006,000 recorded on the divestiture of certain residential WISP networks and operations that are non-core to our oil and gas communications solutions. \

SALES INFORMATION

Set forth below are tables presenting summarized sales information for our business segments for the three and none months ended September 30, 2014 and 2013:

($ in thousands)	Three Months Ended September 30,
Business Segment	2014	% of Total	2013	% of Total	$ Change	% Change
Energy Broadband, Inc.	$831	61%	$1,121	62%	$(290)	-26%
Wireless Bundled Services	466	34%	610	34%	(144)	-24%
Enterprise Network Services	64	5%	72	4%	(8)	-11%
Total Sales	$1,361	100%	$1,803	100%	$(442)	-25%

($ in thousands)	Nine Months Ended September 30,
Business Segment	2014	% of Total	2013	% of Total	$ Change	% Change
Energy Broadband, Inc.	$2,585	56%	3,134	59%	$(549)	-18%
Wireless Bundled Services	1,725	38%	1,818	34%	(93)	-5%
Enterprise Network Services	278	6%	327	6%	(49)	-15%
Total Sales	$4,588	100%	$5,279	100%	$(691)	-13%

For the three months ended September 30, 2014, total sales decreased to $1,361,000 from $1,803,000 for the three months ended September 30, 2013. The $442,000 decrease in total sales is primarily attributable to $290,000 decreased sales in EBI from lower deployment of our Mobile Broadband Trailers (MBT’s) in the oil and gas regions and $144,000 decrease in WBS revenues from our divestiture of certain residential WISP networks and operations that are non-core to our oil and gas communications solutions.

For the nine months ended September 30, 2014, total sales decreased to $4,588,000 from $5,279,000 for the nine months ended September 30, 2013. The $691,000 decrease in total sales is primarily attributable to $549,000 decreased sales in EBI from overall declining deployment of our Mobile Broadband Trailers (MBT’s) in the oil and gas regions and a 93,000 decline in WBS revenues associated with the divestiture of certain residential WISP networks and operations that are non-core to our oil and gas communications solutions. .

COST OF GOODS SOLD

The following tables set forth summarized cost of goods sold information for the three and nine months ended September 30, 2014 and 2013:

($ in thousands)	Three Months Ended September 30,
Business Segment	2014	% of Total	2013	% of Total	$ Change	% Change
Energy Broadband, Inc.	$577	57%	$586	55%	$(9)	-2%
Wireless Bundled Services	327	32%	375	35%	(48)	-13%
Enterprise Network Services	105	10%	98	9%	7	7%
Total cost of sales	$1,009	100%	$1,059	100%	$(50)	-5%

($ in thousands)	Nine Months Ended September 30,
Business Segment	2014	% of Total	2013	% of Total	$ Change	% Change
Energy Broadband, Inc.	$1,597	55%	$1,686	55%	$(89)	-5%
Wireless Bundled Services	983	34%	1,049	34%	(66)	-6%
Enterprise Network Services	299	10%	347	11%	(48)	-14%
Total cost of sales	$2,879	100%	$3,082	100%	$(203)	-7%

For the three months ended September 30, 2014, cost of goods sold decreased by $50,000 to $1,009,000 from $1,059,000 as compared to the three months ended September 30, 2013. The decrease of $50,000 in cost of goods sold is primarily attributable to a decreased cost of $48,000 in WBS due to decreased sales affecting a reduction in our third-party services during the quarter associated with the divestiture.

The following tables set forth summarized cost of goods sold information for the nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
($ in thousands)	2014	2013	$ Change	% Change

Products and integration service	$397	$412	$(15)	-4%
Rent and maintenance	237	212	25	12%
Depreciation	376	435	(59)	-14%
Total cost of sales	$1,009	$1,059	$(50)	-5%

	Nine Months Ended September 30,
($ in thousands)	2014	2013	$ Change	% Change

Products and integration service	$1,037	$1,171	$(134)	-11%
Rent and maintenance	652	605	47	8%
Depreciation	1,190	1,306	(116)	-9%
Total cost of sales	$2,879	$3,082	$(203)	-7%

For the nine months ended September 30, 2014, cost of goods sold decreased by $203,000, to $2,879,000 from $3,082,000 as compared to the nine months ended September 30, 2013. The decrease of $203,000 in cost of goods sold is primarily attributable to a decreased cost of $89,000 in EBI due to decreased sales affecting a reduction in our third party services in the oil and gas regions, decreased cost in WBS of $66,000 due to the decreased depreciation and decreased cost in ENS of $48,000 due to decline in banking network construction project.

OPERATING EXPENSES

The following table sets forth summarized operating expense information for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,				Niine Months Ended September 30,
($ in thousands)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change

Employment expenses	$619	$1,069	$(450)	-42%	$1,946	$3,235	$(1,289)	-40%
Professional services	202	356	(154)	-43%	655	1,315	(660)	-50%
Rent and maintenance	134	106	28	26%	322	340	(18)	-5%
Depreciation	22	51	(29)	-57%	68	155	(87)	-56%
Other general and administrative	291	310	(19)	-6%	896	787	109	14%
Total operating expenses	$1,268	$1,892	$(624)	-33%	$3,887	$5,832	$(1,945)	-33%

For the three months ended September 30, 2014, operating expenses decreased by $623,000 or 33% to $1,269,000, as compared to $1,892,000 for the three months ended September 30, 2013, resulting from:

•	A $450,000 decrease in employment expense ; primarily attributable to decreased in employee headcount to 34 at September 30, 2014 from 64 at September 30, 2013;

•	A $154,000 decrease in professional services - primarily attributable to a decrease in legal, accounting and consulting services compared to last year associated with our arbitration proceedings with Schlumberger pertaining to disputes to resolve certain financial issues contained in the 2009 exclusive reseller agreement;

•	A $28,000 increase in rent and maintenance;

•	A $29,000 decrease in depreciation; and

•	A $19,000 decrease in other general and administrative.

For the nine months ended September 30, 2014, operating expenses decreased by $1,945,000 or 33% to $3887,000, as compared to $5,832,000 for the nine months ended September 30, 2013, resulting from:

•	A $1,268,000 decrease in employment expense - primarily attributable to decreased employee headcount to 34 at September 30, 2014 from 64 at September 30, 2013;

•	A $660,000 decrease in professional services - primarily attributable to decrease in legal, accounting and consulting services compared to last year associated with our arbitration proceedings with Schlumberger pertaining to disputes to resolve certain financial issues contained in the 2009 exclusive reseller agreement;

•	A $18,000 decrease in rent and maintenance;

•	A $87,000 decrease in depreciation; and

•	A $109,000 increase in other general and administrative.

OTHER INCOME (EXPENSE), NET

For the three months ended September 30, 2014, other income, net increase to $1,570,000 from $1,471,000 in other expense, net as compared to three months ended September 30, 2013. The increase in other income, net of $3,041,000 from the prior year period is primarily attributable to the gain on sale recorded with the divestiture totaling $2,006,000 and a decrease in our interest expense, net on debt obligations totaling $924,000. The derivative expense/income represents the net unrealized (non-cash) charge during the three months ended September 30, 2014 and 2013, in the fair value of our derivative instrument liabilities related to warrants and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately.

For the nine months ended September 30, 2014, other income, net increased to $1,231,000 from $2,897,000 in other expense, net as compared to nine months ended September 30, 2013. The increase in other income, net of $4,128,000 from the prior year period is primarily attributable to the gain on sale recorded with the divestiture totaling $2,006,000 and a decrease in our interest expense, net on debt obligations totaling $2,357,000. The derivative expense/income represents the net unrealized (non-cash) charge during the nine months ended September 30, 2014 and 2013, in the fair value of our derivative instrument liabilities related to warrants and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately.

CASH FLOWS

Our operating activities decreased net cash used by operating activities to $676,000 in the nine months ended September 30, 2014, compared to net cash used of $2,434,000 in the nine months ended September 30, 2013. The decreased net cash used by operating activities was primarily attributable to accounts payable, accounts receivables and reduction of employee headcount and professional services as compared to September 30, 2013.

Our investing activities provided net cash of $381,000 in the nine months ended September 30, 2014, compared to net cash used of $187,000 in the nine months ended September 30, 2013. The increase in cash from investing activities is primarily attributable to the initial proceeds from the divestiture.

Our financing activities provided net cash of $429,000 in the nine months ended September 30, 2014, compared to $2,613,000 of cash used in the nine months ended September 30, 2013. The cash provided in the nine months ended September 30, 2014, was primarily associated with proceeds from debt financings.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2014, ours current assets totaled $2,091,000 (including cash and cash equivalents of $179,000); and total current liabilities were $5,609,000, resulting in negative working capital of $3,518,000. We funded our operations during the last nine months primarily through borrowings. These borrowings during the nine months ended September 30, 2014 were from our line of credit, net totaling $503,830 and convertible debt financing of $285,500.

ISSUANCE OF COMMON STOCK

During the nine months ended September 30, 2014, we issued to various accredited investors 14,408,544 shares for interest, services rendered and debt conversions. We relied on Section 4(2) of the Securities Act in effecting these transactions. There was not a registration statement for Form S-8.

USE OF WORKING CAPITAL

We believe our cash and available credit facilities afford us adequate liquidity through September 30, 2015. We anticipate that we will need additional capital in the future to continue to expand our business operations. We have historically financed our operations through private equity and debt financings. We do not have any commitments for equity or debt funding at this time, and additional funding may not be available to us on favorable terms, if at all. As such, there is no assurance that we can raise additional capital from external sources, the failure of which could cause us to curtail operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2014, the Company did not have any significant off-balance-sheet arrangements other than certain office and tower facility operating leases requiring minimal commitments under non-cancelable leases disclosed in the Form 10-K.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Following the review, the Chief Executive Officer and Chief Financial Officer added upgrades to the disclosure controls and procedures. Based on the foregoing, and after the upgrades, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Common Stock Issued for Interest, Services and Debt Conversions

In July 2014, we issued 2,257,299 shares of our Common Stock at an average price of $.070 for interest and debt conversions.

In August 2014, we issued 1,984,109 shares of our Common Stock at an average price of $.047 for interest and debt conversions.

In September 2014, we issued 5,943,654 shares of common stock at an average price of $.038 for interest, services and debt conversions.

Common Stock Issued Upon Conversion of Series A Preferred Stock

For the three-month period ended September 30, 2014 no shares of common stock were issued pursuant to Preferred A Conversions.

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

_______________

*	To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ERF Wireless, Inc.

By:      /s/H. Dean Cubley
            H. Dean Cubley
            Chief Executive Officer
Date:    November 19, 2014

By:      /s/, R. Greg Smith
            R. Greg Smith
           Chief Financial Officer
Date:    November 19, 2014

