Form 10-Q/A
period 2014-09-30
ERF Wireless, Inc.
filed 2014-11-24
CIK 1020646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend and correct in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 as originally filed with the Securities and Exchange Commission on November 19, 2014 (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and (iii) Item 6 of Part II, “Exhibits”, and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2.

We have also furnished the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A corrects in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the correction described below.  These corrections were made following the discovery that the final version of the filing the Company authorized the filing service to file did not reflect the audit firms final reviews and changes due to an internal Company communication issue.  Accordingly, this amendment corrects all such differences.

We have determined that our previously reported results for the quarter ended September 30, 2014 overstated loss per share for the three and nine months ended September 30, 2014 and contained incorrect calculations of the effects of various equity transactions in the consolidated statement of cash flows. Our results understated the effects both of stock issued for services rendered, interest and compensation, and of derivatives, and misstated various the cash flow related to various debt transactions. The adjustments do not affect reported balances for debt, derivatives, interest expense or equity. We have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of this error.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ERF WIRELESS, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2014, AND DECEMBER 31, 2013
($ in thousands except share data)

Unaudited

	September 30	December 31,
	2014	2013

ASSETS
Current assets
Cash and cash equivalents	$179	$42
Accounts receivable, net	455	1,001
Accounts receivable, other	1,046	489
Inventories	269	264
Prepaid expenses and other current assets	142	286
Total current assets	2,091	2,082

Property and equipment
Property and equipment	7,635	12,142
Less: accumulated depreciation	(6,196)	(9,365)
Net property and equipment	1,439	2,777

Goodwill	–	176
Other assets	63	37

Total assets	$3,593	$5,072

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Notes payable and current portion of long-term debt	$2,953	$3,183
Current portion of long-term capital leases	92	252
Accounts payable	1,218	1,299
Accrued expenses	1,107	1,158
Derivative liabilities	216	677
Deferred revenue	23	13
Total current liabilities	5,609	6,582

Line of credit (LOC)	4,049	4,281
Long-term debt, net of current portion	634	1,024
Long-term capital leases, net of current portion	141	174
Total liabilities	10,433	12,061

Commitments

Shareholders’ deficit:
Preferred stock - $0.001 par value, 25,000,000 authorized Series A designated 10,000,000 shares issued and outstanding at September 30, 2014 and December 31, 2013, 9,215,129 and 9,930,982 shares, respectively	9	10
Common stock - $0.001 par value authorized 975,000,000 shares issued and outstanding at September 30, 2014 and December 31, 2013, 14,520,177 and 111,633 shares, respectively	15	–
Additional paid in capital	57,695	56,177
Accumulated deficit	(64,659)	(63,276)
Accumulated other comprehensive loss	(32)	(32)
Total ERF Wireless, Inc. shareholders’ deficit	(6,972)	(7,121)
Non-controlling interest	132	132
Total shareholders’ deficit	(6,840)	(6,989)

Total liabilities and shareholders' deficit	$3,593	$5,072

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED September 30, 2014 AND 2013

(Unaudited)
($ in thousands except loss per share)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013

Sales:
Products	$1	$38	$40	$49
Services	1,361	1,765	4,548	5,230
Total sales	1,362	1,803	4,588	5,279

Cost of goods sold:
Products and integration services	397	412	1,037	1,171
Rent, repairs and maintenance	236	212	652	605
Depreciation	376	435	1,190	1,306
Total cost of goods sold	1,009	1,059	2,879	3,082
Gross profit	353	744	1,709	2,197
Operating expenses:
Selling, general and administrative	1,247	1,841	3,819	5,677
Depreciation	22	51	68	155
Total operating expenses	1,269	1,892	3,887	5,832
Loss from operations	(916)	(1,148)	(2,178)	(3,635)
Other income (expenses):
Interest expense, net	(555)	(1,479)	(1,466)	(3,268)
Derivative income	119	8	363	347
Loss on extinguishment of debt	–	–	(108)	–
Gain on sale of assets	2,006	–	2,006	24
Total other (expense) income	1,570	(1,471)	795	(2,897)
Consolidated net loss	655	(2,619)	(1,383)	(6,532)

Net income (loss) attributable to non-controlling interest	0	(2)	–	(1)
Net loss attributable to ERF Wireless, Inc.	655	(2,621)	(1,383)	(6,533)
Basic income (loss) per common share:
Net income (loss)*	$0.08	$(0.22)	$(0.38)	$(0.69)
Net loss attributable to ERF Wireless, Inc.*	$0.08	$(0.22)	$(0.38)	$(0.69)

Fully diluted income (loss) per common share:
Net income (loss)*	$0.01	$(0.22)	$(0.38)	$(0.69)
Net loss attributable to ERF Wireless, Inc.*	$0.01	$(0.22)	$(0.38)	$(0.69)

* As restated for the three and six months ended June 30, 2014 (refer to note 4).

See accompanying notes to consolidated financial statements.

ERF WIRELESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)
($ in thousands)

	2014	2013

Cash flows from operating activities
Net loss	$(1,383)	$(6,532)

Adjustments to reconcile net loss to net cash used by operating activities:
Gain on sale of assets	(2,006)	(24)
Loss on extinguishment of debt	108	–
Amortization of debt discount	597	1,796
Depreciation	1,258	1,461
Stock issued for services rendered, interest and compensation	293	1,325
Derivative income	(363)	(347)
Bad debt expense	75	30
Changes in:
Accounts receivable, net	471	116
Accounts receivable, other	(82)	(301)
Inventories	(5)	58
Prepaid expenses and other current assets	144	114
Costs and profits in excess of billings	–	35
Accounts payable	89	(220)
Accrued expenses	171	54
Deferred revenue	10	1
Total adjustments	760	4,098
Net cash (used) by operating activities	(623)	(2,434)

Cash flows from investing activities
Purchase of property and equipment	(115)	(221)
Proceeds from sale of operations	522	–
Proceeds from sale of assets	–	34
Change in other assets	(26)	–
Net cash provided (used) by investing activities	381	(187)

Cash flows from financing activities
Net proceeds from line of credit	504	798
Proceeds from long-term debt obligations	253	2,966
Payment of long-term debt obligations	(185)	(1,015)
Payment on capital lease obligations	(193)	(136)
Net cash provided by financing activities	379	2,613

Net change in cash and cash equivalents	137	(8)
Cash and cash equivalents at the beginning of the period	42	118
Cash and cash equivalents at the end of the period	$179	$110

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest	$303	$210
Income taxes	$–	$–

Supplemental non-cash investing and financing activities:
Conversion of debt through issuance of common stock	$223	$1,203
Conversion of preferred stock to common stock	$–	$250
Conversion of LOC and interest through issuance of common stock	$736	$1,733
Property and equipment financed with debt and capital leases	$–	$238

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

ERF WIRELESS., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Restatement of Financial Statements

Our condensed statement of cash flows for the nine months ended September 30, 2014 has been corrected to reflect the proper effects of various debt and equity transactions in the consolidated statement of cash flows. The following table summarizes the effects of our correction.

	Nine Months Ended September 30, 2014
	Previously Reported	Adjustment	Corrected

Cash flows from operating activities
Net loss	$(1,383)	$–	$(1,383)

Adjustments to reconcile net loss to net cash used by operating activities:
Gain on sale of assets	(2,006)	–	(2,006)
Loss on extinguishment of debt	108	–	108
Amortization of debt discount	597	–	597
Depreciation	1,258	–	1,258
Stock issued for services rendered, interest and compensation	133	160	293
Derivative income	(244)	(119)	(363)
Bad debt expense	75	–	75
Changes in:
Accounts receivable, net	471	–	471
Accounts receivable, other	(82)	–	(82)
Inventories	(5)	–	(5)
Prepaid expenses and other current assets	144	–	144
Costs and profits in excess of billings	–	–	–
Accounts payable	89	–	89
Accrued expenses	162	9	171
Deferred revenue	10	–	10
Total adjustments	710	50	760
Net cash (used) by operating activities	(673)	50	(623)

Cash flows from investing activities
Purchase of property and equipment	(115)	–	(115)
Proceeds from sale of operations	522	–	522
Proceeds from sale of assets	–	–	–
Change in other assets	(26)	–	(26)
Net cash used by investing activities	381	–	381

Cash flows from financing activities
Net proceeds from line of credit	540	(36)	504
Proceeds from long-term debt obligations	267	(14)	253
Payment of long-term debt obligations	(185)	–	(185)
Payment on capital lease obligations	(193)	–	(193)
Net cash provided by financing activities	429	(50)	379

Net change in cash and cash equivalents	137	–	137
Cash and cash equivalents at the beginning of the period	42	–	42
Cash and cash equivalents at the end of the period	$179	$–	$179

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest	$113	$190	$303
Income taxes	$–	$–	$–

Supplemental non-cash investing and financing activities:
Conversion of debt through issuance of common stock	$309	$(86)	$223
Conversion of preferred stock to common stock	$–	$–	$–
Conversion of LOC and interest through issuance of common stock	$717	$19	$736
Property and equipment financed with debt and capital leases	$–	$–	$–

ERF WIRELESS., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

NOTE 2 – DEBT CONVERSION

(a) LINE OF CREDIT

During the nine months ended September 30, 2014, the Company issued 7,952,487 shares of its common stock for the settlement of $735,845 of principal owed to Angus Capital Partners. The Company issued common stock at an average price of $.096 per share calculated based on the closing price the day the debt was settled. Of the 7,952,487 shares of common stock issued a total of 4,226,487 were issued to third parties that had acquired a portion of the Angus Capital Partners debt in private transactions.

(b) Other Debt

During the nine months ended September 30, 2014, the Company issued 3,142,571 and 2,826,156 shares of its Common Stock for the settlement of principal amount of $222,525 and $203,253 of accrued interest, respectively, for a total of $425,778. The Company issued Common Stock at an average price of $.22 per share calculated based on the closing price the day the debt was settled.

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

ERF WIRELESS., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

NOTE 4 – EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share of Common Stock (in thousands, except per share amount):

	For the three months ended September 30, 2014
	Net loss	Shares*	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income	$655	7,901	$0.08
Net income attributable to ERF Wireless, Inc.	$655	7,901	$0.08
Diluted EPS:
Effect of dilutive securities		84,942	–
Net income	655	92,843	$0.01
Net income attributable to ERF Wireless, Inc.	$655	92,843	$0.01

	For the three months ended September 30, 2013
	Net loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net loss	$(2,619)	12,077	$(0.22)
Net loss attributable to ERF Wireless, Inc.	$(2,621)	12,077	$(0.22)

	For the nine months ended September 30, 2014
	Net loss	Shares*	Per-Share
	(Numerator)	(Denominator)	Amount
Basic and diluted EPS:
Net loss	$(1,383)	3,634	$(0.38)
Net loss attributable to ERF Wireless, Inc.	$(1,383)	3,634	$(0.38)

	For the nine months ended September 30, 2013
	Net loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic and diluted EPS:
Net loss	$(6,532)	9,505	$(0.69)
Net loss attributable to ERF Wireless, Inc.	$(6,533)	9,505	$(0.69)

*Share counts have been restated.

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

ERF WIRELESS., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

NOTE 6 – NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASES

Notes payable, long-term debts and capital leases consist of the following as of September 30, 2014 (in thousands):

	Terms	Maturity Date	Interest Rate	Gross Balance	Debt Discount	Balance
Banc leasing, Inc.	$10,660 / Month including interest	January-15	11.62%	$42	$–	$42
Advantage leasing associates	$8,269 / Month including interest	Various	Various	47	–	47
Legacy laser services Dallas, LLC	$9,947 / Month including interest	May-16	42.00%	144	–	144
KBM World Wide, Inc.	$103,500 / Month including interest	March-15	8.00%	189	153	36
Tonaquint	$950,400 / Lump sum payment including interest	Immediately due and payable	12.00%	734	–	734
JMJ Financial	$330,000 / Lump sum payment including interest	March-14	12.00%	142	–	142
Vista capital	$72,600 / Lump sum payment including interest	Immediately due and payable	12.00%	40	–	40
Willow creek capital	$293,040 / Lump sum payment including interest	Immediately due and payable	12.00%	202	–	202
TCA global line of credit	$149,609 / Month including interest	July-14	12.00%	–	–	–
Group 10	$157,500 / Month including interest	July-14	12.00%	94	–	94
Investor financing	$495,000 / Lump sum payment including interest	April-14	12.00%	548	–	548
Premium assignment	$2,063 / Month including interest	September-14	5.68%	–	–	–
Dakota capital equipment financing	$178,031 / Quarterly including interest	March-16	12.00%	1,518	2	1,516
Union Capital/Adar Bays	$100,000 / Lump Sum including interest	July-15	10.00%	100	100	–
E-bond investor notes	3 years/ Semiannual interest (See below)	Various	7.50%	311	36	275
Line of credit	2 years/ Quarterly interest (See below)	December-16	3.00%	4,049	–	4,049
Total debt				$8,160	$297	7,869
Less current maturities						(3,045)
Long-term debt						$4,824

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

During the nine months ended September 30, 2014, the Company issued 7,952,487 shares of its common stock for the settlement of $735,845 of principal owed to Angus Capital Partners. The Company issued common stock at an average price of $.096 per share calculated based on the closing price the day the debt was settled. Of the 7,952,487 shares of common stock issued, a total of 4,226,487 were issued to third parties that had acquired a portion of the Angus Capital Partners debt in private transactions.

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

The Willow Creek promissory note was determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature; conversion price full ratchet reset feature and the redemption option (compound embedded derivative liability). At the date of issuance of the Willow Creek note, compound embedded derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the statement of operations. The Company used the effective interest method to record interest expense from the accretion of the debt discount and from the accretion of unamortized discount upon conversion. The Company is not in compliance with all the provisions of the note causing an automatic acceleration of the outstanding balance of $244,200 to $293,040. At September 30, 2014, the outstanding principal balance of the convertible promissory note totaled $201,617. The note will accrue interest at a rate of 12% from October 1, 2013 until April 1, 2014 and thereafter at a rate of 18% per annum. The note is recorded as a current liability.

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

The Company recorded derivative income of $79,340 for the nine months ended September 30, 2014.

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

The following table summarizes the convertible debt activity for the period from inception through September 30, 2014:

Description	KBM World Wide	Compound Derivative Liability	Total
Fair value issuances at inception	$189,000	$166,277	$194,777
Fair value issuances during 2014 (debt discount)	(166,277)	–	(166,277)
Change in fair value	13,683	(127,834)	(39,151)
Conversions	–	–	–
Fair value at September 30, 2014	$36,406	$38,443	$74,849

The Company recorded derivative income of $127,834 for the nine months ended September 30, 2014.

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

ERF WIRELESS., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

The following table summarizes the convertible debt activity for the period from January 1, 2014 through September 30, 2014:

Description	Union Capital/Adar Bays	Compound Derivative Liability	Total
Fair value issuances at inception	$87,000	$87,000	$174,000
Fair value issuances during 2014 (debt discount)	(87,000)	–	(87,000)
Change in fair value	–	(21,128)	(21,128)
Fair value at September 30, 2014	$–	$65,872	$65,872

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

ERF WIRELESS., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

For the three and nine months ended September 30, 2014 and 2013 (in thousands):

Three Months Ended September 30, 2014	EBI	WBS	ENS	Total Segment	ERF Corporate	Total Consolidated
Revenue	$832	$466	$64	$1,362	$–	$1,362
Segment income (loss) from operations	(66)	(328)	(40)	(434)	(482)	(916)
Total assets	1,950	1,045	259	3,254	339	3,593
Capital expenditures	24	5	–	29	–	29
Depreciation	186	149	58	393	5	398

Three Months Ended September 30, 2013	EBI	WBS	ENS	Total Segment	ERF Corporate	Total Consolidated
Revenue	$1,121	$610	$72	$1,803	$–	$1,803
Segment income (loss) from operations	82	(360)	(26)	(304)	(844)	(1,148)
Total assets	3,006	1,580	435	5,021	289	5,310
Capital expenditures	74	69	–	143	–	143
Depreciation	215	204	58	477	8	485

Nine Months Ended September 30, 2014	EBI	WBS	ENS	Total Segment	ERF Corporate	Total Consolidated
Revenue	$2,585	$1,725	$278	$4,588	$–	$4,588
Segment income (loss) from operations	6	(557)	(24)	(575)	(1,603)	(2,178)
Total assets	1,950	1,045	259	3,254	339	3,593
Capital expenditures	26	32	–	58	–	58
Depreciation	574	491	175	1,240	18	1,258

Nine Months Ended September 30, 2013	EBI	WBS	ENS	Total Segment	ERF Corporate	Total Consolidated
Revenue	$3,134	$1,818	$327	$5,279	$–	$5,279
Segment income (loss) from operations	64	(1,032)	(21)	(989)	(2,645)	(3,634)
Total assets	3,006	1,580	435	5,021	289	5,310
Capital expenditures	270	174	–	444	15	459
Depreciation	645	616	176	1,437	24	1,461

Reconciliation of Segment Assets to Total Assets	September 30, 2014	December 31, 2013
Total segment assets	$3,254	$5,989
Total corporate assets	339	(917)
Total assets	$3,593	$5,072

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

Our recent financial results reflect our focus on providing turnkey communications services to the oil and gas industry. These results include but are not limited to the following attributes:

•	We reported revenues of $1,362,000 for the quarter ended September 30, 2014 as compared to $1,803,000 for the same prior year quarter ended September 30, 2013; a decrease of $441,000 or 24%. This decrease reflects lower rig count for the Company’s communications solutions in our oil and gas vertical market and lower residential wireless ISP services from our divestiture of certain residential WISP networks and operations that are non-core to our oil and gas communications solutions.

•	We reported gross profit of $352,000 for the quarter ended September 30, 2014 as compared to $744,000 for the same prior year quarter ended September 30, 2013; a decrease of $392,000 or 53%. This decrease reflects lower rig count for the Company’s communications solutions in our oil and gas vertical market and lower residential wireless ISP services from our divestiture of certain residential WISP networks and operations that are non-core to our oil and gas communications solutions.

•	We reported a total comprehensive income of $653,000 for the quarter ended September 30, 2014 as compared to a comprehensive loss of $2,621,000 for the same prior year quarter ended September 30, 2013; an improvement of $3,274,000. This improvement included a one-time gain on sale of assets of $2,006,000 recorded on the divestiture of certain residential WISP networks and operations that are non-core to our oil and gas communications solutions.

•	Our subsidiary, Energy Broadband, Inc., reported revenues of $831,000 for the three months ended September 30, 2014 as compared to revenues of $1,121,000 for the same prior year quarter ended September 30, 2013, representing a decrease of $290,000 or 26%.

•	We reported a decrease of $623,000 or 33% in operating expenses for the three months ended September 30, 2014 as compared to the same prior year quarter ended September 30, 2013 and a decrease of $1,945,000 or 33% in operating expenses for the nine months ended September 30, 2014 as compared to the same prior year quarter ended September 30, 2013. The $1,945,000 decrease is primarily related to lower employment expenses of $1,289,000 associated with a headcount decrease of employees and approximately $660,000 in lower legal, accounting and professional fees associated with the concluded arbitration proceedings with Schlumberger pertaining to disputes to resolve certain financial issues contained in the 2009 exclusive reseller agreement.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014, COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

The following table sets forth summarized consolidated financial information for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Total sales	$1,362	$1,803	$(441)	-24%	$4,588	$5,279	$(691)	-13%
Total Cost of goods sold	1,009	1,059	(50)	-5%	2,879	3,082	(203)	-7%
Gross profit	353	744	(391)	-53%	1,709	2,197	(488)	-22%
Percent of total sales	26%	41%			37%	42%
Total operating expenses	1,269	1,892	(623)	-33%	3,887	5,832	(1,945)	-33%
Loss from operations	(916)	(1,148)	232	-20%	(2,178)	(3,635)	1,457	-40%
Total other income/(expense)	1,570	(1,471)	3,041	-207%	795	(2,897)	3,692	-127%
Consolidated net income (loss)	655	(2,619)	3,274	-125%	(1,383)	(6,532)	5,149	-79%
Net income (loss) attributable to non-controlling interest	–	(2)	2	-100%	–	(1)	1	-100%
Total comprehensive income (loss)	$655	$(2,621)	$3,276	-125%	$(1,383)	$(6,533)	$5,150	-79%

For the three months ended September 30, 2014, our business operations reflected a decrease in sales for EBI, WBS and ENS subsidiaries. For the three months ended September 30, 2014, our consolidated operations generated total sales of $1,362,000 compared to prior-year period total sales of $1,803,000. The $441,000 decrease in total sales is primarily attributable to $290,000 decreased sales in EBI from lower deployment of our Mobile Broadband Trailers (MBT’s) in the oil and gas regions and $144,000 decrease in WBS revenues from our divestiture of certain residential WISP networks and operations that are non-core to our oil and gas communications solutions. We reported a total comprehensive income of $655,000 for the quarter ended September 30, 2014 as compared to a comprehensive loss of $2,621,000 for the same prior year quarter ended September 30, 2013; an improvement of $3,276,000. This improvement included a one-time gain on sale of assets of $2,006,000 recorded on the divestiture of certain residential WISP networks and operations that are non-core to our oil and gas communications solutions.

For the nine months ended September 30, 2014, our business operations reflected a decrease in sales for its EBI, WBS and ENS subsidiaries. For the nine months ended September 30, 2014, our consolidated operations generated total sales of $4,588,000 compared to prior-year period total sales of $5,279,000. The $691,000 decrease in total sales is primarily attributable to $549,000 decreased sales in EBI from overall declining deployment of our Mobile Broadband Trailers (MBT’s) in the oil and gas regions and a $93,000 decline in WBS revenues associated with the divestiture of certain residential WISP networks and operations that are non-core to our oil and gas communications solutions. We reported a total comprehensive loss of $1,383,000 for the nine months ended September 30, 2014 as compared to a comprehensive loss of $6,533,000 for the same prior year nine month period ended September 30, 2013; an improvement of $5,150,000. This improvement included a one-time gain on sale of assets of $2,006,000 recorded on the divestiture of certain residential WISP networks and operations that are non-core to our oil and gas communications solutions.

SALES INFORMATION

Set forth below are tables presenting summarized sales information for our business segments for the three and nine months ended September 30, 2014 and 2013:

($ in thousands)	Three Months Ended September 30,
Business Segment	2014	% of Total	2013	% of Total	$ Change	% Change
Energy Broadband, Inc.	$831	61%	$1,121	62%	$(290)	-26%
Wireless Bundled Services	466	34%	610	34%	(144)	-24%
Enterprise Network Services	65	5%	72	4%	(7)	-10%
Total Sales	$1,362	100%	$1,803	100%	$(441)	-24%

($ in thousands)	Nine Months Ended September 30,
Business Segment	2014	% of Total	2013	% of Total	$ Change	% Change
Energy Broadband, Inc.	$2,585	56%	3,134	59%	$(549)	-18%
Wireless Bundled Services	1,725	38%	1,818	34%	(93)	-5%
Enterprise Network Services	278	6%	327	6%	(49)	-15%
Total Sales	$4,588	100%	$5,279	100%	$(691)	-13%

For the three months ended September 30, 2014, total sales decreased to $1,362,000 from $1,803,000 for the three months ended September 30, 2013. The $442,000 decrease in total sales is primarily attributable to $290,000 decreased sales in EBI from lower deployment of our Mobile Broadband Trailers (MBT’s) in the oil and gas regions and $144,000 decrease in WBS revenues from our divestiture of certain residential WISP networks and operations that are non-core to our oil and gas communications solutions.

For the nine months ended September 30, 2014, total sales decreased to $4,588,000 from $5,279,000 for the nine months ended September 30, 2013. The $691,000 decrease in total sales is primarily attributable to $549,000 decreased sales in EBI from overall declining deployment of our Mobile Broadband Trailers (MBT’s) in the oil and gas regions and a $93,000 decline in WBS revenues associated with the divestiture of certain residential WISP networks and operations that are non-core to our oil and gas communications solutions.

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

OPERATING EXPENSES

The following table sets forth summarized operating expense information for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,				Niine Months Ended September 30,
($ in thousands)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change

Employment expenses	$619	$1,069	$(450)	-42%	$1,946	$3,235	$(1,289)	-40%
Professional services	202	356	(154)	-43%	655	1,315	(660)	-50%
Rent and maintenance	134	106	28	26%	322	340	(18)	-5%
Depreciation	22	51	(29)	-57%	68	155	(87)	-56%
Other general and administrative	292	310	(18)	-6%	896	787	109	14%
Total operating expenses	$1,269	$1,892	$(623)	-33%	$3,887	$5,832	$(1,945)	-33%

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

For the nine months ended September 30, 2014, operating expenses decreased by $1,945,000 or 33% to $3,887,000, as compared to $5,832,000 for the nine months ended September 30, 2013, resulting from:

•	A $1,289,000 decrease in employment expense - primarily attributable to decreased employee headcount to 34 at September 30, 2014 from 64 at September 30, 2013;

•	A $660,000 decrease in professional services - primarily attributable to decrease in legal, accounting and consulting services compared to last year associated with our arbitration proceedings with Schlumberger pertaining to disputes to resolve certain financial issues contained in the 2009 exclusive reseller agreement;

•	A $18,000 decrease in rent and maintenance;

•	A $87,000 decrease in depreciation; and

•	A $109,000 increase in other general and administrative.

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

For the nine months ended September 30, 2014, other income, net increased to $795,000 from $2,897,000 in other expense, net as compared to nine months ended September 30, 2013. The increase in other income, net of $3,692,000 from the prior-year period is primarily attributable to the gain on sale recorded with the divestiture totaling $2,006,000 and a decrease in our interest expense, net on debt obligations totaling $1,802,000. The derivative expense/income represents the net unrealized (non-cash) charge during the nine months ended September 30, 2014 and 2013, in the fair value of our derivative instrument liabilities related to warrants and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately.

CASH FLOWS

Our operating activities decreased net cash used by operating activities to $673,000 in the nine months ended September 30, 2014, compared to net cash used of $2,434,000 in the nine months ended September 30, 2013. The decreased net cash used by operating activities was primarily attributable to accounts payable, accounts receivables and reduction of employee headcount and professional services as compared to September 30, 2013.

Our investing activities provided net cash of $382,000 in the nine months ended September 30, 2014, compared to net cash used of $187,000 in the nine months ended September 30, 2013. The increase in cash from investing activities is primarily attributable to the initial proceeds from the divestiture.

Our financing activities provided net cash of $429,000 in the nine months ended September 30, 2014, compared to $2,613,000 of cash used in the nine months ended September 30, 2013. The cash provided in the nine months ended September 30, 2014, was primarily associated with proceeds from debt financings.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2014, our current assets totaled $2,091,000 (including cash and cash equivalents of $179,000); and total current liabilities were $5,609,000, resulting in negative working capital of $3,518,000. We funded our operations during the last nine months primarily through borrowings. These borrowings during the nine months ended September 30, 2014 were from our line of credit, net totaling $503,830 and convertible debt financing of $253,000.

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

During the nine months ended September 30, 2014, the Company issued 7,952,487 shares of its common stock for the settlement of $735,845 of principal owed to Angus Capital Partners. The Company issued common stock at an average price of $.096 per share calculated based on the closing price the day the debt was settled. Of the 7,952,487shares of common stock issued a total of 4,226,487 were issued to third parties that had acquired a portion of the Angus Capital Partners debt in private transactions.

During the nine months ended September 30, 2014, the Company did not issue any principal amount of E-Series bonds (the "Bonds"). During the nine months ended September 30, 2014, the outstanding principal balance of the Bonds totaled $311,000. The Bonds are due and payable upon maturity, a three-year period from the issuance date. Interest on the Bonds is payable at the rate of 7.5% per annum, and is payable semiannually. The Bondholder may require us to permit the Holder to convert the Bond (including any unpaid interest) into shares of Common Stock at any time only during the first year. If the Bonds are converted under this option, the Company will issue shares representing 100% of the Bond principal and unpaid interest calculated through maturity. The Common Stock issued under this option will be valued at the average closing price of the common shares for the five days prior to the notification. If the Bond is converted within the first year we will issue a three-year warrant to purchase one share of EBI Common Stock at a price of $4.00 for every $2.00 of Bond principal.

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

On March 20, 2013, we entered into a one-year unsecured promissory note debt financing agreement with JMJ Financial for (“JMJ”) up to $500,000 at the sole discretion of additional consideration with the Lender. The note includes a 10% original issue discount that is prorated based on the consideration funded. We also paid the holder an origination fee in the amount of $40,500 in 144 Stock (125 post-split shares) at the closing bid price of our common stock. As of September 30, 2014, we received funding of $300,000, bearing interest at a rate of 12% per annum and maturing in one year from the effective date of each payment. At September 30, 2014, the outstanding principal balance of the JMJ convertible promissory note totaled $142,281. The conversion price is the lesser of $0.59 or 60% of the lowest trade price in the 25 trading days previous to the conversion. The note is recorded as a current liability.

On April 2, 2013, we entered into a nine-month secured convertible promissory note debt financing agreement with Willow Creek Capital, LLC, for $244,200, bearing interest at a rate of 12% per annum and matured on October 1, 2013. At September 30, 2014, the outstanding principal balance of the Willow Creek convertible promissory note totaled $201,617. The note also includes a 10% OID of $20,000 based on the consideration funded, prepaid interest of $22,200 and $2,000 in legal and other expense. We also paid holder an origination fee in the amount of $109,890 in 144 Stock (366 post-split shares) at the closing bid price of our common stock. The holder may require us to convert the outstanding principal balance (including any unpaid interest) into shares of restricted common stock at any time after the six-month term of the note. The common stock issued will be valued using a conversion factor of 80% the average of the lowest two (2) trading prices common shares during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. If the average two (2) lowest trading prices is less than $0.33, then the conversion factor will be reduced to 70%. The holder will be entitled to purchase from the us five-year warrants expiring April 2, 2018, to purchase 122 post-split shares of ERF common stock at an exercise price of $300.00 or the per-share price at which the common stock is sold in an underwritten public offering that closes on or before the date that is six (6) months from the issue date, as may be adjusted from time to time pursuant to the terms and conditions of this Warrant.

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

On June 26, 2014, the Company entered into a nine-month unsecured convertible promissory note debt financing agreement with KBM World Wide Inc. for $103,500, bearing interest at a rate of 8% per annum and maturing March 27, 2015. On August 18 and August 28, 2014, the Company expanded the initial relationship with KBM in non-material amounts by entering into a nine-month unsecured convertible promissory note debt financing agreement with KBM World Wide Inc. for $53,000, bearing interest at a rate of 8% per annum and maturing May 18, 2015 and a nine-month unsecured convertible promissory note debt financing agreement with KBM World Wide Inc. for $32,500, bearing interest at a rate of 8% per annum and maturing May 28, 2015. The holder may require the Company to convert the outstanding principal balance (including any unpaid interest) into shares of restricted common stock at any time after 180 days following the date of this note and ending on final payment of the convertible note. The common stock issued will be valued using a conversion factor of 61% multiplied by the lowest three trading prices of the (10) trading days prior to the conversion date, which represents a discount rate of 39%. The notes will accrue interest at a rate of 8% from their issue dates until their maturity dates, and thereafter at a rate of 22% per annum. At September 30, 2014, the outstanding principal balance of the KBM World Wide Inc. convertible promissory notes totaled $189,000.

On August 4, 2014, we entered into two non-material twelve-month unsecured convertible promissory note debt financing agreements for $50,000, each with Union Capital LLC and Adar Bays LLC (collectively “Union Capital/Adar Bays”) bearing interest at a rate of 10% per annum and maturing August 15, 2015. The Company will pay principal and interest due on the notes before or on the maturity date. The holders may require the Company to convert the outstanding principal balances (including any unpaid interest) into shares of common stock without a legend at any time after 180 days following the date of these notes. The common stock issued will be valued using a conversion factor of 55% multiplied by the lowest daily closing bid price for the (15) trading days prior to the conversion date. At September 30, 2014, the outstanding principal balance of the convertible promissory notes totaled $100,000.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Following the review, the Chief Executive Officer and Chief Financial Officer added upgrades to the disclosure controls and procedures. Based on the foregoing, and after the upgrades, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2014, our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by us in our reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

ITEM 3. DEFAULT IN SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 31.1	Certification of Chief Executive officer pursuant to Rules 13a-14 (a) and 15d-14 (a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial officer pursuant to Rules 13a-14 (a) and 15d-14 (a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ERF Wireless, Inc.

By:	/s/ H. Dean Cubley
H. Dean Cubley Chief Executive Officer
Date:	November 24, 2014

By:	/s/ R. Greg Smith
R. Greg Smith Chief Financial Officer
Date:	November 24, 2014

